Form 10-Q
period 2020-09-30
Bancorp, Inc.
filed 2020-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

Commission file number: 000-51018

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

As of October 30, 2020, there were 57,590,874 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 6,220	$ 19,928
Interest earning deposits at Federal Reserve Bank	294,758	924,544
Total cash and cash equivalents	300,978	944,472

Investment securities, available-for-sale, at fair value	1,264,903	1,320,692
Investment securities, held-to-maturity (fair value $83,002 at December 31, 2019)	-	84,387
Commercial loans, at fair value (held-for-sale at December 31, 2019)	1,849,947	1,180,546
Loans, net of deferred loan fees and costs	2,488,760	1,824,245
Allowance for credit losses	(15,727)	(10,238)
Loans, net	2,473,033	1,814,007
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	5,342
Premises and equipment, net	15,849	17,538
Accrued interest receivable	18,852	13,619
Intangible assets, net	2,563	2,315
Deferred tax asset, net	7,952	12,538
Investment in unconsolidated entity, at fair value	31,783	39,154
Assets held-for-sale from discontinued operations	122,253	140,657
Other assets	79,821	81,696
Total assets	$ 6,169,302	$ 5,656,963

LIABILITIES
Deposits
Demand and interest checking	$ 4,882,834	$ 4,402,740
Savings and money market	505,928	174,290
Time deposits	-	475,000
Total deposits	5,388,762	5,052,030

Securities sold under agreements to repurchase	42	82
Senior debt	98,222	-
Subordinated debentures	13,401	13,401
Other long-term borrowings	40,462	40,991
Other liabilities	69,954	65,962
Total liabilities	5,610,843	5,172,466

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,590,874 and 56,940,521
shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	57,591	56,941
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	376,751	371,633
Retained earnings	104,282	50,742
Accumulated other comprehensive income	20,701	6,047
Total shareholders' equity	558,459	484,497

Total liabilities and shareholders' equity	$ 6,169,302	$ 5,656,963

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 44,433	$ 35,302	$ 125,326	$ 95,749
Investment securities:
Taxable interest	7,911	10,485	28,594	32,649
Tax-exempt interest	28	43	87	133
Interest earning deposits	106	2,545	1,836	7,502
	52,478	48,375	155,843	136,033
Interest expense
Deposits	1,730	9,034	11,468	26,727
Short-term borrowings	1	1,595	181	2,624
Senior debt	633	-	633	-
Subordinated debentures	118	186	408	573
	2,482	10,815	12,690	29,924
Net interest income	49,996	37,560	143,153	106,109
Provision for credit losses	1,297	650	5,798	2,950
Net interest income after provision for credit losses	48,699	36,910	137,355	103,159

Non-interest income
Service fees on deposit accounts	8	8	23	69
ACH, card and other payment processing fees	1,760	2,590	5,313	7,414
Prepaid, debit card and related fees	19,434	16,134	56,647	48,137
Net realized and unrealized gains (losses) on commercial loans
originated for sale	684	13,704	(5,412)	24,319
Change in value of investment in unconsolidated entity	-	-	(45)	-
Leasing related income	1,519	589	2,795	2,311
Other	947	490	1,996	1,379
Total non-interest income	24,352	33,515	61,317	83,629

Non-interest expense
Salaries and employee benefits	26,417	24,526	74,650	70,192
Depreciation and amortization	785	885	2,457	2,825
Rent and related occupancy cost	1,376	1,432	4,191	4,304
Data processing expense	1,192	1,192	3,538	3,684
Printing and supplies	114	164	440	506
Audit expense	397	402	1,205	1,265
Legal expense	994	1,466	4,136	4,324
Amortization of intangible assets	147	382	441	1,148
FDIC insurance	2,180	860	7,687	4,884
Software	3,595	3,199	10,458	9,180
Insurance	741	663	2,059	1,874
Telecom and IT network communications	392	417	1,186	1,060
Consulting	410	934	1,011	2,576
SEC Settlement	-	1,400	-	1,400
Lease termination expense	-	-	-	908
Other	3,286	4,129	9,605	10,669
Total non-interest expense	42,026	42,051	123,064	120,799
Income from continuing operations before income taxes	31,025	28,374	75,608	65,989
Income tax expense	7,894	7,975	19,033	17,585
Net income from continuing operations	$ 23,131	$ 20,399	$ 56,575	$ 48,404
Discontinued operations
Income (loss) from discontinued operations before income taxes	(1,671)	151	(2,720)	1,875
Income tax expense (benefit)	(1,794)	125	(2,058)	574

Income (loss) from discontinued operations, net of tax	123	26	(662)	1,301
Net income	$ 23,254	$ 20,425	$ 55,913	$ 49,705

Net income per share from continuing operations - basic	$ 0.40	$ 0.36	$ 0.98	$ 0.85
Net income (loss) per share from discontinued operations - basic	$ -	$ -	$ (0.01)	$ 0.02
Net income per share - basic	$ 0.40	$ 0.36	$ 0.97	$ 0.87

Net income per share from continuing operations - diluted	$ 0.40	$ 0.36	$ 0.97	$ 0.85
Net income (loss) per share from discontinued operations - diluted	$ -	$ -	$ (0.01)	$ 0.02
Net income per share - diluted	$ 0.40	$ 0.36	$ 0.96	$ 0.87

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$ 23,254	$ 20,425	$ 55,913	$ 49,705
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(114)	5,800	20,068	31,890
Amortization of losses previously held as available-for-sale	-	7	5	22
Other comprehensive income	(114)	5,807	20,073	31,912

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(31)	1,566	5,418	8,610
Amortization of losses previously held as available-for-sale	-	2	1	6
Income tax expense related to items of other comprehensive income	(31)	1,568	5,419	8,616

Other comprehensive income (loss), net of tax and reclassifications into net income	(83)	4,239	14,654	23,296
Comprehensive income	$ 23,171	$ 24,664	$ 70,567	$ 73,001

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2020
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total

Balance at January 1, 2020	56,940,521	$ 56,941	$ (866)	$ 371,633	$ 50,742	$ 6,047	$ 484,497
Adoption of current expected credit loss
accounting, net of taxes	-	-	-	-	(2,373)	-	(2,373)
Net income	-	-	-	-	12,591	-	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74	-	546	-	-	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	-	(411)	-	-	-
Stock-based compensation	-	-	-	1,216	-	-	1,216
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	1,553	1,553
Balance at March 31, 2020	57,425,556	$ 57,426	$ (866)	$ 372,984	$ 60,960	$ 7,600	$ 498,104

Net income	-	-	-	-	20,068	-	20,068
Common stock issued from option exercises,
net of tax benefits	129,752	129	-	(129)	-	-	-
Stock-based compensation	-	-	-	1,723	-	-	1,723
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	13,184	13,184
Balance at June 30, 2020	57,555,308	$ 57,555	$ (866)	$ 374,578	$ 81,028	$ 20,784	$ 533,079

Net income	-	-	-	-	23,254	-	23,254
Common stock issued from restricted units,
net of tax benefits	35,566	36	-	(36)	-	-	-
Stock-based compensation	-	-	-	2,209	-	-	2,209
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	(83)	(83)
Balance at September 30, 2020	57,590,874	$ 57,591	$ (866)	$ 376,751	$ 104,282	$ 20,701	$ 558,459

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2020	2019
	(in thousands)
Operating activities
Net income from continuing operations	$ 56,575	$ 48,404
Net income (loss) from discontinued operations	(662)	1,301
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2,898	3,973
Provision for credit losses	5,798	2,950
Net amortization of investment securities discounts/premiums	13,929	14,270
Stock-based compensation expense	5,149	4,396
Loans originated for sale	(683,696)	(1,099,719)
Sales and payments of commercial loans originated for resale	10,586	1,232,041
Loss (gain) on commercial loans originated for resale	126	(25,228)
Loss from discontinued operations	668	191
Fair value adjustment on investment in unconsolidated entity	45	-
Change in fair value of commercial loans, at fair value	3,054	(1,562)
Change in fair value of derivatives	2,233	2,471
Increase in accrued interest receivable	(5,233)	(1,145)
(Increase) decrease in other assets	8,050	(22,095)
Change in fair value of discontinued assets held-for-sale	-	123
Increase (decrease) in other liabilities	(2,770)	2,949
Net cash provided by (used in) operating activities	(583,250)	163,320

Investing activities
Purchase of investment securities available-for-sale	(27,658)	(157,480)
Proceeds from redemptions and prepayments of securities available-for-sale	173,892	122,438
Net cash paid due to acquisitions, net of cash acquired	(3,920)	-
Net decrease in repossessed assets	10,529	-
Net increase in loans	(672,666)	(179,806)
Net decrease in discontinued loans held-for-sale	13,710	28,939
Purchases of premises and equipment	(999)	(1,824)
Change in receivable from investment in unconsolidated entity	45	123
Return of investment in unconsolidated entity	7,326	9,842
Decrease in discontinued assets held-for-sale	4,026	6,671
Net cash used in investing activities	(495,715)	(171,097)

Financing activities
Net increase in deposits	336,732	409,983
Net decrease in securities sold under agreements to repurchase	(40)	-
Proceeds of senior debt offering	98,160	-
Proceeds from the issuance of common stock	619	-
Net cash provided by financing activities	435,471	409,983

Net increase (decrease) in cash and cash equivalents	(643,494)	402,206

Cash and cash equivalents, beginning of period	944,472	554,302

Cash and cash equivalents, end of period	$ 300,978	$ 956,508

Supplemental disclosure:
Interest paid	$ 11,098	$ 28,871
Taxes paid	$ 16,694	$ 15,037
Non-cash investing and financing activities
Investment securities transferred in securitization transaction	$ -	$ 93,191
Loans settled in acquisition	$ 3,961	$ -
Transfers of discontinued loans to discontinued other real estate owned	$ 3,780	$ 5,295
Leased vehicles transferred to repossessed assets	$ 15,318	$ -

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or the Company, is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or the Bank, which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation, or the FDIC, insured institution. In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, and cash value of insurance-backed lines of credit, or IBLOC, leasing (direct lease financing), Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial loan securitizations, or CMBS. In the third quarter of 2020, the Company decided to retain the CMBS loans on its balance sheet and no future securitizations are currently planned. Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K. The results of operations for the nine month period ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

Revenue Recognition

The Company’s revenue streams that are in the scope of Accounting Standards Codification (ASC) 606 include prepaid and debit card, card payment, ACH and deposit processing and other fees.  The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled, in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs incurred to obtain a revenue producing contract generally are expensed when incurred, as a practical expedient, because the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Codification (ASC) 606 include prepaid and debit card, card payment, ACH and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

Prepaid and debit card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly, and are also billed and collected on a monthly basis. Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred.  The Company earns transactional and/or interchange fees on prepaid card accounts when transactions occur, and revenue is billed and collected monthly or quarterly. Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the income statement. Card payment and ACH processing fees include transaction fees earned for processing merchant transactions.  Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly. ACH processing fees are earned on a per item basis, as the transactions are processed for third-party clients, and are also billed and collected monthly. Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including, but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts. Revenue for these services is recognized monthly as the services are performed. The Company’s customer contracts do not typically have performance obligations, and fees are collected and earned when the transaction occurs. The Company may, from time to time, waive certain fees for customers, but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (ROU) assets and operating lease liabilities are included in our consolidated financial statements. ROU assets represent our right-of-use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments pursuant to our leases. The ROU assets and liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses its incremental borrowing rate. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Current Expected Credit Losses

For loans held for investment at amortized cost, the Company, in 2020, began to utilize a current expected credit loss, or CECL, approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.

Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of Coronavirus is not known, but its negative impact may exceed the effect of current or future government mitigation efforts, which could impact loan performance. Additionally, under regulatory guidance loans may be granted six month payment deferrals without classification as non-accrual, delinquency or troubled debt restructuring, barring other information which would require such classification. The Company has followed the guidance of regulators and is granting such deferrals, but the duration of the crisis is uncertain and government actions after that period are unknown. Accordingly, our future estimates for the provision for credit losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce our income.

Senior Debt

On August 13, 2020, the Company issued $100 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2020, the Company had four active stock-based compensation plans. The 2020 equity compensation plan was approved at the annual meeting in May 2020. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the plan.The option term may not exceed 10 years from the date of the grant. An aggregate of 3,300,000 shares of common stock were reserved for issuance under the plan. Restricted stock units may also be granted under the plan with conditions similar to those for options. The plan is more fully described in the proxy for the May 2020 annual meeting.

The Company granted 300,000 stock options with a vesting period of four years during the nine month period ended September 30, 2020. The weighted average grant-date fair value was $3.02. The Company granted 65,104 stock options with a vesting period of four years during the nine month period ended September 30, 2019. The weighted average grant-date fair value was $3.84. There were 74,000 common stock options exercised in the nine month period ended September 30, 2020, and no common stock options exercised in the nine month period ended September 30, 2019.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2020	1,311,604	$ 8.24	3.11	$ 6,203,523
Granted	300,000	6.87	3.71	531,000
Exercised	(74,000)	8.38	-	310,280
Expired	(147,000)	7.81	-	-
Forfeited	(8,000)	9.39	-	-
Outstanding at September 30, 2020	1,382,604	$ 7.97	4.31	$ 1,372,257
Exercisable at September 30, 2020	1,033,776	$ 8.27	2.58	$ 837,839

The Company granted 1,531,702 restricted stock units (RSUs) in the first nine months of 2020 of which 1,387,602 have a vesting period of two years and nine months and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in the first nine months of 2020 had a fair value of $6.87 per unit. In the first nine months of 2019, the Company granted 930,831 RSUs of which 863,331 had a vesting period of three years and 67,500 had a vesting period of one year. The 930,831 RSUs granted in the first nine months of 2019 had a fair value of $8.57 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2020	1,253,927	$ 8.87	1.64
Granted	1,531,702	6.87	2.23
Vested	(576,356)	8.64	-
Forfeited	(12,971)	9.10	-
Outstanding at September 30, 2020	2,196,302	$ 7.53	1.90

As of September 30, 2020, there was a total of $13.4 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 2.1 years. Related compensation expense for the nine months ended September 30, 2020 and 2019 was $5.1 million and $4.4 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2020 and 2019 was $5.3 million and $3.8 million, respectively. The total intrinsic value of the options exercised and stock units vested in those respective periods was $6.5 million and $4.3 million, respectively.

For the periods ended September 30, 2020 and 2019, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2020	2019
Risk-free interest rate	0.68%	2.63%
Expected dividend yield	-	-
Expected volatility	45.20%	41.83%
Expected lives (years)	1.0 - 6.3	1.0 - 6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended September 30, 2020 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 23,131	57,588,168	$ 0.40
Effect of dilutive securities
Common stock options and restricted stock units	-	883,024	-
Diluted earnings per share
Net earnings available to common shareholders	$ 23,131	58,471,192	$ 0.40

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 123	57,588,168	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	883,024	-
Diluted earnings per share
Net earnings available to common shareholders	$ 123	58,471,192	$ -

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 23,254	57,588,168	$ 0.40
Effect of dilutive securities
Common stock options and restricted stock units	-	883,024	-
Diluted earnings per share
Net earnings available to common shareholders	$ 23,254	58,471,192	$ 0.40

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2020, and included in the dilutive earnings per share computation. Stock options for 326,000 were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 56,575	57,433,477	$ 0.98
Effect of dilutive securities
Common stock options and restricted stock units	-	618,356	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$ 56,575	58,051,833	$ 0.97

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (662)	57,433,477	$ (0.01)
Effect of dilutive securities
Common stock options and restricted stock units	-	618,356	-
Diluted loss per share
Net loss available to common shareholders	$ (662)	58,051,833	$ (0.01)

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 55,913	57,433,477	$ 0.97
Effect of dilutive securities
Common stock options and restricted stock units	-	618,356	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$ 55,913	58,051,833	$ 0.96

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2020, and included in the dilutive earnings per share computation. Stock options for 326,000 were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2019, and included in the dilutive earnings per shares computation shares because the exercise price per share was less than the average market price. Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2019, and included in dilutive earnings per share computation shares because the exercise price per share was less than the average market price. Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

In March 2020, the Company transferred the four securities previously comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize the London Inter-bank Offered Rate (LIBOR) as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the phase-out of LIBOR. The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

Available-for-sale	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 46,040	$ 2,477	$ (140)	$ 48,377
Asset-backed securities *	239,961	28	(1,810)	238,179
Tax-exempt obligations of states and political subdivisions	4,041	255	-	4,296
Taxable obligations of states and political subdivisions	49,847	4,315	-	54,162
Residential mortgage-backed securities	275,764	10,043	(106)	285,701
Collateralized mortgage obligation securities	165,147	4,103	(37)	169,213
Commercial mortgage-backed securities	370,673	17,648	(5,040)	383,281
Corporate debt securities	85,074	464	(3,844)	81,694
	$ 1,236,547	$ 39,333	$ (10,977)	$ 1,264,903

September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 29,238	$ 7	$ (365)	$ 28,880
Collateralized loan obligation securities	210,723	21	(1,445)	209,299
	$ 239,961	$ 28	$ (1,810)	$ 238,179

Available-for-sale	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 52,415	$ 672	$ (177)	$ 52,910
Asset-backed securities *	244,751	132	(534)	244,349
Tax-exempt obligations of states and political subdivisions	5,174	144	-	5,318
Taxable obligations of states and political subdivisions	58,258	1,992	-	60,250
Residential mortgage-backed securities	335,068	2,629	(1,101)	336,596
Collateralized mortgage obligation securities	221,109	1,826	(208)	222,727
Commercial mortgage-backed securities	394,852	3,836	(146)	398,542
	$ 1,311,627	$ 11,231	$ (2,166)	$ 1,320,692

December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 33,852	$ 10	$ (323)	$ 33,539
Collateralized loan obligation securities	210,899	122	(211)	210,810
	$ 244,751	$ 132	$ (534)	$ 244,349

Held-to-maturity	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,219	$ -	$ (2,067)	$ 7,152
Other debt securities - pooled	75,168	682	-	75,850
	$ 84,387	$ 682	$ (2,067)	$ 83,002

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million and $5.3 million, respectively, at September 30, 2020 and December 31, 2019. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$ 2,186	$ 2,214
Due after one year through five years	153,599	162,951
Due after five years through ten years	224,146	231,236
Due after ten years	856,616	868,502
	$ 1,236,547	$ 1,264,903

At September 30, 2020 and December 31, 2019, no investment securities were encumbered through pledging.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2020 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 538	$ (2)	$ 6,043	$ (138)	$ 6,581	$ (140)
Asset-backed securities	34	168,437	(1,293)	55,437	(517)	223,874	(1,810)
Residential mortgage-backed securities	11	5,101	(42)	8,042	(64)	13,143	(106)
Collateralized mortgage obligation securities	8	7,225	(36)	3,626	(1)	10,851	(37)
Commercial mortgage-backed securities	4	61,677	(5,023)	10,021	(17)	71,698	(5,040)
Corporate debt securities	1	-	-	6,157	(3,844)	6,157	(3,844)
Total temporarily impaired
investment securities	62	$ 242,978	$ (6,396)	$ 89,326	$ (4,581)	$ 332,304	$ (10,977)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At September 30, 2020, it had a book value of $10.0 million and a fair value of $6.2 million.

The Company has evaluated the securities in the above tables as of September 30, 2020 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including small business comprised primarily of SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending. The Company also originated loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At September 30, 2020, the fair value of these loans was $1.85 billion and their amortized cost was $1.85 billion. Included in “Net realized and unrealized gains (losses) on commercial loans originated for sale” in the consolidated statements of operations are changes in the estimate in fair value of unsold loans. For the nine months ended September 30, 2020, unrealized losses recognized for such changes in fair value were $3.1 million of which $490,000 was attributable to credit weaknesses. For the nine months ended September 30, 2019, unrealized gains recognized for such changes in fair value were $1.6 million. Interest earned on loans at fair value during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations. The Bank also pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to the Federal Home Loan Bank and to the Federal Reserve Bank for lines of credit. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The Company has periodically sponsored the structuring of commercial mortgage loan securitizations. The Company has sponsored six of these securitizations since 2017 which are described in the 2019 Form 10-K. The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary and therefore are not consolidated in its financial statements. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected such prepayment protection and extension options would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2 annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated.

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

There were no securitizations during the nine months ended September 30, 2020. A summary of securitizations and securities obtained from securitizations for the nine month period ended September 30, 2019 is as follows:

In the third quarter of 2019, the Company sponsored the The Bancorp Commercial Mortgage 2019-CRE6 Trust, securitizing $778.2 million of loans and recording a $14.2 gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $51.6 million based upon an initial discount rate of 4.12%.

In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording an $11.2 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%.

In the third quarter of 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans being currently retained total approximately $1.6 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.6 billion comprises the majority of the commercial loans, at fair value on the balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	September 30,	December 31,
	2020	2019

SBL non-real estate	$ 293,488	$ 84,579
SBL commercial mortgage	270,264	218,110
SBL construction	27,169	45,310
Small business loans *	590,921	347,999
Direct lease financing	430,675	434,460
SBLOC / IBLOC **	1,428,253	1,024,420
Advisor financing ***	26,600	-
Other specialty lending	2,194	3,055
Other consumer loans ****	3,809	4,554
	2,482,452	1,814,488
Unamortized loan fees and costs	6,308	9,757
Total loans, net of unamortized loan fees and costs	$ 2,488,760	$ 1,824,245

	September 30,	December 31,
	2020	2019

SBL loans, net of (deferred fees) and costs of $(607) and $4,215
for September 30, 2020 and December 31, 2019, respectively	$ 590,314	$ 352,214
SBL loans included in commercial loans at fair value	250,958	220,358
Total small business loans	$ 841,272	$ 572,572

* The preceding table shows small business loans, or SBL, and SBL held at fair value at the dates indicated (in thousands). Included in SBL non-real estate loans are $207.9 million of Paycheck Protection Program loans with estimated lives of less than one year. While the majority of SBL are comprised of SBA loans, SBL also includes $17.8 million of non-SBA loans as of September 30, 2020 and $17.0 million at December 31, 2019.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $359.4 million and $144.6 million.

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

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $151,000 and $882,000 at September 30, 2020 and December 31, 2019, respectively.

The following table provides information about loans individually evaluated for credit loss at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 445	$ 3,525	$ -	$ 365	$ 2
SBL commercial mortgage	2,036	2,036	-	1,056	-
SBL construction	-	-	-	-	-
Direct lease financing	260	260	-	4,116	-
Consumer - home equity	567	567	-	554	8
With an allowance recorded
SBL non-real estate	2,775	2,775	(1,818)	3,310	12
SBL commercial mortgage	5,481	5,481	(1,010)	2,098	-
SBL construction	711	711	(26)	711	-
Direct lease financing	544	544	(43)	782	-
Consumer - home equity	-	-	-	30	-
Total
SBL non-real estate	3,220	6,300	(1,818)	3,675	14
SBL commercial mortgage	7,517	7,517	(1,010)	3,154	-
SBL construction	711	711	(26)	711	-
Direct lease financing	804	804	(43)	4,898	-
Consumer - home equity	567	567	-	584	8
	$ 12,819	$ 15,899	$ (2,897)	$ 13,022	$ 22

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses as of the periods indicated (in thousands):

	September 30, 2020			December 31, 2019
	Non-accrual loans with a related ACL *	Non-accrual loans without a related ACL *	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$ 2,541	$ 394	$ 2,935	$ 3,693
SBL commercial mortgage	5,481	2,036	7,517	1,047
SBL construction	711	-	711	711
Direct leasing	544	260	804	-
Consumer	-	308	308	345
	$ 9,277	$ 2,998	$ 12,275	$ 5,796

* Allowance for credit losses

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (in thousands):

	September 30,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 2,935	$ 3,693
SBL commercial mortgage	7,517	1,047
SBL construction	711	711
Direct leasing	804	-
Consumer	308	345
Total non-accrual loans	12,275	5,796

Loans past due 90 days or more and still accruing	24	3,264
Total non-performing loans	12,299	9,060
Other real estate owned	-	-
Total non-performing assets	$ 12,299	$ 9,060

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2020 and 2019, was $459,000 and $356,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2020. In the nine months ended September 30, 2020 a total of $361,000 was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of September 30, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 927	$ 927	8	$ 1,309	$ 1,309
Direct lease financing	1	260	260	1	286	286
Consumer	2	474	474	2	489	489
Total	11	$ 1,661	$ 1,661	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 23	$ 904	$ -	$ 51	$ 1,258
Direct lease financing	-	260	-	-	286	-
Consumer	-	-	474	-	-	489
Total	$ -	$ 283	$ 1,378	$ -	$ 337	$ 1,747

The Company had one troubled debt restructured loan at March 31, 2020 that had been restructured within the last 12 months that has subsequently defaulted. In February 2020, a single borrower came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave the Company permission to sell the vehicles which were transferred to other assets as of June 30, 2020. As a result of the sales, substantially all of the balance has been repaid, and the $15.3 million balance noted above was reduced to $1.7 million as of September 30, 2020. As of October 29, 2020, the balance had been reduced to $690,000. Estimates of the disposition value of the remaining vehicles currently exceed the balance due.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2020 or December 31, 2019.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of September 30, 2020, there were 11 troubled debt restructured loans with a balance of $1.7 million which had specific reserves of $479,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

Effective January 1, 2020, CECL accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact our Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the September 30, 2020 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		September 30, 2020
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$ 4,914	8.33%	$ 4,766	8.08%	$ 4,801	1.64%
SBL commercial mortgage	1,458	0.71%	2,009	0.98%	3,552	1.31%
SBL construction	432	0.95%	571	1.26%	423	1.56%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,847	1.35%
SBLOC	440	0.05%	440	0.05%	534	0.00%
IBLOC	113	0.08%	72	0.05%	180	0.00%
Advisor financing	-	0.00%	-	0.00%	199	0.75%
Other specialty lending (1)	97	0.39%	170	0.40%	148	6.75%
Consumer - other	40	0.88%	58	1.27%	43	1.13%
Unallocated	318		-		-	0.00%
	$ 10,238	0.56%	$ 12,874	0.71%	$ 15,727	0.63%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	-		569		570
Total allowance for credit losses	$ 10,238		$ 13,443		$ 16,297

(1)Included in other speciality lending are $34.7 million of SBA loans purchased for CRA purposes as of September 30,2020. These loans are classified as SBL in our loan tables.

Management estimates the allowance using relevant available internal and external historical loan performance information, current economic conditions and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated life of the loans. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the audit committee for their review. The allowance for credit losses includes reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Expected credit losses for such collateral dependent loans are based on the difference between loan principal and the estimated fair value of the collateral, adjusted for disposition costs as appropriate.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. A historical loss rate is calculated for each product type, except SBLOC and IBLOC, based upon historical net charge-offs for that product. The loss rate is determined by classifying charge-off losses according to the year the related loans were originated, which is referred to as vintage analysis. The loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. Additionally, for all loan pools the Company adds to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors adjust for asset specific differences between historical loss experience and the current portfolio for each pool. The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That reserve is recorded in other liabilities. In the twelve to eighteen months for which the Company believes it is able to develop reasonable and supportable forecasts, its model includes qualitative factors which may increase or decrease the allowance compared to historical loss rates. For average loan lives which extend beyond that period, expected losses provided for in the allowance are primarily based on applying historical loss rates over the estimated lives of the loans. Even though portions of the allowance may be allocated to loans that have been individually measured for credit deterioration, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the Coronavirus would impact the Company’s loan pools, the Company increased other qualitative factors to moderate in 2020. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves. The Company’s charge-offs in its lines of business have been non-existent for SBLOC and IBLOC. The charge-off history for SBL and leasing do not correlate with economic conditions. Given the continuing economic weakness, the economic qualitative component for the non-guaranteed portion of SBA 7a loans, was increased to moderate high. While specific or groups of economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans and leasing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history was the primary quantitative element in the forecasts.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of our primary portfolio pools and loans accordingly classified, by year of origination, is as follows:

hiltyhil

As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$ 208,252	$ -	$ -	$ -	$ -	$ -	$ -	$ 208,252
Pass	7,018	9,541	12,557	6,745	7,654	10,916	-	54,431
Special mention	-	-	1,132	-	520	716	-	2,368
Substandard	-	43	20	693	1,324	1,662	-	3,742
Total SBL non-real estate	215,270	9,584	13,709	7,438	9,498	13,294	-	268,793

SBL commercial mortgage
Non-rated	9,681	2,938	-	-	-	-	-	12,619
Pass	17,611	64,628	48,134	39,773	32,808	36,011	-	238,965
Special mention	-	-	-	-	-	259	-	259
Substandard	-	-	-	-	76	7,441	-	7,517
Total SBL commercial mortgage	27,292	67,566	48,134	39,773	32,884	43,711	-	259,360

SBL construction
Non-rated	206	-	-	-	-	-	-	206
Pass	2,855	14,078	9,595	-	-	-	-	26,528
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	711	-	-	711
Total SBL construction	3,061	14,078	9,595	-	711	-	-	27,445

Direct lease financing
Non-rated	11,315	3,065	2,437	1,256	587	18	-	18,678
Pass	204,670	98,781	59,875	28,921	11,990	2,086	-	406,323
Special mention	-	-	-	-	8	-	-	8
Substandard	3,676	46	503	846	556	39	-	5,666
Total direct lease financing	219,661	101,892	62,815	31,023	13,141	2,143	-	430,675

SBLOC
Non-rated	-	-	-	-	-	-	7,897	7,897
Pass	-	-	-	-	-	-	1,064,990	1,064,990
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBLOC	-	-	-	-	-	-	1,072,887	1,072,887

IBLOC
Non-rated	-	-	-	-	-	-	97,017	97,017
Pass	-	-	-	-	-	-	262,340	262,340
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total IBLOC	-	-	-	-	-	-	359,357	359,357

Other specialty
Non-rated	2,537	-	-	-	-	-	-	2,537
Pass	116	3,484	6,368	7,042	7,083	12,817	-	36,910
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other specialty	2,653	3,484	6,368	7,042	7,083	12,817	-	39,447

Advisor financing
Non-rated	11,717	-	-	-	-	-	-	11,717
Pass	15,269	-	-	-	-	-	-	15,269
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total advisor financing	26,986	-	-	-	-	-	-	26,986

Consumer
Non-rated	414	-	-	15	-	1,617	-	2,046
Pass	-	-	-	-	-	1,456	-	1,456
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	308	-	308
Total consumer	414	-	-	15	-	3,381	-	3,810
Total	$ 495,337	$ 196,604	$ 140,621	$ 85,291	$ 63,317	$ 75,346	$ 1,432,244	$ 2,488,760

SBL. Substantially all small business loans consist of SBA loans.  The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program and a temporary program, the Paycheck Protection Program, or PPP, in 2020.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages.  In 2020, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the  Coronavirus, and these loans are expected to be reimbursed by the U.S. government within one year of their origination.   The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portion of 7a loans and PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics because of the U.S. government guarantee.

Direct lease financing. The Company provides lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment.  Leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which Company sells the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term.  A closed-end lease is one for which no such payment is due on lease termination.  In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. The qualitative factors for direct lease financing focus on underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

SBLOC. SBLOC loans are made to individuals, trusts and entities and are secured by a pledge of marketable securities maintained in one or more accounts with respect to which the Company obtains a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower.  The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, which has remained appropriate as losses have not materialized despite the historic declines in the equity markets during 2020, during which there have been no losses. Significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. IBLOC loans are collateralized by the cash surrender value of insurance policies. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards.  Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies.

Advisor financing.  In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession.  Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio.  Personal guarantees and blanket business liens are obtained as appropriate.  The qualitative factors for advisor financing focus on changes in lending policies and procedures, portfolio performance and economic conditions.

Other specialty lending and consumer loans. Other specialty lending loans and consumer loans are categories of loans which the Company generally no longer offers. The loans primarily are consumer loans and home equity loans. The qualitative factors for all other specialty lending and consumer loans focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

Expected credit losses are estimated over the estimated remaining lives of loans. The estimate excludes possible extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.

The Company does not measure an allowance for credit losses on accrued interest receivable balances, because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status.

As a result of the CARES Act, the SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of September 30, 2020, the Company had $334.7 million of related guaranteed balances, and additionally had $207.9 million of PPP loans which were also guaranteed. The six months of support will expire in the fourth quarter of 2020, at which time the Company may decide to grant up to six month of deferrals for principal and interest payments. Accounting and banking regulators have determined that deferrals of up to six months of principal and interest payments on loans do not represent material changes in loan terms, as a result of Covid and not because of other or pre-existing financial difficulties. Accordingly, such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured.

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of September 30, 2020 was $570,000.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ -	$ 12	$ 40	$ 318	$ 10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	-	158	20	(318)	2,637
Charge-offs	(1,350)	-	-	(2,178)	-	-	-	-	-	(3,528)
Recoveries	82	-	-	502	-	-	-	-	-	584
Provision (credit)	1,304	1,543	(148)	2,735	202	199	(22)	(17)	-	5,796
Ending balance	$ 4,801	$ 3,552	$ 423	$ 5,847	$ 714	$ 199	$ 148	$ 43	$ -	$ 15,727

Ending balance: Individually evaluated for expected credit loss	$ 1,818	$ 1,010	$ 26	$ 43	$ -	$ -	$ -	$ -	$ -	$ 2,897

Ending balance: Collectively evaluated for expected credit loss	$ 2,983	$ 2,542	$ 397	$ 5,804	$ 714	$ 199	$ 148	$ 43	$ -	$ 12,830

Loans:
Ending balance	$ 293,488	$ 270,264	$ 27,169	$ 430,675	$ 1,428,253	$ 26,600	$ 2,194	$ 3,809	$ 6,308	$ 2,488,760

Ending balance: Individually evaluated for expected credit loss	$ 3,220	$ 7,517	$ 711	$ 804	$ -	$ -	$ -	$ 567	$ -	$ 12,819

Ending balance: Collectively evaluated for expected credit loss	$ 290,268	$ 262,747	$ 26,458	$ 429,871	$ 1,428,253	$ 26,600	$ 2,194	$ 3,242	$ 6,308	$ 2,475,941

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(1,362)	-	-	(528)	-	-	(1,103)	-	(2,993)
Recoveries	125	-	-	51	-	-	2	-	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400

Ending balance	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238

Ending balance: Individually evaluated for impairment	$ 2,961	$ 136	$ 36	$ -	$ -	$ -	$ 9	$ -	$ 3,142

Ending balance: Collectively evaluated for impairment	$ 2,024	$ 1,336	$ 396	$ 2,426	$ 553	$ 12	$ 31	$ 318	$ 7,096

Loans:
Ending balance	$ 84,579	$ 218,110	$ 45,310	$ 434,460	$ 1,024,420	$ 3,055	$ 4,554	$ 9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$ 4,139	$ 1,047	$ 711	$ 286	$ -	$ -	$ 610	$ -	$ 6,793

Ending balance: Collectively evaluated for impairment	$ 80,440	$ 217,063	$ 44,599	$ 434,174	$ 1,024,420	$ 3,055	$ 3,944	$ 9,757	$1,817,452

September 30, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(995)	-	-	(391)	-	-	(3)	-	(1,389)
Recoveries	94	-	-	51	-	-	1	-	146
Provision (credit)	1,595	315	141	676	118	(48)	125	28	2,950
Ending balance	$ 5,330	$ 1,256	$ 391	$ 2,361	$ 511	$ 12	$ 231	$ 268	$ 10,360

Ending balance: Individually evaluated for impairment	$ 3,037	$ 71	$ 35	$ 136	$ -	$ -	$ 204	$ -	$ 3,483

Ending balance: Collectively evaluated for impairment	$ 2,293	$ 1,185	$ 356	$ 2,225	$ 511	$ 12	$ 27	$ 268	$ 6,877

Loans:
Ending balance	$ 84,181	$ 209,008	$ 38,116	$ 412,755	$ 920,463	$ 3,167	$ 6,388	$ 9,299	$ 1,683,377

Ending balance: Individually evaluated for impairment	$ 4,250	$ 458	$ 711	$ 424	$ -	$ -	$ 1,715	$ -	$ 7,558

Ending balance: Collectively evaluated for impairment	$ 79,931	$ 208,550	$ 37,405	$ 412,331	$ 920,463	$ 3,167	$ 4,673	$ 9,299	$ 1,675,819

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2020 or December 31, 2019.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	September 30, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 2,631	$ 440	-	$ 2,935	$ 6,006	$ 287,482	$ 293,488
SBL commercial mortgage	2,087	850	-	7,517	10,454	259,810	270,264
SBL construction	-	-	-	711	711	26,458	27,169
Direct lease financing	946	503	24	804	2,277	428,398	430,675
SBLOC / IBLOC	3,174	362	-	-	3,536	1,424,717	1,428,253
Advisor financing	-	-	-	-	-	26,600	26,600
Other specialty lending	-	-	-	-	-	2,194	2,194
Consumer - other	-	-	-	-	-	650	650
Consumer - home equity	-	-	-	308	308	2,851	3,159
Unamortized loan fees and costs	-	-	-	-	-	6,308	6,308
	$ 8,838	$ 2,155	$ 24	$ 12,275	$ 23,292	$ 2,465,468	$ 2,488,760

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

The following table provides information by credit risk rating indicator, as discussed previously in this note, for each segment of the loan portfolio, excluding loans at fair value, at December 31, 2019 (in thousands):

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

* For information on targeted loan review thresholds see “Allowance for Loan Losses” in the 2019 Form 10-K in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2020 and December 31, 2019, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2020, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $3.1 million at September 30, 2020 and $2.3 million at December 31, 2019.

The Bank periodically purchases securities under agreements to resell, and engaged in other securities transactions through J.V.B. Financial Group, LLC, or JVB, a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In the first nine months of 2020, the Company did not purchase any securities from JVB. In the first nine months of 2019, the Company purchased $1.4 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm. The Company has historically purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates. JVB was in compliance with all of the terms of the agreements at September 30, 2020 and had complied with all terms for all prior repurchase agreements. There were no repurchase agreements with JVB outstanding at September 30, 2020 and December 31, 2019, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.4 million and $915,000 for legal services for the nine months ended September 30, 2020 and 2019, respectively.

Note 8. Fair Value Measurements

ASC 825, “Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities although it has sold loans in the past and may do so in the future. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $301.0 million and $944.5 million as of September 30, 2020 and December 31, 2019, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the third quarter of 2020, there were no transfers between the three levels. In the third quarter of 2019, there were $100.7 million of transfers from level two to level three. The securities were transferred due to the difficulty in obtaining reliable pricing service information related to significant observable inputs. The securities transferred were those which were acquired in the commercial real estate securitizations.

FHLB and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost. Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans, at fair value are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available.

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

Assets held-for-sale from discontinued operations are recorded at the lower of cost basis or market value. For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. Loan fair values are based on “unobservable inputs” that are based on available information. Level 3 fair values are based on the present value of cash flows by unit of measurement. For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized. For SBA loans, market indications for similar loans were utilized on a pooled basis. For other real estate owned, market value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,264,903	$ 1,264,903	$ -	$ 1,080,555	$ 184,348
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	-	-	1,368
Commercial loans, at fair value	1,849,947	1,849,947	-	-	1,849,947
Loans, net of deferred loan fees and costs	2,488,760	2,486,275	-	-	2,486,275
Investment in unconsolidated entity	31,783	31,783	-	-	31,783
Assets held-for-sale from discontinued operations	122,253	122,253	-	-	122,253
Interest rate swaps, liability	2,465	2,465	-	2,465	-
Demand and interest checking	4,882,834	4,882,834	-	4,882,834	-
Savings and money market	505,928	505,928	-	505,928	-
Senior debt	98,222	101,910	-	101,910	-
Subordinated debentures	13,401	8,235	-	-	8,235
Securities sold under agreements to repurchase	42	42	42	-	-

	December 31, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,320,692	$ 1,320,692	$ -	$ 1,203,359	$ 117,333
Investment securities, held-to-maturity	84,387	83,002	-	75,850	7,152
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	5,342	-	-	5,342
Commercial loans, at fair value	1,180,546	1,180,546	-	-	1,180,546
Loans, net of deferred loan fees and costs	1,824,245	1,826,154	-	-	1,826,154
Investment in unconsolidated entity	39,154	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	140,657	-	-	140,657
Interest rate swaps, liability	232	232	-	232	-
Demand and interest checking	4,402,740	4,402,740	-	4,402,740	-
Savings and money market	174,290	174,290	-	174,290	-
Time deposits	475,000	475,000	-	-	475,000
Senior debt	-	-	-	-	-
Subordinated debentures	13,401	9,736	-	-	9,736
Securities sold under agreements to repurchase	82	82	82	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 48,377	$ -	$ 48,377	$ -
Asset-backed securities	238,179	-	238,179	-
Obligations of states and political subdivisions	58,458	-	58,458	-
Residential mortgage-backed securities	285,701	-	285,701	-
Collateralized mortgage obligation securities	169,213	-	169,213	-
Commercial mortgage-backed securities	383,281	-	280,627	102,654
Corporate debt securities	81,694	-	-	81,694
Total investment securities available-for-sale	1,264,903	-	1,080,555	184,348
Commercial loans, at fair value	1,849,947	-	-	1,849,947
Investment in unconsolidated entity	31,783	-	-	31,783
Assets held-for-sale from discontinued operations	122,253	-	-	122,253
Interest rate swaps, liability	2,465	-	2,465	-
	$ 3,266,421	$ -	$ 1,078,090	$ 2,188,331

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 52,910	$ -	$ 52,910	$ -
Asset-backed securities	244,349	-	244,349	-
Obligations of states and political subdivisions	65,568	-	65,568	-
Residential mortgage-backed securities	336,596	-	336,596	-
Collateralized mortgage obligation securities	222,727	-	222,727	-
Commercial mortgage-backed securities	398,542	-	281,209	117,333
Total investment securities available-for-sale	1,320,692	-	1,203,359	117,333
Commercial loans, at fair value	1,180,546	-	-	1,180,546
Investment in unconsolidated entity	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	-	-	140,657
Interest rate swaps, liability	232	-	232	-
	$ 2,680,817	$ -	$ 1,203,127	$ 1,477,690

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

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		at fair value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Beginning balance	$ 117,333	$ 24,390	$ 1,180,546	$ 688,471
Transfers into level 3	-	100,664	-	-
Transfers out of level 3	-	-	-	-
Reclass of held-to-maturity securities to available-for-sale	85,151	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(3,180)	25,986
Included in other comprehensive income	2,215	688	-	-
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	683,696	1,795,376
Sales	-	-	-	(1,329,287)
Settlements	(20,351)	(8,409)	(11,115)	-
Ending balance	$ 184,348	$ 117,333	$ 1,849,947	$ 1,180,546

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ (3,054)	$ 963

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Beginning balance	$ 39,154	$ 59,273	$ 140,657	$ 197,831
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	(45)	-	(2,332)	(487)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	2,046	2,125
Sales	-	-	(1,252)	(7,136)
Settlements	(7,326)	(20,119)	(16,571)	(49,021)
Charge-offs	-	-	(295)	(2,655)
Ending balance	$ 31,783	$ 39,154	$ 122,253	$ 140,657

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ (45)	$ -	$ (1,899)	$ (487)

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2020	Valuation techniques	Unobservable inputs	September 30, 2020	September 30, 2020

Commercial mortgage backed investment	$ 102,654	Discounted cash flow	Discount rate	4.19% - 8.29%	4.72%
securities available-for-sale (a)
Insurance liquidating trust preferred security,	6,156	Discounted cash flow	Discount rate	7.47%	7.47%
available-for-sale (b)
Corporate debt securities (c)	75,538	Traders' pricing	Price indications	$100.55 - $101.00	$100.90
Federal Home Loan Bank and Atlantic	1,368	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs (d)	2,486,275	Discounted cash flow	Discount rate	1.00% - 7.00%	2.63%

Commercial - SBA (e)	250,958	Traders' pricing	Offered quotes	$100.00 - $117.5	$105.60
Commercial - fixed (f)	84,901	Discounted cash flow	Discount rate	5.01% - 7.30%	5.90%
Commercial - floating (g)	1,514,088	Discounted cash flow	Discount rate	3.00% - 7.80%	4.81%
Commercial loans, at fair value	1,849,947

Investment in unconsolidated entity (h)	31,783	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (i)	122,253	Discounted cash flow	Discount rate,	2.73% - 7.58%	4.19%
			Credit analysis
Subordinated debentures (j)	8,235	Discounted cash flow	Discount rate	7.47%	7.47%

	Level 3 instruments only

	Fair value at			Range at
	December 31, 2019	Valuation techniques	Unobservable inputs	December 31, 2019

Commercial mortgage backed investment	$ 117,333	Discounted cash flow	Discount rate	4.05% - 8.18%
securities available-for-sale
Insurance liquidating trust preferred security,	7,152	Discounted cash flow	Discount rate	8.01%
available-for-sale
Federal Home Loan Bank and Atlantic	5,342	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs	1,826,154	Discounted cash flow	Discount rate	3.11% - 6.93%

Commercial - SBA	220,358	Traders' pricing	Offered quotes	$101.6 - $107.9
Commercial - fixed	88,986	Discounted cash flow	Discount rate	4.33% - 7.13%
Commercial - floating	871,202	Discounted cash flow	Discount rate	4.51% - 6.81%
Commercial loans, at fair value	1,180,546

Investment in unconsolidated entity	39,154	Discounted cash flow	Discount rate	5.84%
			Default rate	1.00%
Assets held-for-sale from discontinued operations	140,657	Discounted cash flow	Discount rate,	3.49% -7.58%
			Credit analysis
Subordinated debentures	9,736	Discounted cash flow	Discount rate	8.01%

The valuations for each of the instruments above, as of the balance sheet date, is subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the September 30, 2020 table.

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

d)Loans, net of deferred fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At September 30, 2020, the balance included $207.9 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

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

g)Commercial-floating are floating rate loans, the vast majority of which are secured by multi-family properties. These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans. Certain non multi family loans are fair valued by a third party, based upon discounting at market rates for similar loans.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 9,922	$ -	$ -	$ 9,922

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 3,651	$ -	$ -	$ 3,651
Intangible assets	2,315	-	-	2,315
	$ 5,966	$ -	$ -	$ 5,966

(1)The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2020, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $9.9 million. To arrive at that fair value, related loan principal of $12.8 million was reduced by specific reserves of $2.9 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at September 30, 2020 were 11 troubled debt restructured loans with a balance of $1.7 million, which had specific reserves of $479,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. There was no other real estate owned in continuing operations at either September 30, 2020 or December 31, 2019.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of September 30, 2020, the Company had entered into six interest rate swap agreements with an aggregate notional amount of $37.8 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a loss of $2.2 million for the nine months ended September 30, 2020 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations. The amount payable by the Company under these swap agreements was $2.5 million at September 30, 2020, which is reported in other liabilities. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.8 million as of September 30, 2020.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2020 are summarized below (dollars in thousands):

	September 30, 2020
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	0.25%	(78)
December 23, 2025	6,800	2.16%	0.22%	(636)
December 24, 2025	8,200	2.17%	0.22%	(775)
January 28, 2026	3,000	1.87%	0.25%	(239)
July 20, 2026	6,300	1.44%	0.27%	(377)
December 12, 2026	3,200	2.26%	0.25%	(360)
Total	$ 37,800			$ (2,465)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition. The software is being amortized over eight years, ending in October 2020. Amortization expense is $217,000 per year ($16,000 over the remainder of the amortization period). The gross carrying amount of the software is $1.8 million, and as of September 30, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.8 million and $1.7 million.

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.7 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.5 million and $1.2 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $4.6 million. In the acquisition the Company acquired $9.9 million of leases, $958,000 in automobile inventory and other assets. The excess of the consideration issued over the book value of the assets acquired was $1.5 million, which was allocated as follows. The fair value of the leases was $453,000 over their book value and is being amortized over the lives of the leases. A customer list intangible of $689,000 is being amortized over a 12 year period. Amortization expense is $57,000 per year ($285,000 over the next five years). The Company preliminarily allocated the $689,000 to the customer list and expects to complete its accounting for this business combination by the fourth quarter of 2020. Until completion, the above allocation of purchase price is considered preliminary. The gross carrying amount of the customer list intangible is $689,000 as of September 30, 2020 and the accumulated amortization was $43,000. The remainder of the $1.5 million excess of consideration over book value was a trade name valuation of $135,000 and an inventory valuation adjustment of $100,000. An outstanding loan by the Bank of approximately $4.0 million to the acquired entity, was eliminated as part of the transaction. Approximately $4.4 million of liabilities were assumed.

Note 11. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted this guidance on its effective date using a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application, January 1, 2019. Consequently, financial information was not required to be updated and the disclosures required under the new standard were provided beginning January 1, 2019.

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

The ASU also includes disclosure requirements for lessors which encompass the Company’s direct financing leases. The first disclosure requirement is to discuss significant shifts, if any, in the balance of unguaranteed residual assets and deferred selling profit on direct financing leases. The Company’s direct financing lease portfolio consists primarily of vehicles which are sold at the end of lease terms. The Company does not hold title to the vehicles prior to inception of the lease and, thus, selling profit is not expected or deferred. However, sales of the vehicles may result in income when sales prices exceed residual values. This income is reported in the consolidated statements of operations under non-interest income. Since the majority of the portfolio is comprised of vehicle leases, sales prices may differ from residual values as a result of changes in the used vehicle market for both commercial vehicles, such as trucks, and passenger vehicles.

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2020	$ 41,520
2021	120,670
2022	87,382
2023	56,629
2024	27,709
2025 and thereafter	8,026
Total undiscounted cash flows	341,936
Residual value *	134,546
Difference between undiscounted cash flows and discounted cash flows	(45,807)
Present value of lease payments recorded as lease receivables	$ 430,675

*Of the $134,546,000, $30,050,000 is not guaranteed by the lessee or other guarantors.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a CECL approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, which were offset by $2.6 million in the allowance for credit losses and a $569,000 credit to other liabilities. The $569,000 reflected a reserve on unfunded commitments.

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

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The interest rates on certain of the Company’s securities, the majority of commercial loans held at fair value and its trust preferred securities outstanding (classified as subordinated debenture on the balance sheet), utilize LIBOR as a reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company is assessing the potential impact of the phase-out of LIBOR and related accounting guidance.

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

Note 13. Legal

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank has filed an answer denying the allegations and continues to vigorously defend the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied and the case is in preliminary stages of discovery. At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Company has received and is responding to two non-public fact-finding inquiries from the SEC, which in each case is seeking to determine if violations of the federal securities laws have occurred. The Company refers to these inquiries collectively as the SEC matters. On October 9, 2019, the Company received a subpoena seeking records related generally to The Bancorp Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company.  Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with The Bancorp Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank.  Since inception of these SEC matters to the present, the Company has been cooperating fully with the SEC.  The SEC has not made any findings, or alleged any wrongdoings, with respect to the SEC matters. The costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of the SEC matters.

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. The Bank is vigorously defending this matter and the case is in preliminiary stages of discovery. Given the early stages of this matter, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes commercial loan sales and securitization, or the retention of such loans if not sold or securitized, SBA loans, direct lease financing and security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 44,408	$ -	$ 8,070	$ -	$ 52,478
Interest allocation	-	8,070	(8,070)	-	-
Interest expense	232	1,234	1,016	-	2,482
Net interest income (loss)	44,176	6,836	(1,016)	-	49,996
Provision for credit losses	1,297	-	-	-	1,297
Non-interest income	2,395	21,933	24	-	24,352
Non-interest expense	17,236	16,939	7,851	-	42,026
Income (loss) from continuing operations before taxes	28,038	11,830	(8,843)	-	31,025
Income tax expense	-	-	7,894	-	7,894
Income (loss) from continuing operations	28,038	11,830	(16,737)	-	23,131
Income from discontinued operations	-	-	-	123	123
Net income (loss)	$ 28,038	$ 11,830	$ (16,737)	$ 123	$ 23,254

	For the three months ended September 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 35,210	$ -	$ 13,165	$ -	$ 48,375
Interest allocation	-	13,165	(13,165)	-	-
Interest expense	353	7,236	3,226	-	10,815
Net interest income (loss)	34,857	5,929	(3,226)	-	37,560
Provision for credit losses	650	-	-	-	650
Non-interest income	14,719	18,767	29	-	33,515
Non-interest expense	15,791	16,289	9,971	-	42,051
Income (loss) from continuing operations before taxes	33,135	8,407	(13,168)	-	28,374
Income tax expense	-	-	7,975	-	7,975
Income (loss) from continuing operations	33,135	8,407	(21,143)	-	20,399
Income from discontinued operations	-	-	-	26	26
Net income (loss)	$ 33,135	$ 8,407	$ (21,143)	$ 26	$ 20,425

	For the nine months ended September 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 125,254	$ -	$ 30,589	$ -	$ 155,843
Interest allocation	-	30,589	(30,589)	-	-
Interest expense	791	7,381	4,518	-	12,690
Net interest income (loss)	124,463	23,208	(4,518)	-	143,153
Provision for credit losses	5,798	-	-	-	5,798
Non-interest income	(1,622)	62,770	169	-	61,317
Non-interest expense	51,742	51,345	19,977	-	123,064
Income (loss) from continuing operations before taxes	65,301	34,633	(24,326)	-	75,608
Income tax expense	-	-	19,033	-	19,033
Income (loss) from continuing operations	65,301	34,633	(43,359)	-	56,575
Loss from discontinued operations	-	-	-	(662)	(662)
Net income (loss)	$ 65,301	$ 34,633	$ (43,359)	$ (662)	$ 55,913

	For the nine months ended September 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 95,573	$ -	$ 40,460	$ -	$ 136,033
Interest allocation	-	40,460	(40,460)	-	-
Interest expense	1,087	23,947	4,890	-	29,924
Net interest income (loss)	94,486	16,513	(4,890)	-	106,109
Provision for credit losses	2,950	-	-	-	2,950
Non-interest income	27,794	55,733	102	-	83,629
Non-interest expense	47,196	50,211	23,392	-	120,799
Income (loss) from continuing operations before taxes	72,134	22,035	(28,180)	-	65,989
Income tax expense	-	-	17,585	-	17,585
Income (loss) from continuing operations	72,134	22,035	(45,765)	-	48,404
Income from discontinued operations	-	-	-	1,301	1,301
Net income (loss)	$ 72,134	$ 22,035	$ (45,765)	$ 1,301	$ 49,705

September 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 4,378,815	$ 37,547	$ 1,630,687	$ 122,253	$ 6,169,302
Total liabilities	$ 286,610	$ 4,752,944	$ 571,289	$ -	$ 5,610,843

December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 3,008,304	$ 57,746	$ 2,450,256	$ 140,657	$ 5,656,963
Total liabilities	$ 247,485	$ 4,030,921	$ 894,060	$ -	$ 5,172,466

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Interest income	$ 890	$ 1,609	$ 3,259	$ 5,293
Interest expense	-	-	-	-
Net interest income	890	1,609	3,259	5,293

Non-interest income	4	9	18	33
Non-interest expense	2,565	1,467	5,997	3,451

Income (loss) before taxes	(1,671)	151	(2,720)	1,875
Income tax expense (benefit)	(1,794)	125	(2,058)	574
Net income (loss)	$ 123	$ 26	$ (662)	$ 1,301

	September 30,	December 31,
	2020	2019
Loans, net	$ 98,388	$ 115,879
Other real estate owned	23,865	24,778
Total assets	$ 122,253	$ 140,657

Non-interest expense for the three and nine months ended September 30, 2020 reflected $1.4 million and $2.3 million, respectively, of fair value and realized losses on loans. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $122.3 million of loans and other real estate owned remain in assets held-for-sale on the September 30, 2020 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of September 30, 2020. The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $31.8 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements. The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its September 30, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. On November 5, 2020, the Company announced a common stock repurchase program. Repurchased shares may be reissued for various corporate purposes. The Company currently plans to spend up to $10.0 million per quarter for such repurchases depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in this Form 10-Q our Annual Report on Form 10-K for the year ended December 31, 2019 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by applicable law.

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

Recent Developments

The Coronavirus has impacted our financial performance, primarily through unrealized losses on commercial loans originated for sale which are now being held on the balance sheet. Our year-to-date net income of $55.9 million reflected pre-tax charges of approximately $5.4 million for such unrealized losses on our commercial loans held at fair value which were directly related to the economic impact of the Coronavirus. Additional impact of the Coronavirus included an approximate $1.1 million increase in the provision for credit losses related to economic factors. These charges were recognized primarily in the first quarter of 2020. As a result of the potentially unique impact of the Coronavirus on our financial performance, we have added new loan tables under “Financial Condition-Loan Portfolio”. The $63.3 million of hotel loans in our $1.60 billion commercial loans held at fair value portfolio may represent an elevated risk. However, the vast majority of that portfolio are multi-family loans, which have an updated expected Coronavirus cumulative loss rate of 1.2% based on an analysis by a nationally recognized analytics firm. Substantially all of these loans are recorded on the balance sheet at a 1% discount, which largely offsets those projected cumulative Coronavirus losses. Our next largest $1.43 billion loan portfolio is substantially all comprised of securities-backed lines of credit, or SBLOC, and insurance policy cash value-backed lines of credit, or IBLOC, loans which have not incurred losses, notwithstanding the recent historic declines in equity markets. Approximately half of the Small Business Administration, or SBA, loan portfolio is U.S. government guaranteed, and the U.S. government is paying principal and interest on those loans for a six month period which began in April 2020. The six months of payments funded by the U.S. government will be largely completed in the fourth quarter of 2020, after which payment deferrals of up to six months may be granted. While proposed legislation for continuation of U.S. government funded loan payments is being considered by Congress, there can be no assurance that such proposals will become law. The majority of the other SBA loans consist of commercial mortgages with 50% to 60% origination date loan-to-value. For leases which experience credit issues, we have recourse to the leased vehicles. While there is uncertainty related to the future, we believe these are positive characteristics of our loan portfolio which demonstrate lower risk than other forms of lending.

U.S. government efforts to address the economic impact of the Coronavirus include several actions which have and will directly impact us, as follows:

•The Paycheck Protection Program, or PPP, provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. We have originated approximately 1,250 PPP loans, totaling in excess of $200 million, which we expect will net approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, new legislation and rulemaking have resulted in their estimated recognition over approximately eleven months beginning April 2020.

•The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of September 30, 2020, we had $334.7 million of related guaranteed balances, and additionally had $207.9 million of PPP loans which were also guaranteed. The six months of support will expire in the fourth quarter of 2020, at which time we may decide to grant up to six month of deferrals for principal and interest payments.

•Accounting and banking regulators have determined that deferrals of up to six months of principal and interest payments on loans do not represent material changes in loan terms. Accordingly, such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured.

In the third quarter of 2020, we decided to retain the existing portfolio of commercial real estate loans totaling $1.60 billion which had been originated for sale or securitization. Further, we are not currently planning any future securitizations. The portfolio is mostly comprised of multi-family loans, specifically apartment buildings, and comprises the majority of the commercial loans at fair value on our balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The following table summarizes our loan payment deferrals as of September 30, 2020 (in thousands):

	Principal for loans with deferrals	Total principal by loan category	% of total loan principal with deferrals
Commercial real estate loans, at fair value (excluding SBA loans)	$ 30,300	$ 1,602,948	1.9%
Securities backed lines of credit, insurance backed lines of credit & advisor financing	-	1,454,852	0.0%
Small business lending, substantially all SBA loans	17,585	836,370	2.1%
Direct lease financing	3,819	430,675	0.9%
Discontinued operations	1,785	103,057	1.7%
Other consumer loans and specialty lending	-	6,003	0.0%
Total	$ 53,489	$ 4,433,905	1.2%

At September 30, 2020, SBA 7a loans, included in Small business lending above, totaled $432.7 million of which $98.0 million was not U.S. government guaranteed.   The CARES Act of 2020, or CARES ACT, provides SBA borrowers six months of principal and interest payments.  A large percentage of these payments will expire in fourth quarter 2020 which could lead to an increase in deferrals and relief provided to these borrowers.

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

•SBLOC and IBLOC;

•leasing (direct lease financing);

•small business loans, primarily SBA loans, and

•loans, primarily multi-family (apartments) originally generated for sale through securitizations, or CMBS. We are currently planning to retain these loans on our balance sheet as interest earning assets.

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans and commercial loans generated for sale are made nationally and are collateralized by commercial properties and other types of collateral. Our CMBS loans are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties.

The majority of our deposit accounts and non-interest income are generated in our payments business line which consist of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition. This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, CMBS origination and SBA lending. We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control. We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans. Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $122.3 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the September 30, 2020 balance sheet, which reflects the impact of related sales, paydowns and fair value charges. Additionally, that balance sheet reflects $31.8 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Our net income of $23.3 million for the third quarter of 2020 increased from $20.4 million for the third quarter of 2019, primarily as a result of growth in net interest income, which increased $12.4 million, and reflected a $7.8 million increase in interest on commercial real estate loans originated for securitization. Related average balances approximately doubled to $1.55 billion between these periods. A planned sale of approximately $825 million of CRE loans by us that we expected to complete in April 2020, was not consummated by the purchaser. These loans carry a weighted average yield of 4.8%, with 1.2% of Coronavirus losses projected through an analysis by an independent industry analytics firm. These loans are on the books at a $0.99 or lower dollar price and we currently plan to retain them on our balance sheet. Net interest income also reflected an increase of $2.2 million for SBA interest. SBLOC and IBLOC loans totaled $1.43 billion at September 30, 2020, compared to $920.5 million at September 30, 2019, reflecting 55% annual growth. Related interest income decreased $1.0 million as a result of 75 basis points of Federal Reserve rate reductions in 2019 and historic reductions of 1.5% in first quarter 2020. The increase in net interest income also reflected reductions in cost of funds. While our largest funding source, prepaid and debit card account deposits, contractually adjust to only a portion of increases or decreases in market rates, the aforementioned Federal Reserve reductions resulted in an 18 basis point cost of funds in third quarter 2020. Prepaid, debit card and related fees are the largest driver of non-interest income. Such fees for third quarter 2020 increased 20% over the comparable 2019 period and totaled $19.4 million. For those periods, non-interest expense was relatively flat. The holding company leverage ratio was 8.6% at September 30, 2020.

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

We determine our allowance for credit losses using the current expected credit losses method, or CECL, with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on credit deteriorated loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for loan losses will be a direct charge to our earnings. See “Allowance for Credit Losses”.

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

The Bank believes it has demonstrated to its regulators that it has substantially complied with all the provisions of the 2015 Consent Order.

Results of Operations

Third quarter 2020 to third quarter 2019

Net Income: Income from continuing operations before income taxes was $31.0 million in the third quarter of 2020 compared to $28.4 million in the third quarter of 2019. Net income from continuing operations for the third quarter of 2020 was $23.1 million, or $0.40 per diluted share, compared to $20.4 million, or $0.36 per diluted share, for the third quarter of 2019. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income. After discontinued operations, net income for the third quarter of 2020 amounted to $23.3 million, compared to $20.4 million for the third quarter of 2019. Net interest income for the third quarter of 2020 increased 33.1%, to $50.0 million from $37.6 million in the third quarter of 2019 primarily as a result of lower interest expense and higher loan balances. The lower interest expense reflected the impact of the Federal Reserve’s 1.5% first quarter 2020 rate reductions and its 75 basis point rate reductions in the third and fourth quarters of 2019. The provision for credit losses increased $647,000 to $1.3 million in the third quarter of 2020 compared to $650,000 in the third quarter of 2019. Non-interest income (excluding security gains and losses) decreased $9.2 million, reflecting primarily a decrease in net realized and unrealized gains on commercial loans originated for sale of $13.0 million and a decrease in ACH, card and other payment processing fees of $830,000. These decreases were partially offset by increases of $3.3 million in prepaid, debit card and related fees and increases in other categories. The $13.0 million decrease in net realized and unrealized gains on commercial loans originated for sale was primarily the result of a gain on sale (securitization) in the third quarter of 2019. Loans originated for sale or securitization are primarily comprised of multifamily (apartment) loans. In the third quarter of 2020, we decided to retain these loans in our portfolio and no future securitizations are currently planned. The aforementioned prepaid, debit card and related fees are the primary driver of non-interest income and increased 20.5%, to $19.4 million, in the third quarter of 2020. Non-interest expense decreased $25,000, or 0.1% to $42.0 million in the third quarter of 2020 compared to $42.1 million in the third quarter of 2019, reflecting a $1.9 million increase in salary expense while legal expense decreased $472,000 between those periods. Third quarter 2019 also reflected a $1.4 million SEC settlement. Diluted income per share was $0.40 in the third quarter of 2020 compared to $0.36 diluted income per share in the third quarter of 2019 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the third quarter of 2020 increased to $50.0 million, an increase of $12.4 million, or 33.1% from $37.6 million in the third quarter of 2019. Our interest income for the third quarter of 2020 increased to $52.5 million, an increase of $4.1 million, or 8.5% from $48.4 million for the third quarter of 2019. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.21 billion for the third quarter of 2020 from $2.62 billion for the third quarter of 2019, an increase of $1.59 billion, or 60.5%. Related interest income increased $9.1 million on a tax equivalent basis. The increase in average loans primarily reflected growth in commercial loans originated for securitization and SBLOC, IBLOC and SBA loans. The amount of the average daily balance of our commercial mortgages originated for securitization increased $800.3 million in third quarter 2020, or 107% from third quarter 2019. Of the total $9.1 million increase in loan interest income, the largest increases were $7.8 million for commercial loans generated for securitization to $18.9 million and $2.2 million for SBA loans to $10.0 million. These increases were partially offset by decreases, primarily in SBLOC and IBLOC loans, the total interest income which decreased $1.0 million, reflecting the impact of Federal Reserve rate reductions. Our average investment securities of $1.30 billion for the third quarter of 2020 decreased $131.2 million from the $1.44 billion for the third quarter of 2019. Related tax equivalent interest income decreased $2.6 million primarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 and 2019 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the commercial loans originated for sale or securitization. As noted, these loans are now being held on the balance sheet and no securitizations are planned. While interest income increased by the aforementioned $4.1 million, interest expense decreased by $8.3 million as deposits also repriced to the lower rate environment. The decrease in interest expense also reflected lower balances of overnight borrowings.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2020 was 3.37% compared to 3.35% for the third quarter of 2019, an increase of 2 basis points. While the yield on interest earning assets decreased 73 basis points, the cost of deposits and interest bearing liabilities decreased 80 basis points, or a net change of 7 basis points. The increase in the net interest margin reflected the lower cost of deposits resulting from the aforementioned Federal Reserve decreases, and a higher proportion of commercial real estate loans originated for securitization with floors. The weighted average floors on that portfolio are approximately 4.8%. As noted, these loans are now being held on the balance sheet and no securitizations are planned. In the third quarter of 2020, the average yield on our loans decreased to 4.22% from 5.38% for the third quarter of 2019, a decrease of 116 basis points. Yields on taxable investment securities in the third quarter of 2020 decreased to 2.43% compared to 2.93% for the third quarter of 2019, a decrease of 50 basis points. The decreases primarily resulted from the impact of the aforementioned Federal Reserve rate reductions on variable rate securities and prepayments of higher rate fixed rate securities. The cost of total deposits and interest bearing liabilities decreased 80 basis points to 0.18% for the third quarter of 2020 compared to 0.98% in the third quarter of 2019, also resulting from the impact of the aforementioned Federal Reserve decreases. The decrease also reflected a lower level of higher rate overnight borrowings and time deposits. The issuance of $100.0 million of senior debt in the third quarter of 2020 with a rate of 4.75% partially offset the impact of the Federal reserve decreases. Average interest earning deposits at the Federal Reserve Bank decreased $61.2 million, or 12.9%, to $413.3 million in the third quarter of 2020 from $474.5 million in the third quarter of 2019. That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 4,202,054	$ 44,318	4.22%	$ 2,608,427	$ 35,103	5.38%
Leases - bank qualified*	8,026	146	7.28%	14,067	252	7.17%
Investment securities-taxable	1,300,191	7,911	2.43%	1,429,222	10,485	2.93%
Investment securities-nontaxable*	4,041	35	3.46%	6,172	54	3.50%
Interest earning deposits at Federal Reserve Bank	413,259	106	0.10%	474,499	2,545	2.15%
Net interest earning assets	5,927,571	52,516	3.54%	4,532,387	48,439	4.27%

Allowance for credit losses	(14,587)			(9,988)
Assets held-for-sale from discontinued operations	124,916	890	2.85%	145,347	1,609	4.43%
Other assets	195,125			298,191
	$ 6,233,025			$ 4,965,937

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 5,079,711	$ 1,591	0.13%	$ 3,829,457	$ 7,644	0.80%
Savings and money market	484,323	139	0.11%	26,444	52	0.79%
Time	-	-	0.00%	269,464	1,338	1.99%
Total deposits	5,564,034	1,730	0.12%	4,125,365	9,034	0.88%

Short-term borrowings	3,260	1	0.12%	256,945	1,595	2.48%
Repurchase agreements	41	-	0.00%	93	-	0.00%
Subordinated debt	13,401	118	3.52%	13,401	186	5.55%
Senior debt	53,260	633	4.75%	-	-	0.00%
Total deposits and liabilities	5,633,996	2,482	0.18%	4,395,804	10,815	0.98%

Other liabilities	53,260			98,980
Total liabilities	5,687,256			4,494,784

Shareholders' equity	545,769			471,153
	$ 6,233,025			$ 4,965,937

Net interest income on tax equivalent basis *		$ 50,924			$ 39,233

Tax equivalent adjustment		38			64

Net interest income		$ 50,886			$ 39,169

Net interest margin *			3.37%			3.35%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.
** Includes loans held at fair value.

For the third quarter of 2020, average interest earning assets increased to $5.93 billion, an increase of $1.40 billion, or 30.8%, from $4.53 billion in the third quarter of 2019. The increase reflected increased average balances of loans and leases of $1.59 billion, or 60.5%, and decreased average investment securities of $131.2 million, or 9.1%. For those respective periods, average demand and interest checking deposits increased $1.25 billion, or 32.6%, primarily as a result of deposit growth in prepaid and debit card accounts.

The $457.9 million increase in savings and money market between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity group clients which market the accounts.

Provision for Credit Losses. Our provision for credit losses was $1.3 million for the third quarter of 2020 compared to $650,000 for the third quarter of 2019.  The allowance for credit losses increased to $15.7 million, or 0.63%, of total loans at September 30, 2020, from $10.2 million, or 0.56%, of total loans at December 31, 2019. We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $24.4 million in the third quarter of 2020 compared to $33.5 million in the third quarter of 2019. The $9.2 million, or 27.3%, decrease between those respective periods was primarily as a result of a decrease in net realized and unrealized gains (losses) on commercial loans held , which was partially offset by an increase in prepaid, debit card and related fees. Net realized and unrealized gains (losses) on commercial loans originated for sale decreased to $684,000 from $13.7 million, primarily as a result of a gain on a securitization in the third quarter of 2019. Gain or loss on commercial loans originated for securitization is subject to market conditions. We are planning to hold loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. Prepaid, debit card and related fees increased $3.3 million, or 20.5%, to $19.4 million for the third quarter of 2020 compared to $16.1 million in third quarter 2019. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $830,000, or 32.0%, to $1.8 million for the third quarter of 2020 compared to $2.6 million in the third quarter of 2019.  The decrease reflected the exit of higher risk ACH customers. Leasing related income increased $930,000, or 157.9%, to $1.5 million for the third quarter of 2020 from $589,000 for the third quarter of 2019. The increase reflected the impact of the reopening of vehicle auctions after Coronavirus shutdowns, the related gains on vehicle sales for which are recorded in this income category. Other non-interest income increased $457,000, or 93.3%, to $947,000 for the third quarter of 2020 from $490,000 in the third quarter of 2019. The increase refected the recovery of certain prepaid fees which were written off in prior years.

Non-Interest Expense. Total non-interest expense was $42.0 million for the third quarter of 2020, a decrease of $25,000, or 0.1%, compared to $42.1 million for the third quarter of 2019. Increases in salaries and FDIC insurance were offset by decreases resulting from an SEC settlement in 2019, legal and consulting. Salaries and employee benefits increased to $26.4 million for the third quarter of 2020, an increase of $1.9 million, or 7.7%, from $24.5 million for the third quarter of 2019. Higher salary expense in 2020 reflected higher equity related incentive compensation expense, higher business development expense for SBLOC, IBLOC and leasing and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $100,000, or 11.3%, to $785,000 in the third quarter of 2020 from $885,000 in the third quarter of 2019 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $56,000, or 3.9%, to $1.4 million in the third quarter of 2020 from $1.4 million in the third quarter of 2019. Data processing remained the same at $1.2 million in the third quarter of 2020 and the third quarter of 2019. Printing and supplies decreased $50,000, or 30.5%, to $114,000 in the third quarter of 2020 from $164,000 in the third quarter of 2019. Audit expense decreased $5,000, or 1.2%, to $397,000 in the third quarter of 2020 from $402,000 in the third quarter of 2019. Legal expense decreased $472,000, or 32.2%, to $994,000 in the third quarter of 2020 from $1.5 million in the third quarter of 2019, reflecting decreased costs associated with two fact-finding inquiries by the SEC as described in Note 13 to the financial statements. Amortization of intangible assets decreased by $235,000, or 61.5%, to $147,000 in the third quarter of 2020 from $382,000 in the third quarter of 2019. The reduction reflected the full amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. FDIC insurance expense increased $1.3 million, or 153.5%, to $2.2 million for the third quarter of 2020 from $860,000 in the third quarter of 2019 primarily due to an increase in average liabilities, against which insurance rates are applied and a $1.1 million credit in the third quarter of 2019 reflecting an industry wide adjustment in premiums. Software expense increased $396,000, or 12.4%, to $3.6 million in the third quarter of 2020 from $3.2 million in the third quarter of 2019, reflecting expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements. Insurance expense increased $78,000, or 11.8%, to $741,000 in the third quarter of 2020 compared to $663,000 in the third quarter of 2019, reflecting higher rates and higher coverage limits. Telecom and IT network communications decreased $25,000, or 6.0%, to $392,000 in the third quarter of 2020 from $417,000 in the third quarter of 2019. Consulting decreased $524,000, or 56.1%, to $410,000 in the third quarter of 2020 from $934,000 in the third quarter of 2019 reflecting decreased BSA and other regulatory compliance consulting. SEC settlement expense decreased $1.4 million, or 100.0%, to $0 in the third quarter of 2020 from $1.4 million in the third quarter of 2019. Other non-interest expense decreased $843,000, or 20.4%, to $3.3 million in the third quarter of 2020 from $4.1 million in the third quarter of 2019. The $843,000 decrease primarily reflected a decrease of $738,000 in travel expenses.

Income Taxes. Income tax expense for continuing operations was $7.9 million for the third quarter of 2020 compared to $8.0 million in the third quarter of 2019. A 25.4% effective tax rate in 2020 and a 28.1% effective tax rate in 2019 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

First nine months 2020 to first nine months 2019

Net Income: Income from continuing operations before income taxes was $75.6 million in the first nine months of 2020 compared to $66.0 million in the first nine months of 2019. Net income from continuing operations for the first nine months of 2020 was $56.6 million, or $0.97 per diluted share, compared to $48.4 million, or $0.85 per diluted share, for the first nine months of 2019. Net income from continuing operations increased between those respective periods primarily as a result of the $37.0 million increase in net interest income. That increase was partially offset by a $22.3 million decrease in non-interest income, a $2.3 million increase in non-interest expense, and a $2.8 million increase in the provision for credit losses. After discontinued operations, net income for the first nine months of 2020 amounted to $55.9 million, compared to $49.7 million for the first nine months of 2019. Net interest income increased 34.9% to $143.2 million for the first nine months of 2020, compared to $106.1 million for the first nine months of 2019 primarily as a result of higher loan balances and lower interest expense, which reflected the Federal Reserve’s rate decreases. The provision for credit losses increased $2.8 million to $5.8 million in the first nine months of 2020 compared to $3.0 million in the first nine months of 2019, reflecting higher leasing and small business provisions. Non-interest income decreased $22.3 million, from $83.6 million to $61.3 million between those respective periods primarily as a result of a $29.7 million change in net realized and unrealized gains (losses) on commercial loans originated for sale. In 2019 the vast majority of the $24.3 million gain was realized upon closing two securitizations, while the $5.4 million 2020 unrealized loss resulted from fair value adjustments to our portfolio of commercial loans held at fair value. In the third quarter of 2020, we decided that we would retain these loans in our portfolios and no future securitizations are currently planned. Non-interest expense increased $2.3 million between the periods, primarily as a result of $4.5 million of increased salaries and employee benefits and $2.8 million of higher FDIC insurance expense. The net increase of $2.3 million also reflected a $1.4 million SEC settlement and $908,000 of lease termination expense in 2019, and decreases of $1.4 million in travel expense and $707,000 in amortization of intangible assets in 2020. Diluted income per share was $0.96 for the first nine months of 2020 compared to diluted income per share of $0.87 for the first nine months of 2019.

Net Interest Income: Our net interest income for the first nine months of 2020 increased to $143.2 million, an increase of $37.0 million, or 34.9%, from $106.1 million in the first nine months of 2019. Our interest income for the first nine months of 2020 increased to $155.8 million, an increase of $19.8 million, or 14.6%, from $136.0 million for the first nine months of 2019. The increase in interest income resulted primarily from higher balances of loans, in particular commercial loans generated for sale or securitization. Our average loans and leases increased $1.43 billion, or 59.9%, to $3.81 billion for the first nine months of 2020 from $2.38 billion for the first nine months of 2019, while related interest income increased $29.5 million on a tax equivalent basis. The increase in average loans primarily reflected growth in commercial loans generated for securitization and SBLOC, IBLOC and SBA loans. Our average investment securities were $1.35 billion for the first nine months of 2020 and $1.40 billion for the first nine months of 2019, while related interest income decreased $4.1 million on a tax equivalent basis primarily as a result of lower yields. Yields on both loans and investment securities decreased as a result of the impact of the Federal Reserve’s 2020 and 2019 rate decreases on variable rate obligationss, partially offset by the 4.8% weighted average floors on the commercial loans originated for sale or securitization. While interest income increased by the aforementioned $19.8 million, interest expense decreased by $17.2 million as deposits also repriced to the lower rate environment.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2020 was 3.41% compared to 3.40% for the first nine months of 2019. While the yield on interest earning assets decreased 59 basis points, the cost of deposits and interest bearing liabilities decreased 65 basis points, or a net change of 6 basis points. In the first nine months of 2020, the average yield on our loans decreased to 4.39% from 5.36% for the first nine months of 2019, a decrease of 97 basis points. Yields on taxable investment securities were lower at 2.84% compared to 3.12%, a decrease of 28 basis points. The interest cost of total deposits and interest bearing liabilities decreased 65 basis points to 0.32% for the first nine months of 2020 compared to 0.97% for the first nine months of 2019. The issuance of $100.0 million of senior debt in the third quarter of 2020 partially offset the impact of the Federal Reserve rate decreases. Average interest earning deposits at the Federal Reserve Bank increased $4.9 million, or 1.1%, to $444.3 million in the first nine months of 2020 from $439.4 million in the first nine months of 2019. That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 3,798,104	$ 124,924	4.39%	$ 2,365,317	$ 95,001	5.36%
Leases - bank qualified*	9,401	509	7.22%	15,755	947	8.01%
Investment securities-taxable	1,343,211	28,594	2.84%	1,394,234	32,649	3.12%
Investment securities-nontaxable*	4,537	110	3.23%	6,771	168	3.31%
Interest earning deposits at Federal Reserve Bank	444,323	1,836	0.55%	439,414	7,502	2.28%
Net interest earning assets	5,599,576	155,973	3.71%	4,221,491	136,267	4.30%

Allowance for credit losses	(13,225)			(9,537)
Assets held-for-sale from discontinued operations	130,880	3,259	3.32%	157,630	5,293	4.48%
Other assets	243,629			285,843
	$ 5,960,860			$ 4,655,427

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,858,666	$ 9,676	0.27%	$ 3,840,141	$ 25,260	0.88%
Savings and money market	298,049	309	0.14%	28,073	129	0.61%
Time	106,113	1,483	1.86%	90,808	1,338	1.96%
Total deposits	5,262,828	11,468	0.29%	3,959,022	26,727	0.90%

Short-term borrowings	25,419	181	0.95%	137,860	2,624	2.54%
Repurchase agreements	51	-	0.00%	92	-	0.00%
Subordinated debt	13,401	408	4.06%	13,401	573	5.70%
Senior debt	17,883	633	4.72%	-	-	-
Total deposits and liabilities	5,319,582	12,690	0.32%	4,110,375	29,924	0.97%

Other liabilities	119,961			99,577
Total liabilities	5,439,543			4,209,952

Shareholders' equity	521,317			445,475
	$ 5,960,860			$ 4,655,427

Net interest income on tax equivalent basis *		$ 146,542			$ 111,636

Tax equivalent adjustment		130			234

Net interest income		$ 146,412			$ 111,402

Net interest margin *			3.41%			3.40%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.
** Includes loans held at fair value.

For the first nine months of 2020, average interest earning assets increased to $5.60 billion, an increase of $1.38 billion, or 32.6%, from $4.22 billion in the first nine months of 2019. The increase reflected increased average balances of loans and leases of $1.43 billion, or 59.9%, and an increase in interest earning deposits at the Federal Reserve Bank of $4.9 million, or 1.1%. Average demand and interest checking deposits increased $1.02 billion, or 26.5%, primarily as a result of deposit growth in prepaid and debit card accounts. The $270.0 million increase in savings and money market between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity third parties which market the accounts.

Provision for Credit Losses. Our provision for credit losses increased $2.8 million to $5.8 million for the first nine months of 2020 compared to $3.0 million for the first nine months of 2019.  The increase reflected higher provisions for leasing, which reflected higher leasing charge-offs in 2020. The provision also included $1.1 million resulting from increasing our CECL qualitative input for the potential negative impact of economic factors on our loan portfolio. The $1.1 million was primarily recognized in the first quarter of the year. See “Recent Developments” for additional impacts of the Coronavirus on our financial performance. At September 30, 2020, our allowance for credit losses amounted to $15.7 million, or 0.63% of total loans compared to $10.2 million, or 0.56% of total loans at December 31, 2019. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $61.3 million in the first nine months of 2020 compared to $83.6 million in the first nine months of 2019. The $22.3 million, or 26.7%, reduction resulted primarily from the $29.7 million change in net realized and unrealized gains (losses) on commercial loans originated for sale. which was partially offset by an $8.5 million increase in prepaid and debit card and related fees. Prepaid and debit card and related fees increased $8.5 million, or 17.7%, to $56.6 million for the first nine months of 2020 from $48.1 million for the first nine months of 2019. The increase reflected higher transactional volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $2.1 million, or 28.3%, to $5.3 million for the first nine months of 2020 compared to $7.4 million for the first nine months of 2019. The decrease relected the exit of higher risk ACH customers. Net realized and unrealized gains (losses) on commercial loans originated for sale reflected a loss of $5.4 million in the first nine months of 2020 compared to a gain of $24.3 million in the comparable prior year period. In 2019 the vast majority of the $24.3 million gain was realized upon the closing of two securitizations, while the $5.4 million 2020 unrealized loss resulted from fair value adjustments to our portfolio of commercial loans held at fair value. Gain or loss on commercial loans originated for securitization is subject to market conditions. We are planning to hold the loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. Leasing related income increased $484,000, or 20.9%, to $2.8 million for the first nine months of 2020 from $2.3 million for the first nine months of 2019. The increase reflected higher used vehicle prices resulting from a shortage of new vehicles due to Coronavirus shutdowns, related gains on sale for which are recorded in this income category. Service fees on deposit accounts decreased $46,000, or 66.7%, to $23,000 for the first nine months of 2020 from $69,000 for the first nine months of 2019. Other non-interest income increased $617,000, or 44.7%, to $2.0 million in the first nine months of 2020 from $1.4 in the first nine months of 2019. The increase refected the recovery of certain prepaid fees which were written off in prior years.

Non-Interest Expense. Total non-interest expense was $123.1 million for the first nine months of 2020, an increase of $2.3 million, or 1.9%, from $120.8 million for the first nine months of 2019. Salaries and employee benefits expense increased to $74.7 million, an increase of $4.5 million, or 6.4%, from $70.2 million for the first nine months of 2019. Higher salary expense in 2020 reflected higher incentive compensation expense, and higher compliance, risk management and IT expense, which were primarily related to the payments business. Depreciation and amortization decreased $368,000, or 13.0%, to $2.5 million in the first nine months of 2020 from $2.8 million in the first nine months of 2019 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $113,000, or 2.6%, to $4.2 million in the first nine months of 2020 from $4.3 million in the first nine months of 2019. Data processing expense decreased $146,000, or 4.0%, to $3.5 million in the first nine months of 2020 from $3.7 million in the first nine months of 2019. Printing and supplies decreased $66,000, or 13.0%, to $440,000 in the first nine months of 2020 from $506,000 in the first nine months of 2019. Audit expense decreased $60,000, or 4.7%, to $1.2 million in the first nine months of 2020 from $1.3 million in the first nine months of 2019 which reflected decreased regulatory and tax compliance audit fees. Legal expense decreased $188,000, or 4.3%, to $4.1 million for the first nine months of 2020 from $4.3 million in the first nine months of 2019, reflecting decreased costs associated with two fact-finding inquiries by the SEC as described in Note 13 to the financial statements. Amortization of intangible assets decreased $707,000, or 61.6%, to $441,000 for the first nine months of 2020 from $1.1 million for the first nine months of 2019. The reduction reflected the full amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. FDIC insurance expense increased $2.8 million, or 57.4%, to $7.7 million for the first nine months of 2020 from $4.9 million in the first nine months of 2019, primarily due to an increase in average liabilities, against which insurance rates are applied. Software expense increased $1.3 million, or 13.9%, to $10.5 million in the first nine months of 2020 from $9.2 million in the first nine months of 2019 which reflected increased expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements. Insurance expense increased $185,000, or 9.9%, to $2.1 million in the first nine months of 2020 from $1.9 million in the first nine months of 2019, reflecting higher rates and higher coverage limits. Telecom and IT network communications expense increased $126,000, or 11.9%, to $1.2 million in the first nine months of 2020 from $1.1 million in the first nine months of 2019. The increase reflected migration to a new fiber optic network to improve performance and efficiency. Consulting expense decreased $1.6 million, or 60.8%, to $1.0 million in the first nine months of 2020 from $2.6 million in the first nine months of 2019, reflecting decreased BSA and other regulatory consulting. SEC settlement expense decreased $1.4 million, or 100.0%, to $0 in 2020 from $1.4 million in 2019. Lease termination expense decreased $908,000, or 100.0%, to $0 in the first nine months of 2020 from $908,000 in the first nine months of 2019. Other non-interest expense decreased $1.1 million, or 10.0%, to $9.6 million in the first nine months of 2020 from $10.7 million in the first nine months of 2019 reflecting $1.4 million of decreased travel expense.

Income Taxes. Income tax expense for continuing operations was $19.0 million for the first nine months of 2020 compared to $17.6 million in the first nine months of 2019. A 25.2% effective tax rate in 2020 and a 26.6% effective tax rate in 2019 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $413.3 million for the third quarter of 2020, compared to the prior year third quarter average of $474.5 million. Average deposits in third quarter 2020 increased by $1.44 billion, or 34.9%, to $5.56 billion. An increase in average savings and money market accounts of $457.9 million between those periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

Investment securities available-for-sale provide a primary source of balance sheet liquidity. Approximately $700 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first nine months of 2020. As a result, loans outstanding at September 30, 2020 totaled $2.49 billion, compared to $1.82 billion at December 31, 2019, an increase of $664.5 million. Over that period, commercial loans held at fair value increased $669.4 million to $1.85 billion primarily as a result of growth in the commercial real estate loans which were originated for sale into securitizations. In 2019 and previous years, we have sold loans into securitizations at six month intervals. In the third quarter of 2020, we decided to not pursue additional securitizations and no future securitizations are currently planned. If these loans are not sold, they will be retained on the balance sheet as interest-earning assets.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of September 30, 2020, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans and securities, but which we generally have not used. To mitigate the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of September 30, 2020, we had eligible securities which would result in approximately $700 million of availability. Additionally, we have pledged approximately $1.3 billion of multi-family loans to the FHLB. As a result, we have approximately $1.0 billion of availability on our line of credit which we can access at any time. As of September 30, 2020, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities and senior debt and our sources of liquidity primarily come in the form of dividends from the Bank to the holding company. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of September 30, 2020, we had cash reserves of approximately $111.3 million at the holding company. The quarterly interest payments on the $100.0 million of senior debt are approximately $1.2 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over LIBOR. The senior debt matures in August

2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at September 30, 2020 were $294.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the nine months ended September 30, 2020 were $146.2 million compared to net purchases of $35.0 million for the prior year period. We had outstanding commitments to fund loans, including unused lines of credit, of $2.26 billion and $2.34 billion as of September 30, 2020 and December 31, 2019, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. Such commitments are normally based on the full amount of collateral in a customer’s investment account. However, such commitments have historically been drawn at only a fraction of the total commitment. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2020, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2020
The Bancorp, Inc.	8.62%	14.26%	14.68%	14.26%
The Bancorp Bank	8.50%	14.04%	14.45%	14.04%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2019
The Bancorp, Inc.	9.63%	19.04%	19.45%	19.04%
The Bancorp Bank	9.46%	18.71%	19.11%	18.71%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

We monitor, manage and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest earning assets and interest bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2020. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rates floors are included in commercial loans held at fair value and totaled approximately $1.50 billion at September 30, 2020. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$ 1,694,648	$ 22,384	$ 32,162	$ 15,852	$ 84,901
Loans net of deferred loan costs	1,895,039	79,403	247,143	226,115	41,061
Investment securities	579,359	64,702	232,306	226,433	162,103
Interest earning deposits	294,758	-	-	-	-
Total interest earning assets	4,463,804	166,489	511,611	468,400	288,065

Interest bearing liabilities:
Demand and interest checking	3,188,027	54,130	54,130	-	-
Savings and money market	126,482	252,964	126,482	-	-
Securities sold under agreements to repurchase	42	-	-	-	-
Subordinated debentures	13,401	-	-	100,000	-
Total interest bearing liabilities	3,327,952	307,094	180,612	100,000	-
Gap	$ 1,135,852	$ (140,605)	$ 330,999	$ 368,400	$ 288,065
Cumulative gap	$ 1,135,852	$ 995,247	$ 1,326,246	$ 1,694,646	$ 1,982,711
Gap to assets ratio	18%	-2%	5%	6%	5%
Cumulative gap to assets ratio	18%	16%	21%	27%	32%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table have a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table. Accordingly, actual results can and often do differ from projections. Estimates of changes in net interest income in our Form 10-K for the year ended December 31, 2019 have changed due to current modeling results. The previous 6.29% increase in net interest income projected in connection with an increase in rates of 100 basis points as of year-end is now estimated to be a decrease of 1.68%. For an increase in rates of 200 basis points, the year-end projected increase of 11.54% has been decreased to 1.23%. The changes from year-end estimates reflect the impact of the interest rate floors on $1.50 billion of loans in commercial loans held at fair value. Because we decided to retain these loans in the third quarter of 2020, and their rates have reached their floors, their previous benefit in higher rate environments is now generally reflected in net interest income actually being realized. Model projections for lower interest rate scenarios also indicate greater reductions in net interest income compared to year-end. However,  these reduced interest rate projections require negative interest rate assumptions, which we believe are significantly less reliable than increased rate assumptions.

Financial Condition

General. Our total assets at September 30, 2020 were $6.17 billion, of which our total loans were $2.49 billion and our commercial loans held at fair value were $1.85 billion. At December 31, 2019, our total assets were $5.66 billion, of which our total loans were $1.82 billion and our commercial loans held at fair value were $1.18 billion. The increase in assets reflected growth in loans and commercial loans held at fair value, funded by growth in demand and interest checking and savings and money market deposits. The change in assets also reflects variability in daily deposit balances and higher equity resulting from earnings and unrealized securities gains.

Interest earning deposits and federal funds sold. At September 30, 2020, we had a total of $294.8 million of interest earning deposits compared to $924.5 million at December 31, 2019, a decrease of $629.8 million, or 68.1%. These deposits were comprised primarily of balances at the Federal Reserve, and were generally reduced to fund the aforementioned loan growth.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities decreased to $1.26 billion at September 30, 2020, a decrease of $140.2 million, or 10.0%, from December 31, 2019. The decrease reflected prepayments on mortgage backed-securities. In March 2020, the Company transferred the four securities comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the future phase-out of LIBOR.

The four securities transferred to available-for-sale and their values as of September 30, 2020 were as follows: a trust preferred unrated security issued by an insurance company with a book value of $10.0 million and a fair value of $6.2 million; and three securities supported by diversified portfolios of corporate securities with a book value of $75.1 million and a fair value of $75.5 million.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit impairments in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the nine months ended September 30, 2020 and 2019, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million at September 30, 2020, compared to $5.3 million at December 31, 2019. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. The decline in stock holdings at September 30, 2020 resulted from a reduction in borrowings from the FHLB during the quarter. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At September 30, 2020 and December 31, 2019 no investment securities were encumbered through pledging.

As of September 30, 2020 the principal balance of the security we owned issued by CRE-1 was $7.5 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $7.5 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at over $40 million, based upon a 2016 appraisal. As of September 30, 2020 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 27% excess credit support; thus, losses of 27% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral was appraised in 2017, with certain of those appraisals updated in 2020 at the direction of the special servicer, for an appraised value of approximately $142.2 million. The remaining principal to be repaid on all securities is approximately $114.4 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 27% credit support within the securitization structure. However, reappraisals for remaining properties could result in further decreases in collateral valuation. While available information indicates that collateral valuation will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 27% credit support.

Commercial loan, at fair value. Commercial loans held at fair value are comprised of commercial real estate loans and SBA loans originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans held at fair value increased to $1.85 billion at September 30, 2020 from $1.18 billion at December 31, 2019. The increase reflected the failure of a purchaser to consummate a planned purchase of approximately $825 million of CRE loans scheduled for April 2020 and a decision to retain these loans on the balance sheet.

Loan portfolio. Total loans increased to $2.49 billion at September 30, 2020 from $1.82 billion at December 31, 2019.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2020	2019

SBL non-real estate	$ 293,488	$ 84,579
SBL commercial mortgage	270,264	218,110
SBL construction	27,169	45,310
Small business loans *	590,921	347,999
Direct lease financing	430,675	434,460
SBLOC / IBLOC **	1,428,253	1,024,420
Advisor financing ***	26,600	-
Other specialty lending	2,194	3,055
Other consumer loans ****	3,809	4,554
	2,482,452	1,814,488
Unamortized loan fees and costs	6,308	9,757
Total loans, net of unamortized loan fees and costs	$ 2,488,760	$ 1,824,245

	September 30,	December 31,
	2020	2019

SBL loans, net of (deferred fees) and costs of $(607) and $4,215
for September 30, 2020 and December 31, 2019, respectively	$ 590,314	$ 352,214
SBL loans included in commercial loans at fair value	250,958	220,358
Total small business loans	$ 841,272	$ 572,572

* The preceding table shows small business loans, or SBL, and SBL held at fair value at the dates indicated (in thousands). While the majority of SBL are comprised of SBA loans, SBL also includes $17.8 million of non-SBA loans as of September 30, 2020 and $17.0 million at December 31, 2019. Included in SBL are $207.9 million of short term Paycheck Protection loans.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $359.4 million and $144.6 million.

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

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $151,000 and $882,000 at September 30, 2020 and December 31, 2019, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of September 30, 2020 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$ 334,681
Paycheck Protection Program Loans (PPP) (a)	207,893
Commercial mortgage SBA (b)	165,047
Construction SBA (c)	12,972
Unguaranteed portion of U.S. government guaranteed loans (d)	98,027
Non-SBA small business loans (e)	17,750
Total principal	$ 836,370
Fair value adjustment (f)	5,510
Unamortized fees	(607)
Total small business loans	$ 841,273

(a)This is the portion of SBA 7a loans (7a) and PPP which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all of these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (LTV), generally 50-60%, to which the bank adheres.

(c)Of the $13 million Construction SBA loans, $10 million are 504 first mortgages with an origination date loan-to-value of 50-60% and $3 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $98 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $18 million in non-SBA loans consist of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators and are considered seasoned and have performed as agreed. A $2 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

(f)The fair value adjustment applies to the U.S. government guaranteed portion of SBA loans.

Additionally, the CARES Act of 2020 has provided significant support for SBA loans including funding intended to provide six months of interest payments on SBA loans, as well as other accommodations to provide for the payment of payroll and other operating expenses.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by loan type as of September 30, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels	$ 66,241	$ 2,030	$ 21	$ 68,292	23%
Professional services offices	20,797	-	2,602	23,399	8%
Full-service restaurants	14,694	1,060	3,804	19,558	7%
Child day care and youth services	15,320	413	969	16,702	5%
Bakeries	4,382	-	11,821	16,203	5%
Fitness/rec centers and instruction	2,031	7,635	1,813	11,479	4%
General warehousing and storage	10,723	-	-	10,723	4%
Limited-service restaurants and catering	6,999	-	3,420	10,419	4%
Elderly assisted living facilities	7,073	-	1,963	9,036	3%
Amusement and recreation industries	3,734	2,477	2,752	8,963	3%
Car washes	5,216	2,534	42	7,792	3%
Funeral homes	6,895	-	-	6,895	2%
New and used car dealers	4,093	-	-	4,093	1%
Automotive servicing	2,496	-	692	3,188	1%
Other	50,961	266	25,827	77,054	27%
	$ 221,655	$ 16,415	$ 55,726	$ 293,796	100%

* Of the SBL commercial mortgage and SBL construction loans, $60.1 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by state as of September 30, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$ 34,773	$ 7,635	$ 7,649	$ 50,057	17%
California	35,791	2,310	4,765	42,866	15%
Pennsylvania	29,616	-	3,531	33,147	11%
Illinois	25,612	413	3,201	29,226	10%
North Carolina	18,957	2,740	2,642	24,339	8%
New York	9,805	2,030	5,284	17,119	6%
Texas	11,202	-	5,097	16,299	6%
New Jersey	3,272	1,067	7,168	11,507	4%
Tennessee	10,586	-	893	11,479	4%
Virginia	9,105	-	1,815	10,920	4%
Georgia	4,956	-	1,822	6,778	2%
Colorado	2,736	217	1,484	4,437	2%
Michigan	3,177	-	1,145	4,322	1%
Washington	3,237	-	411	3,648	1%
Ohio	2,480	-	623	3,103	1%
Other States	16,350	3	8,196	24,549	8%
	$ 221,655	$ 16,415	$ 55,726	$ 293,796	100%

* Of the SBL commercial mortgage and SBL construction loans, $60.1 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of September 30, 2020 (in thousands):

Type*	State	SBL commercial mortgage*	SBL construction*	Total
Professional services office	California	$ 8,935	$ -	$ 8,935
Hotel	Florida	8,728	-	8,728
General warehouse	Pennsylvania	7,437	-	7,437
Hotel	North Carolina	5,774	-	5,774
Assisted living facility	Florida	-	5,092	5,092
Hotel	North Carolina	4,747	-	4,747
Fitness and rec center	Pennsylvania	4,509	-	4,509
Hotel	Pennsylvania	4,171	-	4,171
Hotel	Tennessee	3,786	-	3,786
Gas Station	Virginia	3,677	-	3,677
		$ 51,764	$ 5,092	$ 56,856

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans held at fair value, excluding SBA loans, are as follows including LTV at origination as of September 30, 2020 (dollars in thousands):

	# Loans	Balance	Origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	173	$ 1,463,119	76%	4.77%
Hospitality (hotels and lodging)	11	63,336	65%	5.73%
Retail	8	51,672	70%	4.62%
Other	7	25,127	70%	5.21%
	199	$ 1,603,254	75%	4.81%
Fair value adjustment		(4,265)
Total		$ 1,598,989

The following table summarizes our commercial real estate loans held at fair value, excluding SBA loans, by state as of September 30, 2020 (in thousands):

	Balance	Origination date LTV
Texas	$ 395,542	76%
Georgia	251,675	78%
Arizona	123,147	76%
North Carolina	110,533	77%
Nevada	55,904	80%
Alabama	54,379	76%
Other states each <$50 million	612,074	73%
	$ 1,603,254	75%

The following table summarizes our 15 largest commercial real estate loans held at fair value, excluding SBA loans as of September 30, 2020 (in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$ 43,210	78%
Texas	37,626	79%
Texas	35,206	80%
Pennsylvania	31,505	77%
Georgia	30,882	80%
Nevada	28,400	80%
Texas	27,911	75%
Texas	26,663	77%
Arizona	26,296	79%
Mississippi	25,352	79%
Texas	24,480	77%
North Carolina	24,328	77%
Texas	23,950	77%
California	22,957	65%
Georgia	22,910	79%
	$ 431,676	77%

The following table summarizes our institutional banking portfolio by type as of September 30, 2020 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$ 1,068,896	73%
Insurance backed lines of credit (IBLOC)	359,357	25%
Advisor financing	26,600	2%
Total	$ 1,454,853	100%

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

The following table summarizes our top 10 SBLOC loans as of September 30, 2020 (in thousands):

	Principal amount	% Principal to collateral
	$ 32,950	30%
	17,000	39%
	14,428	22%
	11,493	33%
	10,044	47%
	10,000	31%
	9,465	23%
	9,227	75%
	8,753	49%
	8,058	22%
Total and wtd. average	$ 131,418	35%

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

The following table summarizes our direct lease financing portfolio* by type as of September 30, 2020 (in thousands):

	Principal balance	% Total
Government agencies and public institutions**	$ 75,980	18%
Construction	73,987	18%
Waste management and remediation services	60,836	14%
Real estate, rental and leasing	44,385	10%
Retail trade	35,819	8%
Transportation and warehousing	35,095	8%
Health care and social assistance	26,560	6%
Professional, scientific, and technical services	19,313	4%
Wholesale trade	13,631	3%
Manufacturing	13,537	3%
Educational services	8,769	2%
Arts, entertainment, and recreation	4,828	1%
Other	17,935	5%
	$ 430,675	100%

* Of the total $430.7 million of direct lease financing, $401.8 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2020 (in thousands):

	Principal balance	% Total
Florida	$ 92,208	20%
California	29,540	7%
New Jersey	29,539	7%
Pennsylvania	26,288	6%
New York	25,045	6%
North Carolina	22,105	5%
Utah	20,563	5%
Maryland	19,901	5%
Washington	15,627	4%
Georgia	12,465	3%
Missouri	12,095	3%
Connecticut	12,041	3%
Texas	11,958	3%
Alabama	11,365	3%
South Carolina	7,959	2%
Other states	81,976	18%
	$ 430,675	100%

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

At September 30, 2020, the allowance for credit losses amounted to $15.7 million which represented a $5.5 million increase over the $10.2 million at December 31, 2019. The increase reflected a $2.6 million addition resulting from the implementation of CECL accounting guidance during the first quarter of 2020. The increase also reflected an increased allowance for direct lease financing, which experienced higher charge-offs during 2020. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At September 30, 2020, there were 11 troubled debt restructured loans with a balance of $1.7 million which had specific reserves of $479,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

At September 30, 2020, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2020 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment reviewed quarterly.  A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter. At September 30, 2020, approximately 61% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2020 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment reviewed quarterly.  A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter.  At September 30, 2020, approximately 73% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2020 is 50%. At September 30, 2020, approximately 52% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The vast majority of small business loans are comprised of SBA loans. The targeted review threshold for 2020 is 100%, to be reviewed within 90 days of funding, excluding loans which are fully government guaranteed.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of loans exceeding $1.0 million and any classified loans. At September 30, 2020, approximately 100% of the small business loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2020 is 35%. At September 30, 2020, approximately 52% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2020 is 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised. At September 30, 2020, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually. At September 30, 2020, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At September 30, 2020, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – The targeted review threshold for 2020 is 50%. Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At September 30, 2020, approximately 56% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	September 30, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 2,631	$ 440	-	$ 2,935	$ 6,006	$ 287,482	$ 293,488
SBL commercial mortgage	2,087	850	-	7,517	10,454	259,810	270,264
SBL construction	-	-	-	711	711	26,458	27,169
Direct lease financing	946	503	24	804	2,277	428,398	430,675
SBLOC / IBLOC	3,174	362	-	-	3,536	1,424,717	1,428,253
Advisor financing	-	-	-	-	-	26,600	26,600
Other specialty lending	-	-	-	-	-	2,194	2,194
Consumer - other	-	-	-	-	-	650	650
Consumer - home equity	-	-	-	308	308	2,851	3,159
Unamortized loan fees and costs	-	-	-	-	-	6,308	6,308
	$ 8,838	$ 2,155	$ 24	$ 12,275	$ 23,292	$ 2,465,468	$ 2,488,760

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended
	or as of September 30,
	2020	2019

Ratio of the allowance for credit losses to total loans	0.63%	0.62%
Ratio of the allowance for credit losses to non-performing loans *	127.87%	112.51%
Ratio of non-performing assets to total assets *	0.20%	0.19%
Ratio of net charge-offs to average loans	0.08%	0.05%
Ratio of net charge-offs to average loans annualized	0.10%	0.07%

* Includes loans 90 days past due still accruing interest.

NOTE: Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance to total loans in its internal analysis.  Accordingly, the adjusted ratio is 1.4%.

The ratio of the allowance for credit losses to total loans remained relatively constant at 0.63% as of September 30, 2020 and 0.62% at September 30, 2019. While the loan portfolio increased significantly, the largest component of that growth was in SBLOC and IBLOC loans which have not experienced losses and which require minimal allowance coverage in our CECL model. In addition, the implementation of CECL resulted in a $2.6 million addition to the allowance. The direct lease financing allowance component was also increased, reflecting higher charge-offs in 2020. The ratio of the allowance for credit losses to non-performing loans increased to 127.87% at September 30, 2020, from 112.51% at September 30, 2019, primarily as a result of the increase in the allowance for credit losses.  The ratio of non-performing assets to total assets were comparable at 0.20% at September 30, 2020, and 0.19% at September 30, 2019.  Net charge-offs to average loans increased to 0.08% for the nine months ended September 30, 2020 from 0.05% for the nine months ended September 30, 2019. The higher ratio in 2020 resulted from higher charge-offs in 2020, primarily for direct lease financing.

Net charge-offs. Net charge-offs were $2.9 million for the nine months ended September 30, 2020, an increase of $1.7 million from net charge-offs of $1.2 million during the same period of 2019. The increase in charge-offs in 2020 resulted primarily from direct lease financing while the other major component of net charge-offs in both years, the non-guaranteed portion of non-real estate SBA loans, increased to a lesser extent.

Non-accrual loans, loans 90 days delinquent and still accruing, other real estate owned and troubled debt restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. The following tables summarize our non-performing loans, other real estate owned and loans past due 90 days or more still accruing interest (in thousands):

	September 30,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 2,935	$ 3,693
SBL commercial mortgage	7,517	1,047
SBL construction	711	711
Direct leasing	804	-
Consumer	308	345
Total non-accrual loans	12,275	5,796

Loans past due 90 days or more and still accruing	24	3,264
Total non-performing loans	12,299	9,060
Other real estate owned	-	-
Total non-performing assets	$ 12,299	$ 9,060

Loans that were modified as of September 30, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 927	$ 927	8	$ 1,309	$ 1,309
Direct lease financing	1	260	260	1	286	286
Consumer	2	474	474	2	489	489
Total	11	$ 1,661	$ 1,661	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 23	$ 904	$ -	$ 51	$ 1,258
Direct lease financing	-	260	-	-	286	-
Consumer	-	-	474	-	-	489
Total	$ -	$ 283	$ 1,378	$ -	$ 337	$ 1,747

The Company had a troubled debt restructured loan at March 31, 2020 that had been restructured within the last 12 months that has subsequently defaulted. In February 2020, a single borrower came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave us permission to sell the vehicles which were transferred to other assets as of June 30, 2020. As a result of the sales, substantially all of the balance has been repaid, and the $15.3 million balance noted above has been reduced to $1.7 million as of September 30, 2020. As of October 29, 2020, the balance had been reduced to $690,000. Estimates of the disposition value of the remaining vehicles exceed the balance due.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2020 or December 31, 2019.

The following table provides information about impaired loans at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 445	$ 3,525	$ -	$ 365	$ 2
SBL commercial mortgage	2,036	2,036	-	1,056	-
SBL construction	-	-	-	-	-
Direct lease financing	260	260	-	4,116	-
Consumer - home equity	567	567	-	554	8
With an allowance recorded
SBL non-real estate	2,775	2,775	(1,818)	3,310	12
SBL commercial mortgage	5,481	5,481	(1,010)	2,098	-
SBL construction	711	711	(26)	711	-
Direct lease financing	544	544	(43)	782	-
Consumer - home equity	-	-	-	30	-
Total
SBL non-real estate	3,220	6,300	(1,818)	3,675	14
SBL commercial mortgage	7,517	7,517	(1,010)	3,154	-
SBL construction	711	711	(26)	711	-
Direct lease financing	804	804	(43)	4,898	-
Consumer - home equity	567	567	-	584	8
	$ 12,819	$ 15,899	$ (2,897)	$ 13,022	$ 22

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

We had $12.3 million of non-accrual loans at September 30, 2020 compared to $5.8 million of non-accrual loans at December 31, 2019. The $6.5 million increase in non-accrual loans was primarily due to $12.6 million of loans placed on non-accrual status partially offset by $4.3 million of loan payments and $1.8 million of charge-offs. Loans past due 90 days or more still accruing interest amounted to $24,000 at September 30, 2020 and $3.3 million at December 31, 2019. The $3.3 million decrease reflected $1.7 million of loan payments, $1.0 million of charge-offs, $1.0 million of loans moved to non-accrual and $1.0 million of loans moved to repossessed assets partially offset by $1.4 million of additions.

We had no other real estate owned at September 30, 2020 and December 31, 2019.

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers as they have been correlated with an increased probability of credit losses. The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held at fair value, at December 31, 2019 (in thousands):

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

Premises and equipment, net. Premises and equipment amounted to $15.8 million at September 30, 2020 compared to $17.5 million at December 31, 2019. The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street.  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $31.8 million investment in unconsolidated entity at September 30, 2020. As of September 30, 2020, a $30 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and a $13.0 million loan which is included in commercial loans held at fair value. In 2019, as a result of an updated appraisal, this loan was marked down by $1.6 million. The charge to Walnut Street was based on the ratio of the $17.0 million owned by that entity to the $30 million loan balance, with the remainder of the charges reflected in net realized and unrealized gains on commercial loans held at fair value. This loan continues to pay as agreed according to the terms of the March 13, 2019 renewal. The retail space is partially leased and remains on a path toward stabilization, based upon negotiations with prospective tenants.

Assets held-for-sale from discontinued operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $122.3 million at September 30, 2020 and were comprised of $140.7 million of net loans and $23.5 million of other real estate owned. The September 30, 2020 balance of other real estate owned includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in June 2020 for $17.5 million. At December 31, 2019, discontinued assets of $140.7 million were comprised of $115.9 million of net loans and $24.8 million of other real estate owned. We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At September 30, 2020, we had total deposits of $5.39 billion compared to $5.05 billion at December 31, 2019, an increase of $336.7 million, or 6.7%. The increase reflected growth in demand and interest checking and savings and money market accounts. The increase in savings and money market reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2020		December 31, 2019
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 4,858,666	0.27%	$ 3,817,176	0.80%
Savings and money market	298,049	0.14%	37,671	0.48%
Time	106,113	1.86%	170,438	2.09%
Total deposits	$ 5,262,828	0.29%	$ 4,025,285	0.85%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There were no outstanding short-term borrowings at September 30, 2020 and December 31, 2019. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2020	2019
	(dollars in thousands)

Short-term borrowings
Balance at period end	$ -	$ -
Average for the three months ended September 30, 2020	3,260	na
Average during the year	25,419	129,031
Maximum month-end balance	140,000	300,000
Weighted average rate during the period	0.95%	2.43%
Rate at period end	-	1.50%

Senior debt. On August 13, 2020, the Company issued $100.0 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

Borrowings. At September 30, 2020, we had other long-term borrowings of $40.5 million compared to $41.0 million at December 31, 2019.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 nillion are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%

Other liabilities. Other liabilities amounted to $70.0 million at September 30, 2020 compared to $66.0 million at December 31, 2019, representing an increase of $4.0 million.

Off- balance sheet arrangements. There were no off-balance sheet arrangements during the nine months ended September 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2019, and additionally by the following risk factors.

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

In addition, while the COVID-19 pandemic had a material impact on the provision for credit losses and fair value estimates, we are unable to fully predict the impact that COVID-19 will have on the credit quality of the loan portfolios of the Bank, our financial position and results of operations due to numerous uncertainties. One of the provisions of the CARES Act was the payment by the U.S. government of six months of principal and interest on SBA 7a loans, which will largely be completed in the fourth quarter of 2020. While proposed legislation for continuation of U.S. government funded loan payments is being considered by Congress, there can be no assurance that such proposals will become law. If legislation does not result in future monthly payments by the U.S. government, the Company may decide to grant deferrals of monthly interest and principal payments. Accounting and banking regulators have determined that principal and interest deferrals of up to six months do not represent material changes in loan terms and such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured. We will continue to assess these and other potential impacts on the credit quality of the loan portfolio of the Bank, our financial position and results of operations.

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

Item 6. Exhibits

Exhibit No.	Description

4.1	Indenture for Senior Debt Securities dated as of August 13, 2020 (1)
4.2	First Supplemental Indenture for 4.750% Senior Notes due 2025 dated as of August 13, 2020 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	The Instance Document does not appear in the Interacrive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Filed previously as an exhibit to our current report on Form 8-K filed August 13, 2020, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

November 9, 2020	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 9, 2020	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary