Form 10-K
period 2020-12-31
Bancorp, Inc.
filed 2021-03-15
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2020 of $9.80 was approximately $616.1 million.

As of March 1, 2021, 57,934,841 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the risk factors discussed and identified in Item 1A of this report and in other of our public filings with the SEC;

•an inconsistent recovery from an extended period of weak economic and slow growth conditions in the U.S. economy, including the impact of the Covid-19 pandemic, have had, and may in the future have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for credit losses;

•weak economic and credit market conditions may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;

•operating costs may increase;

•adverse governmental or regulatory policies may be promulgated;

•management and other key personnel may be lost;

•competition may increase;

•the costs of our interest-bearing liabilities, principally deposits, may increase relative to the interest received on our interest-bearing assets, principally loans, thereby decreasing our net interest income;

•loan and investment yields may decrease resulting in a lower net interest margin;

•possible geographic concentration could result in our loan portfolio being adversely affected by economic factors unique to the geographic area and not reflected in other regions of the country;

•the market value of real estate that secures certain of our loans, principally commercial real estate loans held at fair value, Small Business Administration loans under the 504 Fixed Asset Financing Program and our discontinued commercial loan portfolio, has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•we must satisfy our regulators with respect to Bank Secrecy Act, Anti-Money Laundering and other regulatory mandates to prevent possible future restrictions on adding customers;

•the loans from our discontinued operations are now held-for-sale and were marked to fair value based on various internal and external inputs; however, the actual sales price could differ from those third-party fair values. The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business.

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as “the Bank”. The vast majority of our revenue and income is generated through the Bank. In our continuing operations, we have four primary lines of specialty lending: securities-backed lines of credit (“SBLOC”) and insurance policy cash value-backed lines of credit (“IBLOC”), vehicle fleet and other equipment leasing (“direct lease financing”), small business loans (“SBL”) and loans which prior to 2020 were generated for sale into capital markets through commercial loan securitizations and other sales (“CMBS”). In the third quarter of 2020, we decided to retain those loans on our balance sheet and no future securitizations or sales are currently planned. SBLs are comprised primarily of Small Business Administration (“SBA”) loans. SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states. SBL loans and other commercial loans held at fair value are made nationally. At December 31, 2020, SBLOC and IBLOC, direct lease financing, SBL, Advisor Financing, and other commercial loans held at fair value respectively totaled $1.55 billion, $462.2 million, $821.5 million (including SBL loans held at fair value), $48.3 million, and $1.57 billion (excluding SBL loans held at fair value), respectively, and comprised approximately 35%, 10%, 18%, 1%, and 35% of our loan portfolio and commercial loans held at fair value. Our investment portfolio amounted to $1.21 billion at December 31, 2020, representing a decrease from the prior year.

The majority of our deposits and non-interest income are generated in our payments business which consists of consumer deposit accounts accessed by Bank-issued prepaid or debit cards, automated clearing house, or “ACH” accounts, the collection of card payments on behalf of merchants and other payments. The card-accessed deposit accounts are comprised of debit and prepaid card accounts that are generated by companies that market directly to end users. Our card-accessed deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

Available Information

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our website internet address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC. Investors are encouraged to access these reports and other information about our business on our website. Information found on our website is not part of this Annual Report on Form 10-K. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809. Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

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

Payments Business Line: Deposit Products and Services

We offer a range of products and services to our affinity group clients and their customer bases through direct or private label banking strategies, including:

•checking accounts;

•savings accounts;

•money market accounts;

•commercial accounts; and

•various types of prepaid and debit cards.

We also offer ACH bill payment and other payment services.

Specialty Finance: Lending Activities

We focus our lending activities upon four specialty lending segments: SBLOC and IBLOC loans, direct lease financing and SBL loans. Prior to 2020 we originated and sold commercial real estate loans into CMBS securitizations. In 2020, we decided to retain those loans on our balance sheet and no future securitizations or sales are planned.

SBLOC, IBLOC and Advisor Financing.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. Substantially all SBLOCs have full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank.  We also make similar loans which are collateralized by the cash surrender value of insurance policies, or IBLOCs. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with our standards. Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession.  Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio.  Personal guarantees and blanket business liens are obtained as appropriate.  The qualitative factors for advisor financing focus on changes in lending policies and procedures, portfolio performance and economic conditions.

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

SBL Loans. SBL, or small business loans, consist primarily of SBA loans. We participate in two ongoing loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7(a) loans must be secured by all available business assets and personal real estate until the recovery value equals the loan amount or until all personal real estate of the borrower have been pledged. Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%. Loan guarantees can range up to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

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

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment; and debt refinancing. A 504 loan may not be used for working capital, trading asset purchases or investment in rental real estate. In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or “CDC”, provides 40% of the financing amount. If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien. Personal guarantees of the principal owners of the business are required. The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated. Certain basic loan terms, as with the 7(a) program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees. While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

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

Additionally, we make SBA loans to franchisees of various business concepts, including loans to multiple franchisees with the same concept.  In making loans to franchisees, we consider franchisee failure rates for the specific franchise concept. However, factors adversely affecting a specific type of franchisor or franchise concept, including in particular risks that a franchise concept loses popularity with consumers or encounters negative publicity about its products or services, could harm the value not only of a particular franchisee’s business but also of multiple loans to other franchisees with the same concept.

We also participated in the Paycheck Protection Program, or “PPP”, in 2020 which was a temporary program to provide Covid-19 pandemic relief to small businesses. Additional PPP lending was authorized by Congress for 2021 and we also intend to participate in that program. PPP loans are fully guaranteed by the U.S. government and are expected to be repaid within one year of origination or less.

CRE Loans. Prior to 2020 we originated commercial real estate, or “CRE”, loans for sale into securitizations into commercial mortgage backed security, or “CMBS” markets. In 2020, we decided to retain the loans which had not been sold on our balance sheet. These loans are collateralized by various types of commercial real estate, primarily multi-family (apartments) but also include, retail, office and hotels, and are not recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  The vast majority of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sales price of the property. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were originated for sale, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.

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

Card Payment, Bill Payment and ACH Processing. We act as the depository institution for the processing of credit and debit card payments made to various businesses. We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as bill payment companies for which we process ACH payments. We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. These accounts are a source of demand deposits and fee income.

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

We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates may be fixed. Such fees comprise substantially all of the interest expense on deposits in our consolidated statement of operations.

Other Operations

Account Services.  Depending upon the product, account holders may access our products through the website or app of their affinity group, or through our website.  This access may allow account holders to apply for loans, review account activity, pay bills electronically, receive statements electronically and print statements.

Call Centers. A third-party servicer provides virtually all call center operations that serve inbound customer support, including after hours and overflow support. The call center provides account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any related customer issues that may arise. Located in Manila, Philippines, TELUS International currently operates 24 hours a day, seven days a week.

Third-Party Service Providers.  To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•data processing services, check imaging, loan processing, electronic bill payment and statement rendering;

•servicing of prepaid and debit card accounts;

•call center customer support, including institutional banking for overflow and after-hours support;

•access to automated teller machine networks;

•bank accounting and general ledger system;

•data warehousing services; and

•certain software development.

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

Sales and Marketing

Affinity Group Banking. We have a national scope for our affinity group banking operations, and we use a personal sales/targeted media advertising approach to market to existing and potential commercial affinity group organizations. The affinity group organizations with which we have relationships perform marketing functions to the ultimate individual customers. Our marketing program to affinity group organizations consists of:

•print advertising;

•attending and making presentations at trade shows and other events for targeted affinity organizations; and

•direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Administration and Business Development Offices. We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Charlotte, North Carolina, Raritan, New Jersey, Logan, Utah, Norristown and Warminster, Pennsylvania and Orlando, Florida. We maintain SBL loan offices in suburban Chicago (Westmont), Illinois and suburban Raleigh (Morrisville), North Carolina, primarily for SBA loans. We maintain a loan administration office in New York, New York.

Technology

Primary System Architecture.  We provide financial products and services through a secure, tiered architecture using commercially available software and with third party providers whom we believe to be industry leaders.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed across our service offerings, with internally developed software as well as third-party platforms and processors. The goal of our systems designs is to service our client requirements efficiently, which has been accomplished using data and service replication between internal data centers and cloud platforms for our critical applications.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we monitor our systems using automated internal tools, and use independent third parties to validate our controls.

Security. The Bancorp has an established Cyber Security Program that is mapped to the NIST Cyber Security Framework. The program is also fully compliant with the FFIEC Cyber Security framework and relevant ISO standards. The Bancorp obtains annual PCI certification. Highlights of the program include:

•A security testing schedule which includes internal/external penetration testing;

•Regular vulnerability assessments;

•Detailed vulnerability management;

•Monitoring and reporting of systems and critical applications;

•Data loss prevention controls;

•File access and integrity monitoring and reporting;

•Threat intelligence;

•A training and compliance program for staff including a detailed policy; and

•Third-party vendor management.

Intellectual Property and Other Proprietary Rights

We use third-party providers for a significant portion of our core and internet banking systems and operations. Where applicable, we rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our affinity group customers because we maintain control over the software used for banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the needs of our affinity groups are substantially more significant to our ability to succeed.

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit accounts, our largest source of funding and fee income, competitors include Meta Financial and for SBLOC, our largest lending portfolio, competitors include TriState Capital and Goldman Sachs. For SBA loans our competitors include Live Oak Bank and for leasing our competitors include Enterprise. Significant costs of entry include Bank Secrecy Act (“BSA”) and other regulatory costs which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

•our ability to expand our affinity group banking program;

•competitors’ interest rates and service fees;

•the scope of our products and services;

•the relevance of our products and services to customer needs and the rate at which we and our competitors introduce them;

•satisfaction of our customers with our customer service;

•our perceived safety as a depository institution, including our size, credit rating, capital strength, earnings strength and regulatory posture;

•ease of use of our banking websites and other customer interfaces; and

•the capacity, reliability and security of our network infrastructure.

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

Regulation Under Banking Law

Overview

We are regulated extensively under both federal and state banking law and related regulations. We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the “Federal Reserve”. We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner, or the Commissioner. The Bank, as a state-chartered, nonmember depository institution, is supervised by the Commissioner, as well as the Federal Deposit Insurance Corporation, or “FDIC”.

The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations. Any change in the regulatory requirements and policies by the Federal Reserve, the FDIC, the Commissioner, other federal regulatory agencies, the United States Congress, or the states in which we operate or our customers reside could have a material adverse impact on us, the Bank and our operations. Certain regulatory requirements applicable to us and the Bank are referred to below or elsewhere in this report. The description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on the Bank or us and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Regulation

As a financial holding company, we are subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information that the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended, which we refer to as the “BHCA”, a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another financial holding company, without the prior approval of the Federal Reserve.

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

Change in Control. The BHCA prohibits a company from acquiring control of a financial holding company without prior Federal Reserve approval. Similarly, the Change in Bank Control Act, which we refer to as the “CBCA”, prohibits a person or group of persons from acquiring “control” of a financial holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a financial holding company is presumed to be an acquisition of control of the holding company if:

•the financial holding company has a class of securities registered under Section 12 of the Securities Exchange Act of 1934; or

•no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

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

Holding Company Liability. Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or (“the Dodd-Frank Act”), codified this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. As discussed below under “Prompt Corrective Action,” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for credit losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2020, we and the Bank had total capital to risk-adjusted assets ratios of 14.84% and 14.68%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 14.43% and 14.27%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2020, we and the Bank had leverage ratios of 9.20% and 9.11%, respectively.

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

Minimum capital ratios in effect at December 31, 2020 were as follows:

•4.5% CET1 to risk-weighted assets;

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50% and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50% and a leverage ratio of at least 4.00%. At December 31, 2020, our total risk-based capital ratio was 14.84%, our Tier 1 risk-based capital ratio was 14.43% and our leverage ratio was 9.20% while the Bank’s ratios were 14.68%, 14.27% and 9.11%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. The majority of the Bank’s deposits are classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties. On December 12, 2019, the FDIC issued a proposed notice of regulatory change which, if adopted, could result in the reclassification of the majority of our deposits to non-brokered, see “Insurance of Deposit Accounts” below.

Bank regulatory agencies are permitted or, in certain cases, required to take action with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•prohibiting the payment of principal and interest on subordinated debt;

•prohibiting the holding company from making distributions without prior regulatory approval;

•placing limits on asset growth and restrictions on activities;

•placing additional restrictions on transactions with affiliates;

•restricting the interest rate the institution may pay on deposits;

•prohibiting the institution from accepting deposits from correspondent banks; and

•in the most severe cases, appointing a conservator or receiver for the institution.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund or “DIF”. Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008. The Dodd-Frank Act provided unlimited deposit insurance coverage on non-interest-bearing transaction accounts through December 31, 2012. Due to the expiration of this unlimited deposit insurance on December 31, 2012, beginning January 1, 2013 deposits held in non-interest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2020, the Bank’s DIF assessment rate was 16 basis points. On December 15, 2020, the FDIC approved a final rule, effective April 1, 2021 which we believe will result in the reclassification of certain of our deposits currently required to be classified as brokered, to non-brokered. The potentially impacted deposits are those obtained with the assistance of third parties and the new rules specify an application process to the FDIC, which will determine whether the deposits fall under the new rule. If the classification change applications are approved, our FDIC insurance expense could decrease in the future, which may also depend on other factors. However, there can be no assurance as to the extent that our deposits will be reclassified, or as to the amount of a potential FDIC insurance expense reduction, if any.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits of the total industry. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC issued a final rule regarding this offset on March 25, 2016. Accordingly, the Bank received an assessment credit for the portion of its assessment that offset the impact of the increase from 1.15% to 1.35%.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2020, the Bank’s limit on loans-to-one borrower was $85.7 million ($142.8 million for secured loans).

Transactions with Affiliates and other Related Parties. There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2020, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. At December 31, 2020 and 2019, loans to these related parties included in discontinued assets held-for-sale amounted to $4.7 million and $2.3 million.

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

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003, known as (“the FACT Act”), provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

Section 315 of the FACT Act requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In accordance with this rule, the Bank was required to adopt “reasonable policies and procedures” to:

•identify relevant red flags for covered accounts and incorporate those red flags into the program;

•detect red flags that have been incorporated into the program;

•respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

Bank Secrecy Act: Anti-Money Laundering and Related Regulations. The BSA requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing. These rules are administered by the Financial Crimes Enforcement Network, or “FinCEN”, a bureau of the U.S. Treasury Department. Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, or “AML”, program which must contain the following key requirements: (1) appointing responsible persons to manage the program, including a BSA Officer; (2) ongoing training of all appropriate Bank staff and management on BSA-AML compliance; (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance. Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (“CTR”) for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day. The Bank is also required to monitor customer activity and transactions and file a suspicious activity report, or “SAR”, when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met. The BSA also contains numerous recordkeeping requirements.

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

On May 11, 2016, FinCEN issued a final rule related to Customer Due Diligence (“CDD”) under the Bank Secrecy Act for banks and other covered financial institutions, which we refer to as (“the CDD Rule”). The CDD Rule became effective on July 11, 2016, and imposes a new requirement that the Bank identify and verify the identity of the natural persons who are beneficial owners of legal entity customers. Financial institutions were required to be in full compliance by May 11, 2018. As a covered institution, the Bank is required to maintain written compliance procedures that are “reasonably designed to identify and verify the beneficial owners of legal entity customers,” except for those specifically excluded from the definition of “legal entity customer.” As required, the Bank adopted procedures related to the identification and verification of a beneficial owner at the time a new account is opened.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or “USA PATRIOT Act”, amended, in part, the BSA, by, in pertinent part, criminalizing the financing of terrorism and augmenting the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government.

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

Office of Foreign Assets Control Regulations for the Financial Community (“OFAC”). The Office of Foreign Assets Control, which we refer to as OFAC, is a division of the U.S. Treasury Department, and administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction. OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction. In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments. OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list or is otherwise asked to facilitate a transaction prohibited under a government sanctions program, the Bank must freeze or block such account or reject a transaction, and perform additional procedures as required by OFAC regulations. The Bank filters its customer base and transactional activity against OFAC-issued lists. The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

Unfair or Deceptive or Abusive Acts or Practices (“UDAAP”). Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce. The Dodd-Frank Act codifies this prohibition, and expands it even further by prohibiting “abusive” practices as well. These prohibitions, which we refer to as UDAAP, apply in all areas of the Bank, including marketing and advertising practices, product features, terms and conditions, operational practices, and the conduct of third parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to consumers.

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

The Bank’s loan operations are also subject to federal consumer protection laws applicable to credit transactions, including:

•the federal “Truth in Lending Act,” governing disclosures of credit terms to consumer borrowers;

•the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•the “Fair Credit Reporting Act of 1978,” as amended by the “Fair and Accurate Credit Transactions Act,” governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•the “Fair Debt Collection Practices Act,” governing the manner in which consumer debts may be collected by collection agencies;

•the “Home Ownership and Equity Protection Act” prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards;

•the “Service Members Civil Relief Act;” postponing or suspending some civil obligations of service members during periods of transition, deployment and other times; and

•the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

The deposit operations of the Bank are subject to various consumer protection laws including but not limited to:

•the “Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•the “Expedited Funds Availability Act,” which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors;

•the “Electronic Fund Transfer Act,” which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

Final Prepaid Account Rule Amending Regulation E and Regulation Z. On April 1, 2019, a final rule issued by the Consumer Financial Protection Bureau (“CFPB”) went into effect related to prepaid accounts and the applicability of provisions of Regulation E and Regulation Z, respectively, which we call “the Final Prepaid Rule”.

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

Community Reinvestment Act (“CRA”). Under the Community Reinvestment Act of 1977, which we refer to as the “CRA”, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires financial insitutions to delineate one or more assessment areas within which the FDIC evaluates the bank's record of helping to meet the credit needs of its community. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests which are part of the traditional CRA evaluation:

•a lending test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through its lending activities by considering a bank's home mortgage, small business, small farm, and community development lending;

•a service test, evaluates a bank's record of helping to meet the credit needs of its assessment area(s) by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services; and

•an investment test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through qualified investments that benefit its assessment area(s) or a broader statewide or regional area that includes the bank's assessment area(s).

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

The Bank operates its CRA program under an FDIC-approved CRA Strategic Plan. The Bank now operates under an approved plan for the period of January 1, 2021 through December 31, 2023. On July 3, 2019, the Bank received its 2018 CRA Performance Evaluation which was completed on November 11, 2018. The Bank was assigned a “Satisfactory” CRA rating. The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein.

On January 9, 2020, the FDIC and the Comptroller of the Currency issued a joint notice of proposed rulemaking to strengthen the CRA regulations by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The Comproller of the Currency issued its final rule on May 20, 2020 which impacts national banks. However, the FDIC, which regulates the Bank, has not yet issued a final rule. The Bank is evaluating the impact of these proposed rules on the Bank and its Strategic Plan.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest-bearing reserves against their transaction accounts (primarily demand deposits and regular checking accounts). For 2020, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $127.5 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $127.5 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) were exempt from the reserve requirements. For 2021, the Federal Reserve has announced that the $127.5 million and $16.9 million thresholds will be respectively increased to $182.9 million and $21.1 million. At December 31, 2020, the Bank had $339.5 million in cash and balances at the Federal Reserve. However, the Federal Reserve, after the onset of the Covid-19 pandemic, has temporarily waived reserve requirements.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will (or have already):

•Centralize responsibility for consumer financial protection by creating a new agency, the CFPB, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets. The CFPB has been officially established and has begun issuing rules, taking consumer complaints and performing its other core functions;

•Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, from availing themselves of such preemption;

•Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;

•Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital;

•Increase the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion;

•Provide for new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation;

•Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts and Interest On Lawyer Trust Accounts (“IOLTA”) accounts at all insured depository institutions;

•Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•Allow de novo interstate branching by banks;

•Give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve has issued final rules under this provision that limit the swipe fees that a debit card issuer can charge merchants to 21 cents per transaction plus 5 basis points of the transaction value, subject to an adjustment for fraud prevention costs;

•Increase the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries;

•Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and

•Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.  This restriction is commonly referred to as the “Volcker Rule.”  There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met.  These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds.

The Durbin Amendment. The Dodd-Frank Act’s “Durbin Amendment,” which applies to all banks, required the Federal Reserve to adopt a rule establishing debit card interchange fee standards and limits and prohibiting network exclusivity and routing requirements. Accordingly, the Federal Reserve promulgated Regulation II to implement these requirements. Durbin Amendment and Regulation II exempts from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion. Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if Regulation II is amended or if we, together with our subsidiaries, surpass $10 billion in assets. Regulation II also prohibits network exclusivity arrangements on debit card transactions and ensures merchants will have choices in debit card routing, which apply to us. The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature), for both debit cards and prepaid cards. As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks.

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

Economic Growth, Regulator Relief, and Consumer Protection Act of 2018. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or “EGRRCPA”, was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease regulatory burden and refine the rules, particularly with respect to smaller-sized institutions such as the Company. EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) waives certain appraisal requirements for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules, the “Final Volcker Rules”, implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators. Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2017.  This did not have a material impact on our operations.

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

Limitation on Dividends. Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient; but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock. The Bank’s payment of dividends is also governed by federal banking laws and regulations promulgated by the FDIC.

Other State Laws and Regulations. The Bank is governed by other state laws and regulations in connection with some of its business and operational practices. This includes, for example, complying with state laws governing abandoned or unclaimed property, state and local licensing requirements and other state-based rules which direct how the Bank may conduct its activities.

Prior Regulatory Actions

Historically, the Bank has entered into a number of consent orders with the FDIC which have significantly impacted its operations and financial performance over time. On November 17, 2020, the Bank satisfied the final outstanding consent order with the FDIC and all FDIC consent orders have now been resolved, concluded and terminated. The history of these regulatory actions and the Bank’s response are set forth below.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012 with the FDIC, which we refer to as the “2012 Consent Order.” The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation. Under the 2012 Consent Order, the Bank agreed to increase its supervision of third-party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third-party relationships as provided in the Consent Order. As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.

On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the “2015 Consent Order.” The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amended and restated in its entirety the terms of the 2012 Consent Order.

The 2015 Consent Order was based on FDIC allegations regarding electronic fund transfer, or “EFT” error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products, whom we refer to as “Third Parties”.  In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directed the Bank’s Board of Directors to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee, to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices. The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.

The 2015 Consent Order also required the Bank to implement a corrective action plan (“CAP”) to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices. The 2015 Consent Order required that if, through the CAP, the Bank identified prepaid cardholders who had been adversely affected by a denial or failure to resolve an EFT error claim, the Bank would ensure that monetary restitution was made.  The Bank completed its implementation of the CAP on January 15, 2020. As of the completion date, $1,592,505.82 of restitution was paid to consumers of which $4,389.06 was paid by the Bank and the remaining amount by Third Parties. The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank paid and which was recognized as expense in the fourth quarter of 2015. The 2015 Consent Order was terminated by the FDIC on November 17, 2020.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the “2014 Consent Order.” The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program. As described below, the 2014 Consent Order was lifted in May 2020. The Bank consented to the issuance of the 2014 Consent Order without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program. The 2014 Consent Order required the Bank to take certain affirmative actions to comply with its BSA obligations, including a look-back review. Satisfaction of the requirements of the 2014 Consent Order was subject to the review of the FDIC and the Delaware State Bank Commissioner. Expenses associated with the required look-back review were significant in 2015 and 2016. The look-back review was completed in the third quarter of 2016. The 2014 Consent Order restricted the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submitted to the FDIC and Delaware State Bank Commissioner a report summarizing the same completion of certain BSA-related corrective actions (“BSA Report”). During the period prior to the approval of the BSA Report by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations were affected. The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019. The BSA Report was implicitly approved by the FDIC and Delaware State Bank Commissioner upon the termination of the Order as described below.

On August 27, 2015, the Bank entered into an Amendment to the 2014 Consent Order with the FDIC. The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The 2014 Consent Order Amendment provided that the Bank shall not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

On May 11, 2015, the Federal Reserve issued the Company a letter which we refer to as the “Supervisory Letter”, as a result of the 2014 Consent Order and the 2014 Consent Order Amendment (which, at the time of the Supervisory Letter, was in proposed form), which directed that the Company shall not pay any dividends on our common stock or make any interest payments on its trust preferred securities, without the prior written approval of the Federal Reserve. It further provided that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve. The requirement for such approval was lifted by the Federal Reserve in the fourth quarter of 2019, and that letter was terminated at that time.

On December 18, 2019, the Bank’s Board of Directors, without admitting or denying any violations of law, regulation or the provisions of the 2014 Consent Order, executed a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty in the amount of $7.5 million based on supervisory findings during the period of 2013 to 2019 related principally to deficiencies in the Bank’s legacy Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Programs and alleged violations of law during the period, as well as the length of time the Bank had taken to fully implement the corrective actions required by the 2014 Consent Order. The Bank paid this amount and it was recognized as an expense in the Company’s financial statements in the fourth quarter of 2019.

On May 15, 2020, the FDIC notified the Bank that it issued an Order Terminating Consent Order thereby lifting the 2014 Consent Order by and between the Bank and the FDIC. The FDIC’s order was effective on May 14, 2020. The termination of the 2014 Consent Order confirmed that the Bank had satisfactorily complied with all requirements of the 2014 Consent Order, most notably related to its Bank Secrecy Act compliance program and anti-money laundering and sanctions controls. The FDIC’s lifting of the 2014 Consent Order also meant that the business-related restrictions contained in the 2014 Consent order were no longer applicable to the Bank. The State of Delaware’s Office of the State Bank Commissioner concurred with the FDIC in taking this action.

On November 20, 2020, the FDIC notified the Bank that it issued an Order Terminating Amended Consent Order and Order For Restitution thereby lifting the Consent Order dated December 23, 2015 (the “2015 Consent Order”) by and between the Bank and the FDIC. The FDIC’s termination order was effective on November 17, 2020.  The lifting of the 2015 Consent Order confirmed that the Bank had satisfactorily complied with all requirements of the 2015 Consent Order, most notably related the Bank’s Compliance Management System, including the consumer compliance audit function and third-party risk management.  Termination of the 2015 Consent Order concluded all outstanding regulatory actions brought by the FDIC against the Bank.

All FDIC consent orders have now been resolved, concluded and terminated.

Human Capital Resources

The Company believes that human capital management is an essential component of our continued growth and success. Key human capital resources and management strategies are described below.

Employees. As of December 31, 2020, we had 635 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Structure. The Company’s Chief Human Resources Officer reports directly to the President and CEO and oversees most aspects of the employee experience, including talent acquisition, learning and development, talent management, compensation and benefits. The Company’s Chief Diversity Officer oversees diversity and inclusion efforts and reports directly to the President and CEO in that regard. Our Board of Directors and executive management receive regular updates on human capital management efforts, including diversity and inclusion initiatives.

Talent and Development. We aim to attract, develop and retain high-performing, diverse talent who can further the Company’s strategic business objectives. To that end, we offer market-competitive compensation and strive to accelerate employees’ professional development through performance management and fostering a learning culture. Our employees work together with their managers to set business and professional development goals, supported by a variety of resources and tools developed to help employees enhance their leadership skills.

Total Rewards and Employee Well-Being. The Company is committed to providing competitive benefits programs designed with the everyday needs of our employees and their families in mind. These programs offer resources that promote employee well-being in various aspects, including mental, physical, and financial wellness. During the Covid-19 pandemic, we added to our well-being offerings to help employees to better balance their work and home responsibilities. In addition, we established an Employee Financial Relief Program in 2020 that is designed to assist employees experiencing financial hardship during the pandemic.

Diversity and Inclusion. We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. With this vision in mind, the Company’s diversity and inclusion strategy focuses on five key pillars: Organizational Commitment, Workforce Practices, Community Engagement, Supplier Diversity and Transparency. In 2018, the Company established an Internal Diversity & Inclusion Council to oversee and implement initiatives that advance these core values at all levels of the Company, including training and events designed to increase cultural awareness and engaging with external organizations such as the National Minority Supplier Development Council and the Women’s Business Enterprise National Council. These efforts are supported by the Company’s seven employee resource groups (ERGs). Open to all employees, our ERGs give employees the opportunity to connect with their colleagues and work to provide greater organizational awareness of the unique issues related to women, people of color, working parents, veterans and first responders, health and wellness and the environment.

Item 1A. Risk Factors

Risk Factors Summary

Risks Relating to Our Business

▪The ongoing Covid-19 pandemic and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

▪Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

▪We cannot assure you that we will be able to accomplish our strategic goals that would enable us to meet our financial targets.

▪We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

▪Risk management processes and strategies must be effective, and concentration of risk increases the potential for losses.

▪We operate in highly competitive markets.

▪Our affinity group marketing strategy has been adopted by other institutions with which we compete.

▪As a financial institution whose principal medium for delivery of banking services is the internet, we are subject to risks particular to that medium and other technological risks and costs.

▪Our operations may be interrupted if our network or computer systems, or those of our providers, fail.

▪A failure of cyber security may result in a loss of customers and our being liable for damages for such failure.

▪We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

▪We are subject to extensive government regulation.

▪Any future FDIC insurance premium increases will adversely affect our earnings.

▪We may be affected by government regulation including those mandating capital levels and those specifying limitations resulting from Community Reinvestment Act ratings.

▪We are subject to extensive government supervision with respect to our compliance with numerous laws and regulations.

▪Our reputation and business could be damaged by our entry into any future enforcement matters with our regulators and other negative publicity.

▪We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

▪ Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

▪A further downgrade of the U.S. government credit rating could negatively impact our investment portfolio and other operations.

▪New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

▪Potential acquisitions may disrupt our business and dilute stockholder value.

Risks Relating to Our Specialty Lending Business Activities

▪We are subject to lending risks.

▪The Bank’s allowance for credit losses may not be adequate to cover actual losses.

▪Our lending limit may adversely affect our competitiveness.

▪Changes to the Financial Accounting Standards Board (“FASB”) accounting standards have and will continue to result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

▪The Bank may suffer losses in its loan portfolio despite its underwriting practices.

▪Environmental liability associated with lending activities could result in losses.

▪We cannot predict whether income resulting from the reinvestment of proceeds from the loans we hold will match or exceed the income from loan dispositions.

▪A prolonged U.S. government shutdown or default by the U.S. on government obligations could harm our results of operations.

▪Changes in interest rates and loan production could reduce our income, cash flows and asset values.

▪We may be adversely impacted by the transition from London Inter-bank Offered Rate (“LIBOR”) as a reference rate.

Risks Relating to Our Payments Business Activities

▪Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and frequently changing.

▪The potential for fraud in the card payment industry is significant.

▪There is a significant concentration in prepaid and debit card fee income which is subject to various risks.

▪Our prepaid and debit card and other deposit accounts obtained with the assistance of third parties have been classified as brokered.

▪We may depend in part upon wholesale and brokered certificates of deposit to satisfy funding needs.

▪We derive a significant percentage of our deposits, total assets and income from deposit accounts generated by diverse independent companies, including those which provide card account marketing services, and investment advisory firms.

▪We face fund transfer and payments-related reputational risks.

▪Unclaimed funds from deposit accounts or represented by unused value on prepaid cards present compliance and other risks.

Risks Relating to Taxes and Accounting

▪We are subject to tax audits, and challenges to our tax positions or adverse changes or interpretations of tax laws could result in tax liability.

▪The appraised fair value of the assets from our discontinued commercial loan operations or collateral from other loan categories may be more than the amounts received upon sale or other disposition.

▪We have had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Risks Relating to Ownership of Our Common Stock

▪The trading volume in our common stock is less than that of many financial services companies, which may reduce the price at which our common stock would otherwise trade.

▪An investment in our common stock is not an insured deposit.

▪Our ability to issue additional shares of our common stock, or the issuance of such additional shares, may reduce the price at which our common stock trades.

▪Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may reduce the market price at which our common stock trades.

▪The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

▪Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for holders of our common stock to receive a change in control premium.

General Risks

▪Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm our business.

▪Pandemic events could have a material adverse effect on our operations and our financial condition.

Our business may be affected materially by various risks and uncertainties. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings, as well as other risks we have not identified, may have a material negative impact on our financial condition and operating results.

Risks Relating to Our Business:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the Covid-19 pandemic and related government actions taken to reduce the spread of the virus have negatively impacted the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, including the declaration of a federal national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. Governmental authorities worldwide have taken unprecedented measures to stabilize markets and support economic growth. To that end, the Trump Administration, Congress, and various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Covid-19 pandemic Aid, Relief, and Economic Security Act, or (“the CARES Act”), and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of Covid-19 or avert severe and prolonged reductions in economic activity.

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

•declines in collateral values;

• decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, or declines in assets held at fair value, which would adversely impact our results of operations and the ability of certain of our bank subsidiaries to pay dividends to us;

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

The Bank is a participating lender in the PPP, a loan program administered through the SBA that was created under the CARES Act to help eligible businesses, organizations and self-employed persons fund their operational costs during the Covid-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP, and borrowers are eligible to apply to the FDIC for forgiveness of their PPP loan obligations. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there was some initial ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the program, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. The PPP was modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act, or (‘the PPFA”). The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the program more favorable to borrowers. Notwithstanding the foregoing, the Bank has been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

In addition, while the Covid-19 pandemic had a material impact on the provision for credit losses and fair value estimates, we are unable to fully predict the impact that Covid-19 will have on the credit quality of the loan portfolios of the Bank, our financial position and results of operations due to numerous uncertainties. One of the provisions of the CARES Act was the payment by the U.S. government of six months of principal and interest on SBA 7a loans, which was largely be completed in the fourth quarter of

2020. Additional payments were authorized in December 2020 legislation. While proposed legislation for continuation of U.S. government funded loan payments is being considered by Congress, there can be no assurance that such proposals will become law. If legislation does not result in future monthly payments by the U.S. government, we may decide to grant deferrals of monthly interest and principal payments. Accounting and banking regulators have determined that principal and interest deferrals of up to six months do not represent material changes in loan terms and such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured. We will continue to assess these and other potential impacts on the credit quality of the loan portfolio of the Bank, our financial position and results of operations.

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

There are no comparable recent events that provide guidance as to the effect the spread of Covid-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described in this “Risk Factors” section.

Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

In recent periods, the United States economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred. As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have periodically been subject to weakness. These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate-related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations. As a result of these conditions, we increased our provision for credit losses, and experienced increases in the amount of loans charged off and non-performing assets in our Philadelphia-based commercial loan portfolio which is now reflected in discontinued operations. Rated investment securities, generally considered to be less risky than loans, have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur. A continuation of weak economic conditions could further harm our financial condition and results of operations.

We cannot assure you that we will be able to accomplish our strategic goals that would enable us to meet our financial targets.

Our future earnings will reflect our success in replacing and growing both our loans and deposits at targeted rates and yields, and the payments transactions from which we derive fee income. Our businesses differ from most banks in the nature of both our lending niches and our payments businesses, and changes in loan acquisition and repayment speeds. We provide additional information on our lending niches and payments businesses in this Form 10K and other public filings and, on our website, as to our financial planning and performance goals. As noted above, information found on our website is not part of this Annual Report on Form 10-K. Loan, deposit and transaction growth rates and financial targets may also be impacted by other strategic goals including maintaining a scalable infrastructure, continuing technology innovations, maintaining what we believe to be an industry leading compliance and risk function; non-interest expense management and others. There can be no assurance that we will maintain or increase loan and deposit balances or payment transactions at the required yields or volumes, or succeed in other strategic goals, as necessary to achieve financial targets.

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

We are subject to extensive government regulation.

We and our subsidiary, The Bancorp Bank, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things. The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies. These changes could affect us and the Bank in substantial and unpredictable ways and could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive government supervision with respect to our compliance with numerous laws and regulations.

We have policies and procedures designed to prevent violations of the extensive federal and state laws and regulations that we are subject to, however there can be no assurance that such violations will not occur. Failure to comply with these statutes, regulations or policies could result in a determination of an apparent violation of law, and could trigger formal or informal enforcement actions or other sanctions against us or the Bank by regulatory agencies, including entering into consent orders or other agreements, assessment of civil money penalties, criminal penalties, reputational damage, and a downgrade in the Company’s ratings or the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations. Further, we are at risk of the imposition of additional civil money penalties by our regulators, based on, among other things, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. While the Bank may be contractually indemnified for certain violations atrributable to third parties, civil money penalties, if assessed against the Bank, are not recoverable from third parties.

Our reputation and business could be damaged by our entry into any future enforcement matters with our regulators and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct. Damage to our reputation, including as a result of negative publicity associated with any regulatory enforcement actions, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties which provide marketing services which generate most of our accounts and through which we offer products and services. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are interpreted and applied. Changes to the laws and regulations applicable to the financial industry, if enacted or adopted, could expose us to additional costs, including increased compliance costs, require higher levels of capital and liquidity, negatively impact our business practices, including the ability to offer new products and services and attract and retain new customers and business partners who may do business with us based, in whole or in part, upon our corporate and governance structure, regulatory status, asset size and other factors tied to the legal and regulatory framework governing the financial industry. The passage of the Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to change the bank regulatory structure, and affect the lending, deposit, investment and operating activities of financial institutions and their holding companies. While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, including, for example, the Collins Amendment and the Durbin Amendment, future changes or interpretations to these rules and other bank regulations are uncertain and could negatively impact our business, thereby increasing our operating and compliance costs and obligations, and reducing or eliminating our ability to generate profits.

A further downgrade of the U.S. government credit rating could negatively impact our investment portfolio and other operations.

A significant amount of our investment portfolio is rated by outside ratings agencies as explicitly or implicitly backed by the United States government and certain of our loans are government guaranteed. In 2011, the credit rating of the United States government was lowered, and it is possible it may be downgraded further, based upon rating agencies’ evaluations of the effect of increasing levels of government debt and related Congressional actions.  A lowering of the United States government credit ratings may reduce the market value or liquidity of our investment and certain loan portfolios.

New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations. Additionally, there are uncertainties regarding the market values of existing lines of business which are difficult to measure and are subject to market conditions which may change significantly. Significant amounts of loans are accounted for at fair (market) value, and a decrease in such value would reduce income.

Potential acquisitions may disrupt our business and dilute stockholder value.

Acquiring other banks or businesses involves various risks including, but not limited to:

•potential exposure to unknown or contingent liabilities of the target entity;

•exposure to potential asset quality issues of the target entity;

•difficulty and expense of integrating the operations and personnel of the target entity;

•potential disruption to our business;

•potential diversion of our management’s time and attention;

•the possible loss of key employees and customers of the target entity;

•difficulty in estimating the value of the target entity;

•potential changes in banking or tax laws or regulations that may affect the target entity; and

•difficulty navigating and integrating legal, operating cultural differences between the United States and the countries of the target entity’s operations.

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

Risks Related to Our Specialty Lending Business Activities:

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or local economies in which our borrowers operate. Such changes may impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans, some with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now accounted for at fair value. Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for credit losses or in loan charge-offs and consequent reductions in our earnings. Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S. Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations. For more information about the risks which are specific to the different types of loans we make and which could impact our allowance for credit losses, see Item 1, “Business –Lending Activities.”

The Bank’s allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for credit losses to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2020, the ratios of the allowance for credit losses to total loans and to non-performing loans were, respectively, 0.61% and 126.4%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and reasonable and supportable forecasts. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is adequate to provide for current and future expected credit losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses, change our methodology for determining our allowance and provision for credit losses or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,” Business –Lending Activities.”

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2020 to any one customer or related group of customers was $85.7 million for unsecured loans and $142.8 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Changes to the Financial Accounting Standards Board (“FASB”) accounting standards have and will continue to result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

In June 2016, the FASB issued an update to Accounting Standards Update (“ASU” or “Update”) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit deteriorated loans and debt securities, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The CECL model has and will materially impact how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses.  Furthermore, our allowance for credit losses may experience more fluctuations, some of which may be significant. If we determined that we would need to increase the allowance for credit losses to appropriately capture the credit risk that exists in our lending and investment portfolios, it may negatively impact our business, earnings, financial condition and results of operations.

We adopted the guidance in first quarter 2020.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices vary depending on the facts and circumstances of each loan. For other than SBLOC and IBLOC loans, these practices may include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets. For SBLOC loans, a primary element of the credit decision is the market value of the borrower’s brokerage account, which is reduced by the varying collateral percentages against which we are willing to lend, resulting in excess collateral. Rapid excessive movements in the market value of brokerage accounts might not be sufficiently offset by the excess collateral and losses could result. For example, we typically lend against 50% of the value of equity securities. For IBLOC, the credit decision is primarily based upon the cash value of insurance policies which may ultimately be dependent upon the insurer for repayment. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for credit losses. In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those, we still assume credit risk on the remaining 25%. These borrowers, which include new start-ups, may have a higher probability of failure which may result in higher losses on such loans. If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for credit losses, we will have to increase the provision for credit losses which will reduce our income and might cause us to incur losses. At the time loans are classified as troubled debt restructurings, losses are recognized if the fair value of collateral is less than the loan balance. For more information about the risks which are specific to the different types of loans we make and which could impact loan losses, see Item 1, “Business –Lending Activities.”

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

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes. We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future. Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. Loan demand may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production. Net interest income is difficult to project, and our models for making such projections are theoretical. While they may indicate the general direction of changes in net interest income, they do not indicate actual future results. In first quarter 2020, the Federal Reserve instituted emergency rate cuts, and additional rate cuts may still occur in response to economic and other conditions. Such actions may decrease net interest income, to the extent the reduction is not offset with the impact of loan growth or other factors.

We may be adversely impacted by the transition from London Inter-bank Offered Rate (“LIBOR”) as a reference rate.

The administrator of LIBOR, announced that it intends to phase out LIBOR by June 30, 2023, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The majority of our commercial mortgages, at fair value are indexed to LIBOR. Additionally, the interest rates of certain of our investment securities and our trust preferred securities are indexed to LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Payments Business Activities:

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

We realize a significant portion of our revenues from prepaid and debit card and other prepaid products and services. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Some of our clients have significant volume, the loss of which would materially affect our revenues. The top ten largest contributors to prepaid, debit card and related fees account for 74% of such fees. Prepaid and debit card deposits comprise a significant portion of the Bank’s deposits.

Our prepaid and debit card and other deposit accounts generated by third parties have been classified as brokered.

In December 2014, the FDIC issued new guidance classifying prepaid deposit accounts and other deposit accounts obtained in cooperation with third parties as brokered, resulting in the vast majority of the Bank’s deposits being classified as brokered. We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC adopted a regulation which may result in the reclassification of certain of our deposits as non-brokered, depending on multiple factors including the potential filing of applications with the FDIC for a determination as to the non-brokered status of the deposits. While we intend to pursue reclassification of a significant portion of our deposits, we cannot determine whether the FDIC will agree with the proposed reclassifications.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts generated by diverse independent companies, including those which provide card account marketing services, and investment advisory firms.

Deposit accounts acquired with the assistance of our top twenty affinity relationships totaled $4.45 billion at December 31, 2020. The top twenty relationships result in the majority of our payments related income. We provide oversight over these relationships which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Risks Relating to Taxes and Accounting:

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

The appraised fair value of the assets from our discontinued commercial loan operations or collateral from other loan categories may be more than the amounts received upon sale or other disposition.

Various internal and external inputs were utilized to analyze fair value of the discontinued commercial loan portfolio and the investment in unconsolidated entity which reflects the financing of the securitization of a portion of the discontinued assets. The valuations for this and other loan catgories and actual sales prices could be significantly less than the estimates, which could materially affect our results of operations in future quarters.

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

Risks Related to Ownership of Our Common Stock:

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity, as well as dividends, to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends. Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, we may not be able to service our obligations as they become due or to pay dividends on our common stock or trust preferred obligations. Even if the Bank has the capacity to pay dividends, it is not obligated to pay the dividends. Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.

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

General Risks:

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm our business.

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

The outbreak of disease on a national or global level, such as the spread of the Covid-19 pandemic, could have a material adverse effect on commerce, which may, in turn impact our lines of business. Such an event may also impact our ability to manage those portions of our business or operations which rely on vendors and suppliers from other countries or regions impacted by such a pandemic event.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive office and an operations facility are located at 409 Silverside Road, Wilmington, Delaware. We maintain business development and administrative offices for SBL in Morrisville, North Carolina, and Westmont, Illinois (suburban Chicago), primarily for SBA lending. Leasing offices are located in Charlotte, North Carolina, Crofton, Maryland, Kent, Washington, Logan, Utah, Orlando, Florida, Raritan, New Jersey, and Norristown and Warminster, Pennsylvania. We maintain a loan operations office in New York, New York. Prepaid and debit card offices and other executive offices are located in Sioux Falls, South Dakota. The Philadelphia, Pennsylvania and one of two New York properties are no longer occupied by us, and have been subleased to outside parties, which pay the majority of the rent. Locations and certain additional information regarding our offices and other material properties at December 31, 2020 are listed below. We own a property in Orlando, Florida which houses our leasing operations, consisting of a stand-alone building of 8,850 square feet. A summary of significant properties is as follows.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida		8,850
Leased Space
Charlotte, North Carolina	2021	2,345	$4,148
Crofton, Maryland	2025	3,364	4,500
Kent, Washington	2021	1,700	2,653
Logan, Utah	2021	3,181	1,425
Morrisville, North Carolina	2024	3,590	5,576
New York, New York (one of two properties is subleased)	2024 - 2025	11,701	36,028
Norristown, Pennsylvania	2025	7,180	10,500
Raritan, New Jersey	2022	2,145	3,776
Philadelphia, Pennsylvania (subleased)	2022	14,839	7,316
Sioux Falls, South Dakota	2022	38,611	54,674
Warminster, Pennsylvania	2022	2,600	2,295
Westmont, Illinois	2026	3,003	2,292
Wilmington, Delaware	2025	70,968	142,993

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

For a historical discussion of prior regulatory actions resulting in Consent Orders issued by the FDIC to the Bank, but which have been terminated, see Part I, Item I, Business—Regulatory Actions.

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

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. The Bank is vigorously defending this matter and the case is in preliminary stages of discovery. Given the early stages of this matter, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs seek damages in the following amounts: $4,135,142.80 (Barker), $901,088.00 (Kamai) and $2,909,627.20 (McGlynn). The Company intends to vigorously defend these matters. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of March 1, 2021, there were 57,934,841 shares of our common stock outstanding held by 49 record holders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers, financial institutions and other nominees.  As of January 8, 2021, the most recent date for which we have beneficial ownership information, there were at least 6,317 beneficial owners of our common stock.

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2021. Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law,”. Irrespective of such restrictions, it is our intent to generally retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2015 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
The Bancorp, Inc.	100.00	123.39	155.10	124.96	203.61	214.29
NASDAQ Bank Stock Index	100.00	135.03	139.77	114.74	139.10	124.31
NASDAQ Composite Stock Index	100.00	107.50	137.86	132.51	179.19	257.38

The following graph reflects stock performance since 2015, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
The Bancorp, Inc.	100.00	123.39	155.10	124.96	203.61	214.29
KBW Bank Index	100.00	125.60	151.71	117.39	155.12	133.98

Common Stock Repurchase Plan

On November 5, 2020, our Board of Directors authorized and we publicly announced a common stock repurchase program (the “Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. We currently plan to spend up to $10.0 million per quarter for such repurchases depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. As of December 31, 2020, no share repurchases had been made under the plan.

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K. We have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held-for-sale during these periods. These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2020	2019	2018	2017	2016
Income Statement Data:	(in thousands, except per share data)
Interest income	$210,782	$179,569	$147,960	$122,020	$102,219
Interest expense	15,916	38,281	27,111	15,340	12,253
Net interest income	194,866	141,288	120,849	106,680	89,966
Provision for credit losses	6,352	4,400	3,585	2,920	3,360
Net interest income after provision for credit
losses	188,514	136,888	117,264	103,760	86,606
Non-interest income	84,617	104,127	153,795	91,548	42,486
Non-interest expense	164,847	168,521	151,278	154,914	198,573
Income (loss) before income tax benefit	108,284	72,494	119,781	40,394	(69,481)
Income tax expense (benefit)	27,688	21,226	32,241	23,056	(12,664)
Net income (loss) from continuing operations	80,596	51,268	87,540	17,338	(56,817)
Net income (loss) discontinued operations net of tax	(512)	291	1,137	4,335	(39,675)
Net income (loss) available to common shareholders	$80,084	$51,559	$88,677	$21,673	$(96,492)

Net income (loss) per share from continuing operations - basic	$1.40	$0.90	$1.55	$0.31	$(1.28)
Net income (loss) per share from discontinued operations - basic	$(0.01)	$0.01	$0.02	$0.08	$(0.89)
Net income (loss) per share - basic	$1.39	$0.91	$1.57	$0.39	$(2.17)

Net income (loss) per share from continuing operations - diluted	$1.38	$0.89	$1.53	$0.31	$(1.28)
Net income (loss) per share from discontinued operations - diluted	$(0.01)	$0.01	$0.02	$0.08	$(0.89)
Net income (loss) per share - diluted	$1.37	$0.90	$1.55	$0.39	$(2.17)

Balance Sheet Data:
Total assets	$6,276,841	$5,656,963	$4,437,911	$4,708,147	$4,858,114
Commercial loans, at fair value	$1,810,812	$1,180,546	$688,471	$503,316	$663,140
Total loans, net of unearned costs	2,652,323	1,824,245	1,501,976	1,390,458	1,220,729
Allowance for credit losses	16,082	10,238	8,653	7,096	6,332
Total cash and cash equivalents	345,515	944,472	554,302	908,935	999,059
Deposits	5,462,060	5,052,030	3,935,714	4,260,842	4,238,304
Shareholders' equity	581,164	484,497	406,776	324,149	298,963

Selected Ratios:
Return on average assets	1.34%	1.09%	2.07%	nm	nm
Return on average common equity	15.08%	11.57%	24.26%	nm	nm
Net interest margin	3.45%	3.32%	3.19%	3.04%	2.74%
Book value per common share	$10.10	$8.52	$7.22	$5.81	$5.40

Selected Capital and Asset Quality Ratios:
Equity/assets	9.26%	8.56%	9.17%	6.88%	6.15%
Tier 1 capital to average assets	9.20%	9.63%	10.11%	7.90%	6.90%
Tier 1 or common equity capital to total risk-weighted assets	14.43%	19.04%	20.64%	16.73%	13.34%
Total capital to total risk-weighted assets	14.84%	19.45%	21.07%	17.09%	13.63%
Allowance for credit losses to total loans	0.61%	0.56%	0.58%	0.51%	0.52%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Recent Developments

The Covid-19 pandemic has impacted our financial performance, primarily through unrealized losses on commercial loans previously originated for sale which we have now decided to retain. Our net income of $80.1 million in 2020 reflected pre-tax charges of approximately $5.6 million for such losses, substantially all unrealized, on our commercial loans held at fair value which were primarily related to the economic impact of the Covid-19 pandemic. Additional impact of the Covid-19 pandemic included an approximate $1.1 million increase in the provision for credit losses in 2020 related to economic factors. These charges were recognized primarily in the first quarter of 2020. As a result of the potentially unique impact of the Covid-19 pandemic, we have added new loan tables under “Financial Condition-Loan Portfolio”, which detail diversification by loan type, collateral and other characteristics. The $67.8 million of hotel loans in our $1.57 billion commercial loans held at fair value portfolio may represent an elevated risk. Of that $1.57 billion, $50.2 million, with a weighted average origination loan-to-value of 57%, are in deferral with respect to principal and interest payments. The loans in deferral consist of four hotel loans totaling $40.4 million and one retail property loan (a movie complex) of $9.8 million. However, $1.43 billion of that $1.57 billion portfolio are multi-family loans (apartments), which have an updated expected Covid-19 pandemic cumulative loss rate of 1.2% based on an analysis by a nationally recognized analytics firm. Substantially all of these loans are recorded on the balance sheet at a 1% discount, which largely offsets those projected cumulative Covid-19 pandemic losses. Our next largest $1.55 billion loan portfolio is comprised of securities-backed lines of credit (“SBLOC”), and insurance policy cash value-backed lines of credit (“ IBLOC") loans which have not incurred credit losses, notwithstanding the recent historic declines in equity markets. Over half of the Small Business Administration (“SBA”) loan portfolio is U.S. government guaranteed, and the U.S. government paid principal and interest on those loans for a six month period in 2020. The six months of principal and interest payments funded by the U.S. government were made on SBA 7a loans pursuant to The CARES Act of 2020 (the “CARES Act”) and were largely completed in the fourth quarter of 2020. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of CARES Act payments, these additional payments are capped at $9,000 per month. The portions of SBA 7a loans not guaranteed by the U.S. government may also have an elevated risk, but are diversified with respect to loan type. That diversification is detailed in tables appearing later in this section including a table illustrating diversification for the non-guaranteed portions of 7a loans in deferral. The majority of the balance of SBA loans consists of commercial mortgages with 50% to 60% origination date loan-to-value. For leases which experience credit issues, we have recourse to the leased vehicles. While there is uncertainty related to the future, we believe these are positive characteristics of our loan portfolio which demonstrate lower risk than other forms of lending.

U.S. government efforts to address the economic impact of the Covid-19 pandemic include several actions which have and will directly impact us as follows:

•Under the Cares Act, the Paycheck Protection Program (“PPP”) provided for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. We originated approximately 1,250 PPP loans, totaling in excess of $200 million, which we expect will net approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, new legislation and rulemaking have resulted in their estimated recognition over approximately eleven months beginning April 2020. The Consolidated Appropriations Act, 2021 provides for additional PPP loans and we are planning to lend within that program. As that new legislation includes lost revenue thresholds for participation, we believe that loan volume and fees will likely be less than for the first PPP.

•The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of December 31, 2020, we had $337.9 million of related guaranteed balances, and additionally had $167.7 million of PPP loans which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and we began approving Covid-19 pandemic-related deferrals for principal and interest payments as requested by borrowers. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for at least an additional two months of payments on SBA 7a loans, and up to five months of such payments for hotel, restaurant and other more highly impacted loans. Unlike the Cares Act, these payments are capped at $9,000 per month. Additionally, we have and are granting monthly principal and interest deferrals for certain other loans, as shown in the table summarizing loan payment deferrals below.

Per section 4013 of the CARES Act, accounting and banking regulators have determined that loans with Covid-19 pandemic-related deferrals of principal and interest payments will not, during the deferral period, be classified as delinquent, non-accrual or restructured. The Consolidated Appropriations Act, 2021, extended that treatment for deferrals through the earlier of December 31, 2021, or the end of the national emergency.

In the third quarter of 2020, we decided to retain the existing portfolio of commercial real estate loans totaling $1.57 billion which had been originated for sale or securitization. Further, we are not currently planning any future securitizations. The portfolio is mostly comprised of multi-family loans, specifically apartment buildings, and comprises the majority of the commercial loans at fair value on our balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The following table summarizes our loan payment deferrals as of December 31, 2020:

	Cumulative	Total	Total	% of
	months	loan	loan	loan balances
	deferred (1)	balance deferrals	balances	with deferrals
	(dollars in thousands)
Commercial real estate loans held at fair value (excluding SBA loans shown below)	6.8	$50,155	$1,572,027	3%
Securities backed lines of credit, insurance backed lines of credit & advisor financing	—	—	1,598,368	—%
SBL commercial mortgage	5.6	66,862	419,413	16%
SBL construction	—	—	20,273	—%
SBL non-real estate and PPP	4.5	23,691	381,817	6%
Direct lease financing	3.0	467	462,182	—%
Discontinued operations	6.2	6,370	95,982	7%
Other consumer loans and specialty lending	—	—	6,426	—%
Total	5.8	$147,545	$4,556,488	3%

(1)Weighted average of cumulative months deferred.

In the table above, the total loan balance deferrals for SBL categories are comprised of unguaranteed portions of SBA loans. The CARES Act provided SBA 7a borrowers six months of principal and interest payments. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for at least two additional months of payments on SBA 7a loans which begin on February 1, 2021. Hotel, restaurant and other loans more highly impacted by the Covid-19 pandemic will receive up to five additional months of payments made for them. Unlike the CARES Act, these payments will be capped at $9,000 per month. Accordingly, we expect deferrals to decrease when those payments are reinstituted at that date. In addition to the payments being made on these loans by the U.S. government, the following table details the diversification of the non-guaranteed portions of SBA 7a loans in deferral, which we believe is a mitigant to potential losses. Additional diversification tables by geography and loan size are also presented under “Financial Condition-Loan Portfolio”. The unguaranteed portions of SBA 7a loans total $101.5 million and may represent an elevated risk. The following table details the loan types for the $14.8 million of the unguaranteed portions of 7a deferrals which are included in the table above.

	Total	% Total
	(in thousands)
Hotels*	$4,924	34%
Sports and recreation instruction	1,157	8%
Offices of dentists	1,096	7%
Car washes	861	6%
Child and youth services	810	5%
Full-service restaurants*	763	5%
Limited-service restaurants*	512	3%
Sporting and athletic goods manufacturing	476	3%
All other miscellaneous food manufacturing	434	3%
Coin-operated laundries and drycleaners	405	3%
Administrative management and general management consulting services	333	2%
Commercial printing (except screen and books)	332	2%
Pet care (except veterinary) services	308	2%
Funeral homes and funeral services	308	2%
Industrial machinery and equipment merchant wholesalers	302	2%
Other	1,755	13%
Total	$14,776	100%

* At December 31, 2020, SBA 7a loans, included in SBL, totaled $439.0 million of which $101.5 million was not U.S. government guaranteed.   The CARES Act provided SBA 7a borrowers six months of principal and interest payments. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for an additional two months of payments on SBA 7a loans which begin on February 1, 2021, with up to five months for hotel and restaurant loans. Accordingly, we expect deferrals to decrease when those payments are reinstituted at that date.

Key Performance Indicators

We use a number of key performance indicators to measure our overall financial performance. We describe how we calculate and use a number of these performance indicators and analyze their results below.

Return on assets and return on equity. Two performance indicators we believe are commonly used within the banking industry to measure overall financial performance are return on assets and return on equity. Return on assets measures the amount of earnings compared to the level of assets utilized to generate those earnings. It is derived by dividing net income by average assets. Return on equity measures the amount of earnings compared to the equity utilized to generate those earnings. It is derived by dividing net income by average shareholders’ equity.

Net interest margin and credit losses. The largest component of our earnings is net interest income, or the difference between the interest earned on our interest-earning assets consisting of loans and investments, less the interest on our funding, consisting primarily of deposits. The key performance indicator for net interest income is net interest margin, derived by dividing net interest income by average interest-earning assets. Higher levels of earnings and net interest income, on lower levels of assets, equity and interest-earning assets are generally desirable. However, these indicators must be considered in light of regulatory capital requirements which impact equity, and credit risk inherent in loans. Accordingly, the magnitude of credit losses is an additional key performance indicator.

Other performance indicators. Other performance indicators we use include loan growth, non-interest income growth and the level of non-interest expense.

Results of performance indicators. In the five year period ended December 31, 2020, we have transitioned from a balance sheet which was significantly comprised of local Philadelphia commercial real estate loans, to other types of lending which we believe are lower risk. These include: multi-family (apartment) loans in selected national regions; loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”);  SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; and leasing to which we have access to underlying vehicles. These loan categories have grown significantly which we believe has contributed to improved financial performance over the past five years.

Our most recent improved financial performance is reflected in a number of these performance indicators. In 2020, return on assets and return on equity amounted to 1.34% and 15.08%, respectively, compared to 1.09% and 11.57% in the prior year. Net interest margin increased over that period, to 3.45% in 2020 compared to 3.32% in 2019. Deposit accounts generated by our payments business has resulted in a cost of funds lower than other forms of funding which contributed to that increase. The payments business contributed to increases in non-interest income, as fees earned from transactions on these accounts increased 14.3% in 2020 compared to 2019. In 2020, the increase in net interest income more than offset the elimination of gains on loan securitization sales realized in 2019, which resulted from a decision to hold certain loans instead of securitizing them. Non-interest expense between those years also decreased. Please see Item 6. Selected Financial Data for a five year summary of financial results.

Overview

In 2020, we recorded net income of $80.1 million compared to $51.6 million in 2019, with pre-tax income from continuing operations increasing to $108.3 million from $72.5 million. The increases resulted primarily from net interest income, which increased $53.6 million between those periods. The increase in net interest income resulted primarily from an increase in average loans and leases to $3.94 billion from $2.42 billion in 2019. The increase in average loans reflected growth in small business (primarily SBA), leases, SBLOC and IBLOC and commercial loans, at fair value. Commercial loans, at fair value were previously generated for sale or securitization but we decided in 2020 to retain those loans on the balance sheet. The aforementioned $53.6 million increase in net interest income more than offset a $19.5 million reduction in non-interest income. That reduction primarily reflected gains on securitizations in 2019 which were absent in 2020. In 2020, we recorded unrealized losses of $5.6 million related to loans previously generated for securitizations, resulting primarily from the impact of the Covid-19 pandemic. Those losses compared to gains of $24.1 million related to securitizations in 2019. As a result of historic Federal Reserve rate reductions in first quarter 2020, our interest expense in 2020 decreased by $22.4 million compared to the prior year. Non-interest expense, after excluding $8.9 million of civil money penalties in 2019, increased $5.2 million year over year and the primary component of that increase was salaries and employee benefits.

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

We determine our allowance for credit losses with the objective of maintaining an allowance level we believe to be sufficient to absorb our estimated current and future expected credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows, collateral values and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and other risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. See “Allowance for Credit Losses.”

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. One significant input is that $1.43 billion of commercial real estate at fair value are multi-family loans (apartments). Multi-family loans have an updated expected Covid-19 pandemic cumulative loss rate of 1.2% based on an analysis by a nationally recognized analytics firm.To the extent actual outcomes differ from our estimates, subsequent adjustments to the financial statements may be required.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the Consolidated Statements of Operations. If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity. We evaluate whether a credit loss exists by considering primarily the following factors: (a) the extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

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

Results of Operations

Overview: Net interest income continued its upward trend in 2020, increasing $53.6 million over the prior year, primarily as a result of higher balances of loans in all major loan categories, including commercial loans previously originated for sale. We decided to retain those loans, which are now shown as commercial loans, at fair value on the balance sheet. Accordingly, average balances for those loans grew 153%, to $1.43 billion, in 2020 compared to 2019, as a result of our decision to retain them. The increase in net interest income also reflected increases in other loan categories. From year end 2019 to year end 2020, SBA and leasing balances grew 14% and 6%, respectively. Net interest income additionally benefited from a lower cost of funds, resulting primarily from historic Federal Reserve rate reductions in first quarter 2020. For 2020, funding costs were 62 basis points lower than 2019 compared to a 44 basis point decrease in yield on interest earning assets. The provision for credit losses increased $2.0 million to $6.4 million in 2020. Non-interest income in 2020 decreased by $19.5 million compared to the prior year. That reduction reflected $24.1 million of gains related to securitizations in 2019. In 2020 there were no securitizations, and net losses of $3.9 million were recognized on that portfolio primarily as a result of the Covid-19 pandemic. We are currently not planning any future securitizations. We instead plan to continue to hold the $1.57 billion of related loans on our balance sheet as interest-earning assets. In 2017 through 2019, we sponsored six securitizations, approximately six months apart, which resulted in gains on sale in the quarter of securitization. Future gains on sale will not occur with the retention of the portfolio of loans which would otherwise have been securitized. The loans will continue to be fair valued, which may result in income or loss. While gains on sale will not occur, interest income will be earned for the lives of these loans, which are generally recorded at 1% discounts and which have exit and prepayment fees which may vary.

In 2020, total non-interest expense decreased $3.7 million to $164.8 million, reflecting a $7.5 million increase in salaries and employee benefits and a $2.8 million increase in FDIC insurance expense, partially offset by $8.9 million of civil money penalties in 2019. The increase in salaries and employee benefits reflected increases in incentive compensation, compliance, risk management and IT expense. The increase in FDIC insurance expense reflected balance sheet growth. We have targeted control over non-interest expense as a key strategic goal.

At December 31, 2020, our total loans, including commercial loans, at fair value, amounted to $4.46 billion, an increase of $1.46 billion, or 48.5%, over the $3.0 billion balance at December 31, 2019, reflecting growth in all major categories of loans and the decision to retain loans which were originally generated for sale or securitization. Our investment securities available-for-sale decreased $114.5 million to $1.21 billion from $1.32 billion between those respective dates as prepayments of higher yielding securities accelerated after the Federal Reserve rate reductions in first quarter 2020.

Net Income: 2020 compared to 2019. Net income from continuing operations was $80.6 million in 2020 compared to $51.3 million in 2019 while income before taxes was, respectively, $108.3 million and $72.5 million, an increase of $35.8 million. In 2020, net interest income grew by $53.6 million while non-interest income decreased $19.5 million. The $53.6 million, or 37.9%, increase in 2020 net interest income over 2019 resulted primarily from higher balances of loans previously originated for sale or securitization, and higher SBA and leasing balances. The reduction in non-interest income reflected $24.1 million of gains related to securitizations in 2019. In 2020 there were no securitizations, and net losses of $3.9 million on loans previously generated for sale or securitization were recognized primarily as a result of the Covid-19 pandemic. In 2020 compared to 2019, the primary drivers of fee income, prepaid, debit and related fees, increased 14.3% to $74.5 million. The increase reflected increased volumes of transactions including volume increases from new relationships.

In 2020, total non-interest expense decreased $3.7 million to $164.8 million, reflecting a $7.5 million increase in salaries and employee benefits and a $2.8 million increase in FDIC insurance expense, partially offset by $8.9 million of civil money penalties in 2019. The increase in salaries and employee benefits reflected increases in incentive compensation, compliance, risk management and IT expense. The increase in FDIC insurance expense reflected balance sheet growth.

A 21% federal corporate tax rate was effective for 2020 and 2019. The combined federal and state income tax rate was 26% in 2020. It was lower than the 29% rate in 2019 primarily as a result of the non-deductibility of the $8.9 million of civil penalties in 2019.

Reflecting these changes, net income from continuing operations amounted to $80.6 million in 2020 compared to $51.3 million in 2019, or continuing operations earnings per diluted share of $1.38 compared to $0.89 in 2019. Net loss from discontinued operations was $512,000 for 2020 compared to net income of $291,000 for 2019. Including discontinued operations, diluted income per share was $1.37 for 2020 compared to $0.90 for 2019 on net income of $80.1 million and $51.6 million, respectively.

Net Income: 2019 compared to 2018. Net income from continuing operations was $51.3 million in 2019 compared to $87.5 million in 2018 while income before taxes was, respectively, $72.5 million and $119.8 million, a decrease of $47.3 million. In 2019, net interest income grew by $20.4 million and non-interest income decreased $49.7 million. The $20.4 million, or 16.9%, increase in 2019 net interest income over 2018 resulted primarily from higher balances of commercial loans originated for sale. Net interest income also benefited from increases in other loan categories. From year end 2018 to year end 2019, SBLOC and IBLOC, SBA and leasing balances grew 30%, 22% and 10%, respectively. The $49.7 million decrease in non-interest income reflected a $65.0 million gain on sale of the Safe Harbor Individual Retirement Account (“SHIRA”) portfolio in 2018 and a $10.5 million increase in prepaid, debit card and related fees in 2019.

In 2019 compared to 2018, the primary drivers of fee income, prepaid, debit and related fees and fees on ACH, card and other payment processing fees, increased 17.8% to $74.5 million. Gain on sale of loans increased $3.6 million to $24.1 million which resulted primarily from a higher volume of loans sold into securitizations in 2019. Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while we had no such charges in 2019. That investment resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements. In 2019, total non-interest expense increased $17.2 million to $168.5 million, reflecting a $14.4 million increase in salaries and employee benefits and $8.9 million in civil money penalties which were partially offset by decreases of $2.5 million in legal fees, $1.8 million in FDIC expense and $1.3 million in data processing expense. Salary and benefits expense increased by $14.4 million reflecting higher incentive compensation for loan, deposit and fee production and higher information technology and loan and payments infrastructure expense. In 2019, non-interest expense included $8.9 million of expense for a $1.4 million Securities Exchange Commission (“SEC”) civil money penalty and a $7.5 million FDIC civil money penalty. FDIC insurance expense decreased $1.8 million in 2019, primarily as a result of a decrease in the insurance rate applicable to the Bank.

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

Net Interest Income: 2020 compared to 2019. Our net interest income for 2020 increased to $194.9 million, an increase of $53.6 million, or 37.9%, from $141.3 million for 2019, reflecting a $31.2 million, or 17.4%, increase in interest income to $210.8 million from $179.6 million for 2019. The increase in interest income reflected the impact of loan growth, including the impact of the decision to retain loans previously generated for sale or securitization. Our average loans and leases increased 63.0% to $3.94 billion in 2020 from $2.42 billion for 2019, while related interest income increased $43.7 million on a tax equivalent basis. The largest increase in average loans and leases was in commercial loans previously originated for sale, now retained on the balance sheet, which increased $864.1 million. Related interest income increased $36.4 million in 2020 compared to the prior year. Small business loan (primarily SBA) and leasing interest income respectively increased $8.1 million and $1.6 million. Notwithstanding significant increases in balances, SBLOC and IBLOC interest decreased by $1.8 million as a result of the Federal Reserve rate reductions. Our average investment securities were $1.32 billion for 2020 compared to $1.41 billion for 2019, while related interest income decreased $4.5 million on a tax equivalent basis primarily as a result of Federal Reserve rate reductions. Those rate reductions also contributed to the increase in net interest income as they were reflected in a decrease in interest expense of $22.4 million or 58.4% to $15.9 million, from $38.3 million in 2019.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2020 increased 13 basis points to 3.45% from 3.32% for 2019, as the decrease in cost of funds was greater than the decrease in the yield on earning assets. The average yield on our interest earning assets decreased to 3.74% from 4.18% for 2019, a decrease of 44 basis points, while the cost of total deposits and interest-bearing liabilities decreased to 0.30% for 2020 from 0.92% for 2019, a decrease of 62 basis points. The net interest margin increase reflected the impact of weighted average 4.8% floors on an average $1.4 billion portfolio of commercial real estate variable rate apartment loans, which were previously originated for sale or securitization, which significantly offset lower rates in the similarly sized SBLOC and IBLOC portfolio. That SBLOC and IBLOC portfolio yield decreased to approximately 2.5% after the Federal Reserve rate reductions. However, that portfolio, due to the nature of the collateral, has not experienced losses. The net interest margin also reflected the impact of growth in higher yielding SBA loans and leases, which have yielded in the 5% to 6% range.The yield on loans in total decreased to 4.34% from 5.25%, a decrease of 91 basis points. The yield on the investment portfolio decreased less, 14 basis points, but further decreases may occur in that and the loan portfolio as maturities reprice to a lower rate environment. In 2020, average demand and interest checking deposits amounted to $4.86 billion, compared to $3.82 billion in 2019, an increase of 27.4%, reflecting growth in debit and prepaid card account balances. The yield on those deposits decreased to 0.23% in 2020 compared to 0.80% in 2019. Savings and money market balances averaged $291.2 million in 2020 compared to $37.7 million in 2019 with an average 0.15% rate in 2020 compared to 0.48% in 2019. The $253.5 million increase in savings and money market between these respective periods reflected growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The lower rates on these deposit categories also reflected the impact of Federal Reserve rate reductions.

Net Interest Income: 2019 compared to 2018. Our net interest income for 2019 increased to $141.3 million, an increase of $20.4 million, or 16.9%, from $120.8 million for 2018, reflecting a $31.6 million, or 21.4%, increase in interest income to $179.6 million from $148.0 million for 2018. The increase in net interest income primarily reflected the impact of higher balances of commercial real estate loans held-for-sale and other loan growth and higher loan yields resulting from Federal Reserve rate increases in 2018. The impact of the prior year rate increases was partially offset by Federal Reserve rate decreases in the latter part of 2019. Our average loans and leases increased 24.9% to $2.42 billion in 2019 from $1.94 billion for 2018, while related interest income increased $31.8 million on a tax equivalent basis. The largest increases in average loans and leases and related interest income was in commercial loans originated for sale, which respectively increased $300.2 million and $17.6 million. Small business loan, SBLOC and IBLOC and leasing interest income respectively increased $6.3 million, $6.1 million and $2.4 million. Our average investment securities were $1.41 billion for 2019 compared to $1.38 billion for 2018, while related interest income increased $245,000 on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2019 increased 13 basis points to 3.32% from 3.19% for 2018. The increase reflected higher yields on variable rate loans resulting from the aforementioned Federal Reserve increases, partially offset by decreased yields on taxable investment securities. While the yield on loans increased to 5.25% from 4.92%, the yield on taxable investment securities decreased to 3.01% from 3.05%. The decrease reflected higher premium amortization resulting from prepayments. The average yield on our interest earning assets increased to 4.18% from 3.86% for 2018, an increase of 32 basis points, while the cost of total deposits and interest-bearing liabilities increased to 0.92% for 2019 from 0.70% for 2018, an increase of 22 basis points. While variable rate loans and securities adjusted more fully to Federal Reserve rate changes, deposits adjusted only partially to the Federal Reserve changes. In 2019, average demand and interest checking deposits amounted to $3.82 billion, compared to $3.50 billion in 2018, an increase of 9.1%. The yield on those deposits increased to 0.80% in 2019 compared to 0.66% in 2018. Savings and money market balances averaged $37.7 million in 2019 compared to $362.3 million in 2018 with an average 0.48% rate in 2019 compared to 0.79% in 2018. The decrease reflected the SHIRA sale.

Average Daily Balance. The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2020			2019
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of deferred fees and costs	$3,931,758	$170,449	4.34%	$2,402,686	$126,176	5.25%
Leases - bank qualified*	8,885	647	7.28%	14,968	1,177	7.86%
Investment securities-taxable	1,317,031	37,822	2.87%	1,406,247	42,286	3.01%
Investment securities-nontaxable*	4,412	145	3.29%	6,533	215	3.29%
Interest earning deposits at Federal Reserve Bank	381,290	1,885	0.49%	472,279	10,007	2.12%
Net interest earning assets	5,643,376	210,948	3.74%	4,302,713	179,861	4.18%

Allowance for credit losses	(13,878)			(9,696)
Assets held-for-sale from discontinued operations	127,519	4,222	3.31%	169,986	6,710	3.95%
Other assets	226,210			254,674
	$5,983,227			$4,717,677

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$4,864,236	$11,356	0.23%	$3,817,176	$30,664	0.80%
Savings and money market	291,204	442	0.15%	37,671	181	0.48%
Time	79,439	1,483	1.87%	170,438	3,555	2.09%
Total deposits	5,234,879	13,281	0.25%	4,025,285	34,400	0.85%

Short-term borrowings	27,322	198	0.72%	129,031	3,131	2.43%
Repurchase agreements	49	—	—%	90	—	—%
Subordinated debt	13,401	524	3.91%	13,401	750	5.60%
Senior debt	38,532	1,913	4.96%	—	—	—%
Total deposits and interest-bearing liabilities	5,314,183	15,916	0.30%	4,167,807	38,281	0.92%

Other liabilities	137,983			104,233
Total liabilities	5,452,166			4,272,040

Shareholders' equity	531,061			445,637
	$5,983,227			$4,717,677

Net interest income on tax equivalent basis *		$199,254			$148,290

Tax equivalent adjustment		166			292

Net interest income		$199,088			$147,998

Net interest margin *			3.45%			3.32%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.

	Year ended December 31,
	2018
	Average		Average
	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of deferred fees and costs	$1,915,456	$94,232	4.92%
Leases - bank qualified*	20,025	1,370	6.84%
Investment securities-taxable	1,375,566	41,994	3.05%
Investment securities-nontaxable*	8,631	262	3.04%
Interest earning deposits at Federal Reserve Bank	460,577	8,737	1.90%
Federal funds sold and securities purchased under agreements to resell	59,157	1,708	2.89%
Net interest earning assets	3,839,412	148,303	3.86%

Allowance for credit losses	(7,528)
Assets held-for-sale from discontinued operations	253,348	8,810	3.48%
Other assets	190,252
	$4,275,484

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$3,499,288	$23,068	0.66%
Savings and money market	362,267	2,878	0.79%
Total deposits	3,861,555	25,946	0.67%

Short-term borrowings	20,346	451	2.22%
Repurchase agreements	173	—	—%
Subordinated debentures	13,401	714	5.33%
Total deposits and interest-bearing liabilities	3,895,475	27,111	0.70%

Other liabilities	14,546
Total liabilities	3,910,021

Shareholders' equity	365,463
	$4,275,484

Net interest income on tax equivalent basis *		$130,002

Tax equivalent adjustment		343

Net interest income		$129,659

Net interest margin *			3.19%

* Full taxable equivalent basis, using a 21% statutory Federal tax rate.

In 2020 compared to 2019, average interest earning assets increased to $5.64 billion, an increase of $1.34 billion, or 31.2%, from 2019. The increase reflected a $1.52 billion, or 63.0%, increase in average loans and leases. The increase resulted primarily from higher balances of loans previously originated for sale into securitizations and loan growth in SBLOC and IBLOC, small business (primarily SBA) and leasing. Average balances of investment securities decreased $91.3 million, or 6.5%, as prepayments of higher yielding securities accelerated after the Federal Reserve rate reductions in first quarter 2020. In 2020, average demand and interest checking deposits amounted to $4.86 billion, compared to $3.82 billion in 2019, an increase of 27.4%, reflecting growth in debit and prepaid card account balances. In 2019 compared to 2018, average interest earning assets increased to $4.30 billion, an increase of $463.3 million, or 12.1%, from 2018.  The increase reflected a $482.2 million, or 24.9%, increase in average loans and leases. The increase resulted primarily from higher balances of retained loans previously originated for sale into securitizations, SBLOC and IBLOC, SBA and leasing.  Average balances of investment securities increased $28.6 million, or 2.1%, as reinvestments were accelerated when long term rates increased.  Average demand and interest checking deposits increased $317.9 million, or 9.1%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2018 through 2020 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2020 versus 2019			2019 versus 2018
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$60,996	$(16,723)	$44,273	$25,248	$6,696	$31,944
Bank qualified tax free leases net of
unearned discount	(448)	(82)	(530)	(472)	279	(193)
Investment securities-taxable	(2,612)	(1,852)	(4,464)	894	(602)	292
Investment securities-nontaxable	(70)	—	(70)	(72)	25	(47)
Interest earning deposits	(1,631)	(6,491)	(8,122)	227	1,043	1,270
Federal funds sold	—	—	—	(854)	(854)	(1,708)
Assets held-for-sale from discontinued
operations	(1,512)	(976)	(2,488)	(3,564)	1,464	(2,100)
Total interest earning assets	54,723	(26,124)	28,599	21,407	8,051	29,458
Interest expense:
Demand and interest checking	$8,833	$(28,141)	$(19,308)	$2,096	$5,500	$7,596
Savings and money market	291	(30)	261	(1,872)	(825)	(2,697)
Time	(1,732)	(340)	(2,072)	3,555	—	3,555
Total deposit interest expense	7,392	(28,511)	(21,119)	3,779	4,675	8,454
Short-term borrowings	(1,552)	(1,381)	(2,933)	2,633	47	2,680
Subordinated debt	—	(226)	(226)	—	36	36
Senior debt	1,913	—	1,913	—	—	—
Total interest expense	7,753	(30,118)	(22,365)	6,412	4,758	11,170
Net interest income:	$46,970	$3,994	$50,964	$14,995	$3,293	$18,288

Provision for Credit Losses. Our provision for credit losses was $6.4 million for 2020, $4.4 million for 2019 and $3.6 million for 2018. Provisions are based on our evaluation of the adequacy of our allowance for credit losses, particularly in light of current economic conditions and the estimated impact of charge-offs. The provision for credit losses in 2020 increased $2.0 million over the prior year, as the provision for leasing was increased $2.1 million, reflecting a $1.7 million increase in leasing charge-offs. The increase in the 2019 provision over 2018 reflected decreases in provisions for small business loans and leasing which were more than offset by a $1.0 million provision for a consumer line of credit, for which remaining loans now have minimal balances and are no longer offered. At December 31, 2020, our allowance for credit losses amounted to $16.1 million, or 0.61%, of total loans. Effective January 1, 2020, we implemented current and future expected credit loss accounting guidance which differs from prior guidance. Accordingly, provisions between these years lack comparability. We believe that our allowance is adequate to cover current and future expected losses, consistent with the newly implemented guidance. For more information about our provision and allowance for credit losses and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2020 compared to 2019. Non-interest income was $84.6 million for 2020 compared to $104.1 million for 2019. The $19.5 million, or 18.7%, reduction resulted primarily from the $27.9 million change in net realized and unrealized gains (losses) on commercial loans previously originated for sale or securitization which was partially offset by an increase in prepaid and debit card and related fees. Prepaid and debit card and related fees increased $9.3 million, or 14.3%, to $74.5 million for 2020 from $65.1 million for 2019. The increase reflected higher transactional volume including increases from new relationships. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. Automated Clearing House (“ACH”), card and other payment processing fees decreased $2.3 million, or 24.3%, to $7.1 million for 2020 compared to $9.4 million for 2019. The decrease relected the exit of higher risk ACH customers and the exit of a relationship with an ownership change. Net realized and unrealized gains (losses) on commercial loans originated for sale reflected a loss of $3.9 million in 2020 resulting primarily from the impact of the Covid-19 pandemic, compared to a gain of $24.1 million in the prior year. In 2019 the vast majority of the $24.1 million gain was realized upon the closing of two securitizations, while the $3.9 million 2020 loss resulted from fair value adjustments to our portfolio of commercial loans held at fair value, including losses on related hedges. Total fair value adjustments related to the previously securitized loans now held on the balance sheet were $5.6 million, but were partially offset by $1.7 million of exit fees on loan payoffs in that portfolio. We are planning to hold the loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. Leasing related income was comparable, increasing $51,000, or 1.6%, to $3.3 million for 2020 from $3.2 million for 2019. Other non-interest income increased $1.4 million, or 64.2%, to $3.6 million in 2020 from $2.2 million in 2019. The increase refected the recovery of certain prepaid fees which were written off in prior years and other legal settlements.

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

Non-Interest Expense: 2020 compared to 2019. Total non-interest expense in 2020 was $164.8 million, a decrease of $3.7 million, or 2.2%, over the $168.5 million in 2019. Salaries and employee benefits expense increased to $101.7 million, an increase of $7.5 million, or 7.9%, from $94.3 million for 2019. Higher salary expense in 2020 reflected higher incentive compensation expense, and higher compliance, risk management and IT expense, which were primarily related to the payments business. Depreciation and amortization decreased $494,000, or 13.4%, to $3.2 million in 2020 from $3.7 million in 2019 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $1.1 million, or 16.4%, to $5.5 million in 2020 from $6.6 million in 2019, reflecting the impact of office relocations. Data processing expense decreased $182,000, or 3.7%, to $4.7 million in 2020 from $4.9 million in 2019. The decrease reflected reduced check clearing and other costs related to non-electronic account processing, as paper based accounts and transactions decreased, while electronic transaction volume increased. Printing and supplies decreased $123,000, or 19.3%, to $514,000 in 2020 from $637,000 in 2019, reflecting decreased levels of paper based accounts and transactions. Audit expense decreased $724,000, or 40.6%, to $1.1 million in 2020 from $1.8 million in 2019 which reflected decreased regulatory and tax compliance audit fees. Legal expense decreased $178,000, or 3.3%, to $5.1 million for 2020 from $5.3 million in 2019, reflecting decreased costs associated with two fact-finding inquiries by the SEC as described in Note O to the financial statements. Amortization of intangible assets decreased $975,000, or 63.7%, to $556,000 for 2020 from $1.5 million for 2019. The reduction reflected the completion of the amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. FDIC insurance expense increased $2.8 million, or 39.6%, to $9.8 million for 2020 from $7.0 million in 2019, primarily due to an increase in average liabilities, against which insurance rates are applied. Software expense increased $1.3 million, or 10.2%, to $14.0 million in 2020 from $12.7 million in 2019 which reflected increased expenditures for information technology infrastructure to improve efficiency and scalability, especially for SBLOC and IBLOC loans. Insurance expense increased $343,000, or 13.9%, to $2.8 million in 2020 from $2.5 million in 2019, reflecting higher rates and higher coverage limits. Telecom and IT network communications expense increased $130,000, or 8.7%, to $1.6 million in 2020 from $1.5 million in 2019. The increase reflected migration to a new fiber optic network to improve performance and efficiency. Consulting expense decreased $1.9 million, or 58.0%, to $1.4 million in 2020 from $3.2 million in 2019, reflecting decreased BSA and other regulatory consulting. In 2019, civil money penalties were assessed in the amount of $8.9 million, comprised of a $7.5 million FDIC settlement and a $1.4 million SEC settlement. Additionally, lease termination expense amounted to $908,000 in 2019. Other non-interest expense decreased $174,000, or 1.3%, to $12.7 million in 2020 from $12.9 million in 2019 reflecting $2.0 million of decreased travel expense, partially offset by increases of $962,000 in SBA guarantee fees, $548,000 in marketing expense and $367,000 in other operating taxes.

Non-Interest Expense: 2019 compared to 2018. Total non-interest expense in 2019 was $168.5 million, an increase of $17.2 million, or 11.4%, over the $151.3 million in 2018. Salary expense increased $14.4 million to $94.3 million in 2019, an increase of 18.1% over the $79.8 million in 2018. The increase reflected higher incentive compensation for loan, deposit and fee production and higher information technology and loan and payments infrastructure expense. Depreciation and amortization decreased $301,000 to $3.7 million, or 7.5%, from $4.0 million in 2018, which reflected reduced spending on fixed assets and equipment. Rent and occupancy increased $1.2 million to $6.6 million, or 21.1%, from $5.5 million in 2018, which reflected newly leased space for the commercial real estate loan origination department. Data processing expense decreased $1.3 million, or 20.9%, to $4.9 million from $6.2 million in 2018. The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership and the SHIRA sale. Printing and supplies expense decreased $269,000, or 29.7%, to $637,000 from $906,000 in 2018. The decrease reflected a reduction for SHIRA accounts which were transferred in the third quarter of 2018, in connection with the related sale. Audit expense decreased $217,000, or 10.8%, to $1.8 million from $2.0 million in 2018, which reflected decreased regulatory and tax compliance audit fees. Legal expense decreased $2.5 million, or 32.2%, to $5.3 million from $7.8 million in 2018. The decrease in legal expense reflected lower fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements for 2014 and prior years. Amortization of intangible assets remained consistent at $1.5 million in 2019 and 2018. FDIC insurance decreased $1.8 million, or 20.3%, to $7.0 million from $8.8 million in 2018, which reflected the impact of a decrease in the FDIC assessment rate. Software expense decreased $573,000, or 4.3%, to $12.7 million from $13.3 million in 2018. The decrease reflected reduced expenditures for technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements. Insurance expense decreased $103,000, or 4.0%, to $2.5 million from $2.6 million in 2018. Telecom and information technology network communications expense increased $120,000, or 8.7%, to $1.5 million from $1.4 million in 2018. Securitization and servicing expense decreased $36,000, or 30.8%, to $81,000 from $117,000 in 2018. Consulting expense remained consistent at $3.2 million in 2019 and 2018. Other non-interest expense decreased $394,000, or 3.0%, to $12.9 million from $13.3 million in 2018. The decrease resulted primarily from decreases of $317,000 in credit bureau expense, $280,000 for prepaid and debit deposit account losses, $163,000 for customer identification expense and $100,000 for postage. These decreases were partially offset by a $748,000 increase in travel.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $27.7 million, $21.2 million and $32.2 million, respectively, for 2020, 2019 and 2018.  The tax rate of 25.6% in 2020 compared to 29.3% in 2019 and 26.9% in 2018. The higher rate in 2019 resulted primarily from the non-deductibility of $8.9 million of civil money penalties in that year. The difference between those rates and the federal statutory rate of 21% resulted primarily from state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the foreseeable future. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $193.6 million for the fourth quarter of 2020, compared to the prior year fourth quarter average of $569.8 million. The reduction reflected loan growth and the Federal Reserve’s temporary suspension of reserve requirements.

Our primary source of funding has been deposits. Average deposits in 2020 increased by $1.21 billion, or 30.0%, to $5.23 billion. While that increase primarily reflected increases in transaction accounts from debit and prepaid card account balances, it also reflected an increase in average savings and money market accounts of $253.5 million between those periods. That growth resulted from interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The increased deposits were primarily utilized to fund loan growth, as securities balances decreased as a result of prepayments which accelerated after the Federal Reserve’s first quarter 2020 rate reductions. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have not generally been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $1.21 billion at December 31, 2020 compared to $1.32 billion at December 31, 2019. In excess of $700 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our Federal Home Loan Bank line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2020. As a result, at December 31, 2020 outstanding loans amounted to $2.65 billion, compared to $1.82 billion at the prior year end, an increase of $828.1 million, which was generally funded by deposits. Commercial loans held at fair value increased to $1.81 billion from $1.18 billion between those respective dates, an increase of $630.3 million. In 2019 and previous years, these loans were originated for sale into securitizations at six month intervals. In 2020, we decided to not pursue additional securitizations and no future securitizations are currently planned. While securitizations resulted in cash inflows, such inflows were generally retained at the Federal Reserve to provide funding for the following securitization. Accordingly, the retention of these loans will not significantly impact our overall liquidity, which is primarily based upon our securities and other U.S. government guaranteed instruments. While gains on sale will be eliminated, the net interest margin benefits from these loans, which have an average rate floor of 4.8%.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are generated by third parties and as a result are classified as brokered by the FDIC. The FDIC guidance for classification of deposit accounts as brokered is relatively broad, and generally includes accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which should result in certain of our deposits being reclassified from brokered to non-brokered, effective April 1, 2021.

We focus on customer service which we believe has resulted in a history of customer loyalty. Stability, lower cost compared to certain other funding sources and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2020. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or (“the FHLB”), and the Federal Reserve. As of December 31, 2020, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the Covid-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent remaining collateral value exceeds advances. Additionally, we have pledged approximately $1.3 billion of multi-family loans to the FHLB. As a result, we have approximately $1.0 billion of availability on our line of credit which we can access at any time. As noted previously, that line may be increased by $700 million by pledging our U.S. government agency securities. As of December 31, 2020, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily. As discussed later in this section, in 2020, we issued $100 million in senior notes, providing additional liquidity to our holding company.

Included in our cash and cash-equivalents at December 31, 2020, were $345.5 million of interest earning deposits, which primarily consisted of deposits with the Federal Reserve. These amounts may vary on a daily basis. Accordingly, the majority of our available liquidity is comprised of the aforementioned available-for-sale securities and lines of credit with the FHLB and Federal Reserve.

In 2020, $233.8 million of securities sales and repayments exceeded purchases of $34.7 million. In 2019, $173.9 million of securities sales and repayments exceeded purchases of $157.5 million. In 2018, $213.2 million of securities sales and repayments exceeded purchases of $134.8 million. As shown in the consolidated statements of cash flows, cash required to fund loans was $836.2 million in 2020, $322.6 million in 2019 and $115.1 million in 2018.

At December 31, 2020, we had outstanding commitments to fund loans, including unused lines of credit, of $2.17 billion, the vast majority of which are SBLOC lines of credit which are variable rate. We attempt to increase such line usage; however, usage percentages have been historically consistent and the majority of these lines of credit have historically not been drawn. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. Accordingly, the funding requirements for such commitments occur on a measured basis over time and are expected to be funded by deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consist principally of cash needed to make required interest payments on our trust preferred securities and senior debt, while our liquidity consists primarily of dividends from the Bank to the holding company. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of December 31, 2020, we had cash reserves of approximately $111.3 million at the holding company. The quarterly interest payments on the $100.0 million of senior debt are approximately $1.2 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over LIBOR. The senior debt matures in

August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”. The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2020, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2019
The Bancorp, Inc.	9.63%	19.04%	19.45%	19.04%
The Bancorp Bank	9.46%	18.71%	19.11%	18.71%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of our interest earning assets, other than those with short-term maturities. We do not own any trading assets. We used hedging transactions only for fixed rate commercial loans previously originated for sale into secondary securities markets. We no longer originate loans for sale or securitization and no longer engage in new hedging transactions.

We have adopted policies designed to manage net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, Chief Credit Officer and others. This committee meets quarterly to review our financial results, develop strategies to optimize margins and to respond to market conditions. The primary goal of our policies is to optimize margins and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

We monitor, manage and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income, all else equal. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest-bearing liabilities at December 31, 2020. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rate floors are included in commercial loans, at fair value and totaled approximately $1.57 billion at December 31, 2020. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,665,292	$16,897	$32,078	$12,504	$84,040
Loans net of deferred loan costs	1,990,276	74,796	269,317	249,462	68,472
Investment securities	569,982	85,216	189,766	221,173	140,027
Interest earning deposits	339,531	—	—	—	—
Total interest earning assets	4,565,081	176,909	491,161	483,139	292,539

Interest-bearing liabilities:
Demand and interest checking	3,389,203	72,037	72,037	—	—
Savings and money market	64,262	128,526	64,262	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	98,314	—
Total interest-bearing liabilities	3,466,908	200,563	136,299	98,314	—
Gap	$1,098,173	$(23,654)	$354,862	$384,825	$292,539
Cumulative gap	$1,098,173	$1,074,519	$1,429,381	$1,814,206	$2,106,745
Gap to assets ratio	17%	*	6%	6%	5%
Cumulative gap to assets ratio	17%	17%	23%	29%	34%

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

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations. Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the consolidated balance sheet to those changes. Market Value of Portfolio Equity (“MVPE”) represents the modeled fair value of the net present portfolio value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at December 31, 2020, with the exception of the decrease of 200 basis points in the net interest income scenario, which is discussed in the note below*. While our modeling suggests an increase in market rates of 200 basis points will have a positive impact on margin (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at		Net interest income
	December 31, 2020		December 31, 2020
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$765,072	5.59%	$201,793	1.97%
+100 basis points	745,034	2.83%	194,758	(1.58)%
Flat rate	724,549	—%	197,894	—%
-100 basis points	653,810	(9.76)%	181,262	(8.40)%
-200 basis points	685,033	(5.45)%	161,214	(18.54)%

*The target Fed Funds rate at December 31, 2020 was .25% while the ten year treasury yield was below 1%.; thus, scenarios calculating Present Value of Equity and Net Interest Income at 100 and 200 basis point rate declines must assume negative interest rates. The potential impact of negative rates is difficult or impossible to estimate and the changes shown should be viewed accordingly. While the change in the minus 200 scenario exceeds the guideline, we believe that our bias toward maintaining asset sensitivity is prudent in the long term.

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

Historically, we have used variable rate loans as the principal means of limiting interest rate risk. The Bank’s SBLOC, IBLOC and SBA loans are primarily variable rate as are the vast majority of commercial loans held at fair value. Additionally, approximately $1.57 billion of commercial loans held at fair value were at their approximate weighted average rate floors of 4.8% at December 31, 2020. Because these loan rates reached their floors, their previous benefit in higher rate environments at December 31, 2019, is now generally reflected in the flat rate modeling, and in net interest income actually being realized. Model projections for down rate scenarios indicate greater reductions in net interest income compared to the prior year-end. However, these down rate projections would require negative interest rate assumptions which we believe are significantly less reliable than higher rate assumptions. We continue to evaluate market conditions and may change our current interest rate strategy in response to changes in those conditions.

Financial Condition

General. Our total assets at December 31, 2020 were $6.28 billion, of which our total loans and commercial loans held at fair value from continuing operations were $4.46 billion and investment securities available-for-sale were $1.21 billion. At December 31, 2019, our total assets were $5.66 billion, of which our total loans and commercial loans held at fair value from continuing operations were $3.00 billion and investment securities available-for-sale were $1.32 billion. The increase in total assets at December 31, 2020 reflected our decision to hold commercial loans held at fair value which were previously originated for securitization on the balance sheet and loan growth in all major loan categories.

Interest Earning Deposits and Federal Funds Sold. At December 31, 2020, we had a total of $339.5 million of interest earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2019, we had $924.5 million of such balances. The decrease reflected the use of excess cash balances at the Federal Reserve primarily to fund loan originations.

Investment Portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities available-for-sale decreased to $1.21 billion on December 31, 2020, a decrease of $114.5 million, or 8.7%, from a year earlier. The decrease reflected investment security prepayments resulting from Federal Reserve rate reductions in first quarter 2020.

The Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses unrelated to credit losses excluded from earnings and reported in other comprehensive income. Marking an available-for-sale portfolio to market (fair value) results in fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates and market demand for such securities cause the fair value of fixed-rate securities to fluctuate. Debt securities for which we had the positive intent and ability to hold to maturity were classified as held-to-maturity and carried at amortized cost as of December 31, 2019. In March 2020, we transferred the four securities comprising our held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and the transfer was made pursuant to a provision of Accounting Standards Update (“ASU” or “Update”) 2020-04, which sought to maximize management and accounting flexibility as a result of the future phase-out of LIBOR.

The four securities transferred to available-for-sale and their values as of December 31, 2020 were as follows: a trust preferred unrated security issued by an insurance company with a book value of $10.0 million and a fair value of $6.8 million; and three securities supported by diversified portfolios of corporate securities with a book value of $75.0 million and a fair value of $75.1 million.

Under the accounting guidance related to current expected credit loss (“CECL”), changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit losses in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the years ended December 31, 2020 and 2019, we recognized no credit-related losses on our portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2020 and 2019, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale
	December 31, 2020
	Amortized	Fair
	cost	value
U.S. Government agency securities	$44,960	$47,197
Asset-backed securities	238,678	238,361
Tax-exempt obligations of states and political subdivisions	4,042	4,290
Taxable obligations of states and political subdivisions	47,884	52,064
Residential mortgage-backed securities	256,914	266,583
Collateralized mortgage obligation securities	145,260	148,530
Commercial mortgage-backed securities	359,125	367,280
Corporate debt securities	85,043	81,859
	$1,181,906	$1,206,164

	Available-for-sale		Held-to-maturity
	December 31, 2019		December 31, 2019
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$52,415	$52,910	$—	$—
Asset-backed securities	244,751	244,349	—	—
Tax-exempt obligations of states and political subdivisions	5,174	5,318	—	—
Taxable obligations of states and political subdivisions	58,258	60,250	—	—
Residential mortgage-backed securities	335,068	336,596	—	—
Collateralized mortgage obligation securities	221,109	222,727	—	—
Commercial mortgage-backed securities	394,852	398,542	—	—
Corporate debt securities	—	—	84,387	83,002
	$1,311,627	$1,320,692	$84,387	$83,002

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million at December 31, 2020 and $5.3 million at December 31, 2019. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership. The change in balance resulted from differences in FHLB stock, the amount of which is determined by periodic overnight borrowings, as the $40,000 balance of ACBB stock stayed constant.

In 2020 we began pledging loans against our line of credit at the FHLB and had no securities pledged as of December 31, 2020. At December 31 2019, investment securities with a fair value of approximately $262.0 million were pledged against that line.

As of December 31, 2020 the principal balance of the security we owned issued by CRE-1 was $7.3 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $7.3 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at over $35 million, based upon a 2020 post-Covid appraisal. As of December 31, 2020 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 27% excess credit support; thus, losses of 27% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral was appraised in 2017, with certain of those appraisals updated in 2020 at the direction of the special servicer, for an appraised value of approximately $137 million. The remaining principal to be repaid on all securities is approximately $114.2 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 27% credit support within the securitization structure. However, reappraisals for remaining properties could result in further decreases in collateral valuation. While available information indicates that collateral valuation will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 27% credit support.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2020 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$68	2.89%	$7,383	2.23%	$22,661	2.83%	$17,085	2.24%	$47,197
Asset-backed securities *	—	—%	7,233	1.50%	123,697	1.59%	107,431	2.19%	238,361
Tax-exempt obligations of states and political subdivisions **	488	2.55%	2,570	2.99%	1,232	2.30%	—	—%	4,290
Taxable obligations of states and political subdivisions	1,612	2.61%	31,849	3.24%	18,603	3.51%	—	—%	52,064
Residential mortgage-backed securities	—	—%	41,242	2.39%	41,340	2.69%	184,001	1.81%	266,583
Collateralized mortgage obligation securities	—	—%	83	0.31%	11,128	1.69%	137,319	2.05%	148,530
Commercial mortgage-backed securities	—	—%	77,528	2.64%	30,420	1.06%	259,332	3.32%	367,280
Corporate debt securities	—	—%	—	—%	—	—%	81,859	3.51%	81,859
Total	$2,168		$167,888		$249,081		$787,027		$1,206,164
Weighted average yield		2.61%		2.63%		1.97%		2.59%

* The average yields of asset backed securities, which are segregated by amount in Note D to the financial statements, are as follows: collateralized loan obligation securities 2.04%, federally insured student loan securities 1.02%.

** If adjusted to their taxable equivalents, yields would approximate 3.23%, 3.78% and 2.92% for zero to one year, one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

Commercial Loans, at Fair Value. Commercial loans held at fair value are comprised of commercial real estate loans and SBA loans originated for sale or securitization in the secondary market, which are now being held on the balance sheet with no planned future sales or securitizations.The fair value of commercial real estate loans and SBA loans reflects discounted cash flow based on quoted prices for the same or similar loans or other market information. The analysis is performed on an individual loan basis for commercial mortgage loans and a pooled basis for SBA loans. Commercial loans held at fair value increased to $1.81 billion at December 31, 2020 from $1.18 billion at December 31, 2019. The increase resulted from the decision to hold these loans on the balance sheet instead of selling or securitizing them.

Loan Portfolio. We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function. SBLOC, IBLOC and other consumer loans, small business loans (“SBL”) and leases each have their own loan committee. The Chief Executive Officer and Chief Credit Officer serve on all loan committees. Each committee also includes lenders from that particular type of specialty lending. The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy. Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution. The following table summarizes our loan portfolio, excluding loans at fair value, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016

SBL non-real estate	$255,318	$84,579	$76,340	$70,379	$73,488
SBL commercial mortgage	300,817	218,110	165,406	142,086	126,159
SBL construction	20,273	45,310	21,636	16,740	8,826
Small business loans *	576,408	347,999	263,382	229,205	208,473
Direct lease financing	462,182	434,460	394,770	375,890	343,941
SBLOC / IBLOC **	1,550,086	1,024,420	785,303	730,462	630,400
Advisor financing ***	48,282	—	—	—	—
Other specialty lending	2,179	3,055	31,836	30,720	11,073
Other consumer loans****	4,247	4,554	16,302	14,133	17,374
	2,643,384	1,814,488	1,491,593	1,380,410	1,211,261
Unamortized loan fees and costs	8,939	9,757	10,383	10,048	9,468
Total loans, net of unamortized loan fees and costs	$2,652,323	$1,824,245	$1,501,976	$1,390,458	$1,220,729

The following table shows SBL loans and SBL loans held at fair value for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016

SBL loans, net of (deferred fees) and costs of $1,536 and $4,215 for December 31, 2020 and December 31, 2019, respectively	$577,944	$352,214	$270,860	$236,724	$215,786
SBL loans included in commercial loans, at fair value	243,562	220,358	199,977	165,177	154,016
Total small business loans	$821,506	$572,572	$470,837	$401,901	$369,802

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of certain SBA loans at the dates indicated (in thousands). A reduction in SBL non-real estate from $293.5 million to $255.3 million in the fourth quarter of 2020 resulted from the commencement of  U.S. treasury repayments of PPP loans which totaled $42.1 million in fourth quarter 2020. At December 31, 2020 PPP loans totaled $167.7 million.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At December 31, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $437.2 million and $144.6 million.

*** In 2020, we began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $663,000 and $882,000 at December 31, 2020 and December 31, 2019, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of December 31, 2020 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA 7a loans (a)	$337,851
Paycheck Protection Program Loans (PPP) (a)	167,749
Commercial mortgage SBA (b)	175,925
Construction SBA (c)	13,610
Unguaranteed portion of U.S. government guaranteed loans (d)	101,500
Non-SBA small business loans (e)	17,896
Total principal	814,531
Unamortized fees and costs	6,975
Total small business loans	$821,506

(a)This is the portion of SBA 7a loans (7a) and PPP which have been guaranteed by the U.S. government, and therefore is assumed to have no credit risk.

(b)Substantially all of these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the bank adheres.

(c)Of the $14 million Construction SBA loans, $11 million are 504 first mortgages with an origination date LTV of 50-60% and $3 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $102 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $18 million of non-SBA loans are mainly comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators and are considered seasoned and have performed as agreed. A $2 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by loan type as of December 31, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels	$66,332	$3,031	$22	$69,385	22%
Full-service restaurants	12,483	1,146	2,840	16,469	5%
Baked goods stores	4,383	—	11,822	16,205	5%
Child day care services	13,791	646	999	15,436	5%
Car washes	10,237	695	169	11,101	5%
Offices of lawyers	9,566	—	—	9,566	3%
Assisted living facilities for the elderly	1,079	8,121	—	9,200	3%
Limited-service restaurants	3,815	566	3,847	8,228	3%
Funeral homes and funeral services	7,714	148	—	7,862	3%
Fitness and recreational sports centers	4,981	553	1,878	7,412	2%
General warehousing and storage	7,371	—	—	7,371	2%
All other amusement and recreation industries	5,017	—	1,178	6,195	2%
Outpatient mental health and substance abuse centers	5,000	—	—	5,000	2%
Gasoline stations with convenience stores	4,438	—	—	4,438	1%
Caterers	3,359	—	147	3,506	1%
Offices of dentists	3,343	—	57	3,400	1%
Other warehousing and storage	3,285	—	—	3,285	1%
New car dealers	3,275	—	—	3,275	1%
Drinking places (alcoholic beverages)	2,187	—	676	2,863	1%
Other**	66,015	263	32,457	98,735	32%
	$237,671	$15,169	$56,092	$308,932	100%

* Of the SBL commercial mortgage and SBL construction loans, $63.3 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2 million are spread over a hundered different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by state as of December 31, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$44,592	$8,121	$7,797	$60,510	$20%
California	36,665	1,146	4,582	42,393	14%
Pennsylvania	29,521	—	3,553	33,074	11%
Illinois	25,269	646	3,076	28,991	9%
North Carolina	21,660	830	2,960	25,450	8%
New York	9,846	3,031	5,293	18,170	6%
Texas	11,921	—	5,309	17,230	6%
Tennessee	10,585	—	835	11,420	4%
New Jersey	4,327	—	7,016	11,343	4%
Virginia	9,322	—	1,788	11,110	4%
Georgia	4,905	—	2,138	7,043	2%
Colorado	2,815	1,247	1,590	5,652	2%
Michigan	3,177	—	1,382	4,559	1%
Ohio	3,023	—	556	3,579	1%
Washington	3,225	—	207	3,432	1%
Other States	16,818	148	8,010	24,976	7%
	$237,671	$15,169	$56,092	$308,932	$100%

* Of the SBL commercial mortgage and SBL construction loans, $63.3 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of December 31, 2020 (in thousands):

Type*	State	SBL commercial mortgage*	SBL construction*	Total
Lawyers office	California	$8,866	$—	$8,866
Hotel	Florida	8,729	—	8,729
General warehouse and storage	Pennsylvania	7,371	—	7,371
Hotel	North Carolina	5,775	—	5,775
Assisted living facility for the elderly	Florida	—	5,201	5,201
Outpatient mental health and substance abuse center	Florida	5,000	—	5,000
Hotel	North Carolina	4,747	—	4,747
Fitness and recreation sports center	Pennsylvania	4,510	—	4,510
Hotel	Pennsylvania	4,172	—	4,172
Hotel	Tennessee	3,785	—	3,786
Total		$52,955	$5,201	$58,156

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans held at fair value, excluding SBA loans, are as follows including LTV at origination as of December 31, 2020 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	161	$1,426,996	76%	4.77%
Hospitality (hotels and lodging)	11	67,807	65%	5.75%
Retail	8	51,559	70%	4.62%
Other	7	25,665	70%	5.22%
	187	$1,572,027	76%	4.82%
Fair value adjustment		(4,778)
Total		$1,567,249

The following table summarizes our commercial real estate loans held at fair value, excluding SBA loans, by state as of December 31, 2020 (in thousands):

	Balance	Origination date LTV
Texas	$418,537	77%
Georgia	214,508	77%
Arizona	122,936	76%
North Carolina	113,706	77%
Ohio	55,619	69%
Alabama	54,689	76%
Other states	592,032	73%
	$1,572,027	76%

The following table summarizes our 15 largest commercial real estate loans held at fair value, excluding SBA loans as of December 31, 2020 (in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$43,689	78%
Texas	38,009	79%
Texas	35,740	80%
Pennsylvania	32,056	77%
Texas	28,936	75%
Nevada	28,400	80%
Texas	26,876	77%
Arizona	26,555	79%
Mississippi	25,743	79%
North Carolina	24,811	77%
Texas	24,667	77%
Texas	23,950	77%
Georgia	22,978	79%
California	22,957	65%
Alabama	22,360	77%
	$427,727	77%

The following table summarizes our institutional banking portfolio by type as of December 31, 2020 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,112,933	70%
Insurance backed lines of credit (IBLOC)	437,153	27%
Advisor financing	48,282	3%
Total	$1,598,368	100%

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

The following table summarizes our top 10 SBLOC loans as of December 31, 2020 (in thousands):

	Principal amount	% Principal to collateral
	$48,850	37%
	17,000	38%
	14,428	31%
	12,369	25%
	11,528	30%
	10,044	42%
	10,000	21%
	9,465	28%
	8,400	35%
	8,233	73%
Total and weighted average	$150,317	35%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us.  We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, seven insurance companies have been approved and, as of August 14, 2020 all were rated Superior (A+ or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of December 31, 2020 (in thousands):

	Principal balance	% Total
Government agencies and public institutions**	$83,588	18%
Construction	76,927	17%
Waste management and remediation services	64,515	14%
Real estate, rental and leasing	52,134	11%
Retail trade	40,856	9%
Health care and social assistance	26,989	6%
Transportation and Warehousing	23,891	5%
Professional, scientific, and technical services	19,783	4%
Manufacturing	16,306	4%
Wholesale trade	16,080	3%
Educational services	9,080	2%
Arts, entertainment, and recreation	5,611	1%
Other	26,422	6%
	$462,182	100%

* Of the total $462 million of direct lease financing, $421 million consisted of vehicle leases with the remaining balance consisting of equipment leases..

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of December 31, 2020 (in thousands):

	Principal balance	% Total
Florida	$94,411	20%
California	35,605	8%
New Jersey	33,326	7%
New York	32,110	7%
Pennsylvania	29,568	6%
North Carolina	25,179	5%
Maryland	23,659	5%
Utah	23,038	5%
Washington	16,219	4%
Connecticut	15,296	3%
Texas	12,940	3%
Missouri	12,740	3%
Georgia	10,777	2%
Alabama	9,655	2%
Idaho	8,877	2%
Other states	78,782	18%
	$462,182	100%

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2020
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$3,575	$194,810	$56,933	$255,318
SBL commercial mortgage	6,743	3,871	290,203	300,817
SBL construction	3,126	488	16,659	20,273
	$13,444	$199,169	$363,795	$576,408

Loans at fixed rates		$167,749	$3,364	$171,113
Loans at variable rates		31,420	360,431	391,851
Total		$199,169	$363,795	$562,964

Allowance for Credit Losses. We review the adequacy of our allowance for credit losses on at least a quarterly basis to determine a provision for credit losses to maintain our allowance at a level we believe is appropriate to recognize current expected credit losses. Our chief credit officer oversees the loan review department, which measures the adequacy of the allowance for credit losses independently of loan production officers. A description of loan review coverage is summarized in Note E to the financial statements which also provides a description of the methodology by which our quarterly provision for credit losses is determined.

The following table presents delinquencies by type of loan for December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$36	$125	$—	$3,693	$3,854	$80,725	$84,579
SBL commercial mortgage	—	1,983	—	1,047	3,030	215,080	218,110
SBL construction	—	—	—	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	—	7,964	426,496	434,460
SBLOC / IBLOC	290	75	—	—	365	1,024,055	1,024,420
Other specialty lending	—	—	—	—	—	3,055	3,055
Consumer - other	—	—	—	—	—	1,137	1,137
Consumer - home equity	—	—	—	345	345	3,072	3,417
Unamortized loan fees and costs	—	—	—	—	—	9,757	9,757
	$2,334	$4,875	$3,264	$5,796	$16,269	$1,807,976	$1,824,245

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

The following table presents an allocation of the allowance for credit losses among the types of loans or leases in our portfolio at December 31, 2020, 2019, 2018, 2017 and 2016 (in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,060	9.66%	$4,985	4.66%	$4,636	5.11%
SBL commercial mortgage	3,315	11.38%	1,472	12.02%	941	11.07%
SBL construction	328	0.77%	432	2.50%	250	1.45%
Direct lease financing	6,043	17.48%	2,426	23.94%	2,025	26.60%
SBLOC / IBLOC	775	58.64%	553	56.46%	393	52.55%
Advisor financing	362	1.83%	—	—%	—	—%
Other specialty lending	150	0.08%	12	0.17%	60	2.13%
Consumer loans	49	0.16%	40	0.25%	108	1.09%
Unallocated	—	—	318	—	240	—
	$16,082	100.00%	$10,238	100.00%	$8,653	100.00%

	December 31, 2017		December 31, 2016

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$3,145	5.15%	$1,976	6.14%
SBL commercial mortgage	1,120	10.27%	737	10.38%
SBL construction	136	1.21%	76	0.73%
Direct lease financing	1,495	27.33%	1,994	28.53%
SBLOC	365	52.80%	315	51.88%
Other specialty lending	57	2.22%	32	0.91%
Consumer loans	581	1.02%	975	1.43%
Unallocated	197	—	227	—
	$7,096	100.00%	$6,332	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$12	$40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	158	20	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)	1,542	1,306	(243)	2,928	263	362	(20)	(11)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$150	$49	$—	$12,905

Loans:
Ending balance*	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$2,179	$4,247	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$2,179	$3,690	$8,939	$2,639,568

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2019	$4,636	$941	$250	$2,025	$393	$60	$108	$240	$8,653
Charge-offs	(1,362)	—	—	(528)	—	—	(1,103)	—	(2,993)
Recoveries	125	—	—	51	—	—	2	—	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$4,985	$1,472	$432	$2,426	$553	$12	$40	$318	$10,238

Ending balance: Individually evaluated for impairment	$2,961	$136	$36	$—	$—	$—	$9	$—	$3,142

Ending balance: Collectively evaluated for impairment	$2,024	$1,336	$396	$2,426	$553	$12	$31	$318	$7,096

Loans:
Ending balance*	$84,579	$218,110	$45,310	$434,460	$1,024,420	$3,055	$4,554	$9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$4,139	$1,047	$711	$286	$—	$—	$610	$—	$6,793

Ending balance: Collectively evaluated for impairment	$80,440	$217,063	$44,599	$434,174	$1,024,420	$3,055	$3,944	$9,757	$1,817,452

	December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2018	$3,145	$1,120	$136	$1,495	$365	$57	$581	$197	$7,096
Charge-offs	(1,348)	(157)	—	(637)	—	—	(21)	—	(2,163)
Recoveries	57	13	—	64	—	—	1	—	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$4,636	$941	$250	$2,025	$393	$60	$108	$240	$8,653

Ending balance: Individually evaluated for impairment	$2,806	$71	$—	$145	$—	$—	$17	$—	$3,039

Ending balance: Collectively evaluated for impairment	$1,830	$870	$250	$1,880	$393	$60	$91	$240	$5,614

Loans:
Ending balance*	$76,340	$165,406	$21,636	$394,770	$785,303	$31,836	$16,302	$10,383	$1,501,976

Ending balance: Individually evaluated for impairment	$3,716	$458	$—	$871	$—	$—	$1,741	$—	$6,786

Ending balance: Collectively evaluated for impairment	$72,624	$164,948	$21,636	$393,899	$785,303	$31,836	$14,561	$10,383	$1,495,190

	December 31, 2017
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2017	$1,976	$737	$76	$1,994	$315	$32	$975	$227	$6,332
Charge-offs	(1,171)	—	—	(927)	—	—	(109)	—	(2,207)
Recoveries	19	—	—	8	—	—	24	—	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$3,145	$1,120	$136	$1,495	$365	$57	$581	$197	$7,096

Ending balance: Individually evaluated for impairment	$1,689	$225	$—	$—	$—	$—	$—	$—	$1,914

Ending balance: Collectively evaluated for impairment	$1,456	$895	$136	$1,495	$365	$57	$581	$197	$5,182

Loans:
Ending balance*	$70,379	$142,086	$16,740	$375,890	$730,462	$30,720	$14,133	$10,048	$1,390,458

Ending balance: Individually evaluated for impairment	$2,858	$693	$—	$229	$—	$—	$1,695	$—	$5,475

Ending balance: Collectively evaluated for impairment	$67,521	$141,393	$16,740	$375,661	$730,462	$30,720	$12,438	$10,048	$1,384,983

	December 31, 2016
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2016	$844	$408	$48	$1,022	$762	$199	$936	$181	$4,400
Charge-offs	(128)	—	—	(119)	—	—	(1,211)	—	(1,458)
Recoveries	1	—	—	17	—	—	12	—	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$1,976	$737	$76	$1,994	$315	$32	$975	$227	$6,332

Ending balance: Individually evaluated for impairment	$938	$—	$—	$216	$—	$—	$—	$—	$1,154

Ending balance: Collectively evaluated for impairment	$1,038	$737	$76	$1,778	$315	$32	$975	$227	$5,178

Loans:
Ending balance*	$73,488	$126,159	$8,826	$343,941	$630,400	$11,073	$17,374	$9,468	$1,220,729

Ending balance: Individually evaluated for impairment	$2,374	$—	$—	$734	$—	$—	$1,730	$—	$4,838

Ending balance: Collectively evaluated for impairment	$71,114	$126,159	$8,826	$343,207	$630,400	$11,073	$15,644	$9,468	$1,215,891

*The ending balance for loans in the unallocated column represents deferred costs and fees.

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2020	2019

Ratio of the allowance for credit losses to total loans	0.61%	0.56%
Ratio of the allowance for credit losses to non-performing loans (1)	126.39%	113.00%
Ratio of non-performing assets to total assets (1)	0.20%	0.16%
Ratio of net charge-offs to average loans	0.07%	0.12%

(1) Non-performing loans are defined as non-accrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for credit losses to total loans increased to 0.61% at December 31, 2020 compared to 0.56% at December 31, 2019. The higher ratio in 2020 reflected an increase in the allowance which was relatively more than the increase in loan balances. The largest components of the increase in the allowance to $16.1 million at year end 2020 from $10.2 million at year- end 2019 was in direct lease financing and the non-guaranteed portion of SBA loans. SBA loans comprise the vast majority of small business (SBL) loans. The allowance on direct lease financing and SBL commercial mortgage loans increased $3.6 million and $1.8 million, respectively, between those dates. The increase in the direct lease financing allowance reflected increased net charge-offs in 2020. The increase in the SBL commercial mortgage allowance reflected additional allowance allocations on specific loans individually evaluated for an allowance for credit losses. For the year 2020, the largest segment of the loan portfolio continued to be SBLOC and IBLOC which have historically experienced low levels of credit losses as a result of the collateral against these loans. SBLOC are collateralized by marketable securities and IBLOC are collateralized by the cash value of life insurance (see Item 1. “Business-Lending-SBL Loans”). The ratio of the allowance for credit losses to non-performing loans increased to 126.39% at December 31, 2020 from 113.0% over the prior year end, reflecting the increase in the allowance for credit losses which exceeded the relative increase in non-performing loans. Similarly, the ratio of non-performing assets to total assets increased to 0.20% from 0.16%. The ratio of net charge-offs to average loans decreased to 0.07% for 2020 compared to 0.12% for the prior year, reflecting loan growth as net charge-offs were comparable in those years.

Net Charge-Offs. Net charge-offs were comparable in 2020 and 2019, respectively, at $2.9 million in 2020 and $2.8 million, compared to $2.0 million in 2018. In 2020, the majority of net charge-offs were in direct lease financing.

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned, and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a material reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. The following tables summarize our non-performing loans, other real estate owned (“OREO”) and our loans past due 90 days or more still accruing interest.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Non-accrual loans
SBL non-real estate	$3,159	$3,693	$2,590	$1,889	$1,530
SBL commercial mortgage	7,305	1,047	458	693	—
SBL construction	711	711	—	—	—
Direct leasing	751	—	—	—	—
Consumer	301	345	1,468	1,414	1,442
Total non-accrual loans	12,227	5,796	4,516	3,996	2,972

Loans past due 90 days or more and still accruing	497	3,264	954	227	661
Total non-performing loans	12,724	9,060	5,470	4,223	3,633
Other real estate owned	—	—	—	450	104
Total non-performing assets	$12,724	$9,060	$5,470	$4,673	$3,737

The loans that were modified for the years ended December 31, 2020 and 2019 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$911	$911	8	$1,309	$1,309
Direct lease financing	1	251	251	1	286	286
Consumer	2	469	469	2	489	489
Total	11	$1,631	$1,631	11	$2,084	$2,084

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$16	$895	$—	$51	$1,258
Direct lease financing	—	251	—	—	286	—
Consumer	—	—	469	—	—	489
Total	$—	$267	$1,364	$—	$337	$1,747

We had no commitments to extend credit to loans classified as troubled debt restructurings as of December 31, 2020.

The Company had three troubled debt restructured loans that had been restructured within the last 12 months that have subsequently defaulted. The largest was for a single borrower who came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave the Company permission to sell the vehicles which were transferred to other assets as of June 30, 2020. Subsequent vehicle sales have repaid substantially all of the balance which has been reduced to $57,000.

The following table summarizes the other two loans that were restructured within the 12 months ended December 31, 2020 that have subsequently defaulted (in thousands).

	December 31, 2020
	Number	Pre-modification recorded investment
SBL non-real estate	2	$689
Total	2	$689

Please see “Investment in Unconsolidated Entity” below for discussion of a large restructured loan which is accounted for at fair value.

The following table provides information about loans individually evaluated for credit loss at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$335	$2,717	$—	$277	$5
SBL commercial mortgage	76	76	—	15	—
SBL construction	—	—	—	284	—
Direct lease financing	286	286	—	362	11
Consumer - home equity	489	489	—	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	—
SBL construction	711	711	(36)	284	—
Direct lease financing	—	—	—	244	—
Consumer - home equity	121	121	(9)	344	—
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	—
SBL construction	711	711	(36)	568	—
Direct lease financing	286	286	—	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$6,793	$9,742	$(3,142)	$7,457	$55

We had $12.2 million of non-accrual loans at December 31, 2020, compared to $5.8 million of non-accrual loans at December 31, 2019. The $6.4 million increase reflected $15.1 million of loans placed on non-accrual status, partially offset by $1.8 million of charge-offs and $6.9 million of loan payments. Loans past due 90 days or more still accruing interest amounted to

$497,000 and $3.3 million at December 31, 2020 and December 31, 2019, respectively. The $2.8 million decrease reflected $1.9 million of additions, partially offset by $1.7 million of loan payments, $1.0 million of charge-offs, $1.0 million of transfers to repossessed assets and $1.0 million of transfers to non-accrual. We had no OREO in continuing operations at December 31, 2020 and December 31, 2019 and no activity during the year.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans at fair value Decemer 31, 2019 (in thousands). In 2020 loans accordingly classified were segregated by year of origination and are shown in Note E to the financial statements.

	December 31, 2019
	Pass	Special mention	Substandard	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$76,108	$3,045	$4,430	$—	$996	$84,579
SBL commercial mortgage	208,809	2,249	5,577	—	1,475	218,110
SBL construction	44,599	—	711	—	—	45,310
Direct lease financing	420,289	—	8,792	—	5,379	434,460
SBLOC / IBLOC	942,858	—	—	—	81,562	1,024,420
Other specialty lending	3,055	—	—	—	—	3,055
Consumer	2,545	—	345	—	1,664	4,554
Unamortized loan fees and costs	—	—	—	—	9,757	9,757
	$1,698,263	$5,294	$19,855	$—	$100,833	$1,824,245

  *For information on targeted loan review thresholds see Note E to the financial statements

Investment in Unconsolidated Entity. On December 30, 2014, the Bank sold a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. At December 31, 2020, a balance of $31.3 million remained on the consolidated balance sheet, representing the remaining balances of these notes.   Interest is not being accrued on this investment and changes in its value, determined by discounting estimated future cash flows, are recorded in the income statement under “change in value of investment in unconsolidated entity”. In 2020, there was a $45,000 net decrease in value, compared to no net decrease in value in 2019. A $30.0 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and $13.0 million loan which is included in commercial loans, at fair value. The underlying collateral consists of a multi-tenant shopping center and the loan value had been previously written down as a result of a decreased occupancy rate. By December 31, 2020 the center had been substantially all leased and previous write-downs had been reversed. On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: LIBOR plus 2% in year one, increasing 0.5% each year until the fourth year when the rate will be LIBOR plus 3.5% which will also be the rate for a one year extension, if exercised. The loan is performing in accordance with those restructured terms.

Assets Held-for-Sale from Discontinued Operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $113.6 million at December 31, 2020 and were comprised of $91.3 million of net loans and $22.3 million of other real estate owned. The balance of other real estate owned includes a Florida mall, which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in June 2020 for $17.5 million. At December 31, 2019, discontinued assets of $140.7 million were comprised of $115.9 million of net loans and $24.8 million of other real estate owned. We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid and debit card and demand, savings and money market accounts. The majority of deposit balances are comprised of accounts generated by third parties. At December 31, 2020, we had total deposits of $5.46 billion compared to $5.05 billion at December 31, 2019, which reflected an increase of $410.0 million, or 8.1%, between 2020 and 2019. The increase in deposits reflects growth in prepaid and debit card accounts and daily balance variances. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Prepaid accounts include general purpose reloadable, debit, medical spending, payroll, gift, commercial, incentive plan and other accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$4,864,236	0.23%	$3,817,176	0.80%	$3,499,288	0.66%
Savings and money market	291,204	0.15%	37,671	0.48%	362,267	0.79%
Time	79,439	1.87%	170,438	2.09%	—	—
Total deposits	$5,234,879	0.25%	$4,025,285	0.85%	$3,861,555	0.67%

  * Non-interest-bearing demand accounts are not paid interest. The rate shown reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-Term Borrowings. We had no outstanding advances from the FHLB or Federal Reserve at December 31, 2020 on our lines of credit with them. We discuss these lines in “Liquidity and Capital Resources”. We had no outstanding amounts borrowed on the Bank’s lines of credit at December 31, 2020. We do not have any policy prohibiting us from incurring debt. Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$82	$93
Average during the year	49	90	173
Maximum month-end balance	82	93	223
Weighted average rate during the year	—%	—%	—%
Rate at December 31	—%	—%	—%

	As of or for the year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	27,322	129,031	20,346
Maximum month-end balance	140,000	300,000	100,000
Weighted average rate during the year	0.72%	2.43%	2.22%
Rate at December 31	0.25%	1.50%	2.35%

We do not have any policy prohibiting us from incurring debt. We have issued senior debt at the holding company, which may be used for various corporate purposes including stock repurchases, or in the future for common stock dividends, although we historically have not paid such dividends. Those funds may also be downstreamed to the Bank, where for purposes of the Bank only, they would constitute tier one capital. Additionally, we have issued subordinated debentures which are grandfathered to also constitute tier one capital, but only at the Bank level. Those instruments are described below.

Senior debt. On August 13, 2020, we issued $100.0 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are our direct, unsecured and unsubordinated obligations and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. When these instruments mature in 2025, in lieu of repayment from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Subordinated debentures. As of December 31, 2020, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as (“the Trusts”). In each case, we own all the common securities of the Trusts. These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.

Long-term Borrowings. At December 31, 2020 and 2019, we had long term borrowings of $40.3 million and $41.0 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting.

Shareholders’ Equity. At December 31, 2020, we had $581.2 million in shareholders’ equity compared to $484.5 million at the prior year end. The increase primarily reflected 2020 net income. The increase also reflected the increase in the market value of securities resulting from the decrease in longer term interest rates.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2020, were our unused commitments to extend credit, which were approximately $2.16 billion, and standby letters of credit, which were approximately $1.8 million, at December 31, 2020. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of the line is generally based upon the value of the collateral, and not expected usage. The majority of these available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. Since we expect that many of the commitments or letters of credit we issue will not be fully drawn upon, the total commitment or letter of credit amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We base the amount of collateral we obtain when we extend credit on our credit evaluation of the customer. SBLOC commitments are limited to a percentage of the collateral value, which varies for equities and fixed income securities. For IBLOC, the commitment may as high as the cash value of the applicable insurance policy. Collateral for other loan commitments varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2020 (in thousands):

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$13,224	$3,353	$5,466	$4,381	$24
Loan commitments	2,163,331	20,107	181,250	2,427	1,959,547
Subordinated debentures	13,401	—	—	—	13,401
Interest expense on subordinated
debentures (1)	9,015	524	1,048	1,048	6,395
Standby letters of credit	1,829	1,829	—	—	—
Total	$2,200,800	$25,813	$187,764	$7,856	$1,979,367

(1) Presentation assumes a weighted average interest rate of 4.03%

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 25, to the consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2021 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note B to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Direct Financing Leases and Small Business Loans Qualitative Factors

As described in Note E to the consolidated financial statements, Topic 326 requires the Company to estimate an allowance for credit losses for the remaining estimated life of a financial asset. The allowance for credit losses represents management’s estimate of expected credit losses in the Company’s lease and loan portfolio, which is segmented into different pools based on shared risk characteristics. As of December 31, 2020, the allowance for credit losses was $16.1 million, of which $14.7 million relates to direct financing leases and small business loans held at amortized cost. Management estimates the allowance for credit losses using a combination of relevant available historical lease and loan performance information and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated lifetime of leases and loans. Qualitative adjustments to historical loss information are made for differences in current risk characteristics such as changes in international, national, regional, and local economic and business conditions, changes in the value of underlying collateral, changes in credit concentrations, and changes in the volume and severity of past due leases and loans. We identified the qualitative factors used in the allowance for credit losses for the Company’s direct financing leases and small business loans held at amortized cost as a critical audit matter.

The principal consideration for our determination that the qualitative factors used in the allowance for credit losses for the Company’s direct financing leases and small business loans held at amortized cost are a critical audit matter is that the qualitative factors require management to make significant judgements to address the risk of credit loss that is not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. These significant management judgments and estimates are subject to estimation uncertainty and require a high degree of auditor subjectivity in evaluating the reasonableness of management’s judgments and estimates when auditing the identification and application of qualitative factors.

Our audit procedures related to the qualitative factors used in the allowance for credit losses for the Company’s direct financing leases and small business loans held at amortized cost included the following procedures, among others:

•We tested the design and operating effectiveness of management’s review control over the allowance for credit losses, which included the identification and application of qualitative factors.

•We evaluated the reasonableness of the qualitative factors applied by management for the impact of changes in international, national, regional, and local economic and business conditions, changes in the value of underlying collateral, changes in credit concentrations, and changes in the volume and severity of past due leases and loans on the allowance for credit losses for the Company’s direct financing leases and small business loans held at amortized cost.

Valuation of Commercial Real Estate Loans, at fair value

As described in Note Q to the consolidated financial statements, as of December 31, 2020, the Company held $1,532 million in commercial real estate loans, at fair value. The Company elected the fair value option at origination for commercial real estate loans and, accordingly, remeasures the fair value of these loans at each reporting date. The fair values are determined by management or their specialist using discounted cash flow analyses whereby contractual cash flows are measured at their net present value using market discount rates. The discount rate is adjusted for indicators of borrower-specific credit quality, where applicable. We identified the fair value of the commercial real estate loans as a critical audit matter.

The principal consideration for our determination that the fair value of the commercial real estate loans is a critical audit matter is that the fair value determination relies on the substantial use of management judgements and estimates and required the assistance of those with specialized skill and knowledge to audit those complex judgements and estimates.

Our audit procedures related to the fair value of the commercial real estate loans included the following procedures, among others:

•We tested the design and operating effectiveness of management’s controls relating to the fair value of the commercial real estate loans, including controls related to evaluating borrower-specific indicators of credit quality and the appropriateness of the discount rates.

•We inspected a sample of loan files and analyzed the information therein regarding the borrower’s credit quality.

•With the assistance of professionals with specialized skills and knowledge, we developed an independent expectation of fair value as a range for the commercial real estate loans and compared it to management’s estimate.

Valuation of Level 3 Investments in Commercial Mortgage-Backed Securities Available for Sale, at fair value

As described in Note Q to the consolidated financial statements, as of December 31, 2020, the Company held $97.1 million of investments in commercial mortgage-backed securities available-for-sale (“CMBS investments”), for which the fair value measurement was determined using primarily unobservable (Level 3) inputs. The Company determined the fair values of these CMBS investments using discounted cash flow analyses, whereby forecasts of expected cashflows or the discount rate may be adjusted for inputs such as prepayments, defaults, and loss severities. We identified the valuation of the Level 3 CMBS investments as a critical audit matter.

The principal consideration for our determination that the valuation of the Level 3 CMBS investments is a critical audit matter is that the fair value determination relies on the substantial use of management estimates and required the use of those with specialized skill and knowledge to audit this complex estimate.

Our audit procedures related to the valuation of the Level 3 CMBS investments included the following procedure, among others:

•With the assistance of professionals with specialized skills and knowledge, we developed an independent expectation of fair value as a range for the CMBS investments and compared it to management’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 15, 2021

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,984	$19,928
Interest earning deposits at Federal Reserve Bank	339,531	924,544
Total cash and cash equivalents	345,515	944,472

Investment securities, available-for-sale, at fair value	1,206,164	1,320,692
Investment securities, held-to-maturity (fair value $83,002 at December 31, 2019)	—	84,387
Commercial loans, at fair value (held-for-sale at December 31, 2019)	1,810,812	1,180,546
Loans, net of deferred loan fees and costs	2,652,323	1,824,245
Allowance for credit losses	(16,082)	(10,238)
Loans, net	2,636,241	1,814,007
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	5,342
Premises and equipment, net	17,608	17,538
Accrued interest receivable	20,458	13,619
Intangible assets, net	2,845	2,315
Deferred tax asset, net	9,757	12,538
Investment in unconsolidated entity, at fair value	31,294	39,154
Assets held-for-sale from discontinued operations	113,650	140,657
Other assets	81,129	81,696
Total assets	$6,276,841	$5,656,963

LIABILITIES
Deposits
Demand and interest checking	$5,205,010	$4,402,740
Savings and money market	257,050	174,290
Time deposits	—	475,000
Total deposits	5,462,060	5,052,030

Securities sold under agreements to repurchase	42	82
Senior debt	98,314	—
Subordinated debentures	13,401	13,401
Long-term borrowings	40,277	40,991
Other liabilities	81,583	65,962
Total liabilities	5,695,677	5,172,466

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,650,629 and 56,940,521
shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	57,651	56,941
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	378,218	371,633
Accumulated earnings	128,453	50,742
Accumulated other comprehensive income	17,708	6,047
Total shareholders' equity	581,164	484,497

Total liabilities and shareholders' equity	$6,276,841	$5,656,963

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Interest income
Loans, including fees	$170,960	$127,106	$95,315
Investment securities:
Taxable interest	37,822	42,286	41,993
Tax-exempt interest	115	170	207
Federal funds sold/securities purchased under agreements to resell	—	—	1,708
Interest earning deposits	1,885	10,007	8,737
	210,782	179,569	147,960
Interest expense
Deposits	13,281	34,400	25,946
Short-term borrowings	198	3,131	451
Senior debt	1,913	—	—
Subordinated debentures	524	750	714
	15,916	38,281	27,111
Net interest income	194,866	141,288	120,849
Provision for credit losses	6,352	4,400	3,585
Net interest income after provision for credit losses	188,514	136,888	117,264

Non-interest income
Service fees on deposit accounts	30	75	3,622
ACH, card and other payment processing fees	7,101	9,376	8,653
Prepaid, debit card and related fees	74,465	65,141	54,627
Net realized and unrealized gains (losses) on commercial loans
originated for sale	(3,874)	24,072	20,498
Gain on sale of investment securities	—	—	41
Gain on sale of IRA portfolio	—	—	65,000
Change in value of investment in unconsolidated entity	(45)	—	(3,689)
Leasing related income	3,294	3,243	3,071
Affinity fees	—	—	281
Other	3,646	2,220	1,691
Total non-interest income	84,617	104,127	153,795

Non-interest expense
Salaries and employee benefits	101,737	94,259	79,816
Depreciation and amortization	3,202	3,696	3,997
Rent and related occupancy cost	5,541	6,628	5,474
Data processing expense	4,712	4,894	6,187
Printing and supplies	514	637	906
Audit expense	1,061	1,785	2,002
Legal expense	5,141	5,319	7,845
Amortization of intangible assets	556	1,531	1,531
FDIC Insurance	9,808	7,025	8,819
Software	14,028	12,731	13,304
Insurance	2,818	2,475	2,578
Telecom and IT network communications	1,623	1,493	1,373
Securitization and servicing expense	—	81	117
Consulting	1,361	3,240	3,239
Civil money penalties	—	8,900	(290)
Prepaid relationship exit expense	—	—	672
Lease termination expense	—	908	395
Other	12,745	12,919	13,313
Total non-interest expense	164,847	168,521	151,278
Income from continuing operations before income taxes	108,284	72,494	119,781
Income tax expense	27,688	21,226	32,241
Net income from continuing operations	$80,596	$51,268	$87,540
Discontinued operations
Income (loss) from discontinued operations before income taxes	(3,816)	510	1,491
Income tax expense (benefit)	(3,304)	219	354
Income (loss) from discontinued operations, net of tax	(512)	291	1,137
Net income	$80,084	$51,559	$88,677

Net income per share from continuing operations - basic	$1.40	$0.90	$1.55
Net income (loss) per share from discontinued operations - basic	$(0.01)	$0.01	$0.02
Net income per share - basic	$1.39	$0.91	$1.57

Net income per share from continuing operations - diluted	$1.38	$0.89	$1.53
Net income (loss) per share from discontinued operations - diluted	$(0.01)	$0.01	$0.02
Net income per share - diluted	$1.37	$0.90	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2020	2019	2018

Net income	$80,084	$51,559	$88,677
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	15,969	27,662	(13,223)
Reclassification adjustments for gains included in income	—	—	(41)
Amortization of losses previously held as available-for-sale	5	30	99
Other comprehensive income (loss)	15,974	27,692	(13,165)

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	4,312	7,469	(3,570)
Reclassification adjustments for gains included in income	—	—	(11)
Amortization of losses previously held as available-for-sale	1	8	27
Income tax expense (benefit) related to items of other comprehensive income (loss)	4,313	7,477	(3,554)

Other comprehensive income (loss), net of tax and reclassifications into net income	11,661	20,215	(9,611)
Comprehensive income	$91,745	$71,774	$79,066

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2020, 2019 and 2018
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2017	55,861,150	$55,861	$(866)	$363,196	$(89,485)	$(4,557)	$324,149
Net income	—	—	—	—	88,677	—	88,677
Common stock issued from option exercises,
net of tax benefits	13,390	13	—	107	(9)	—	111
Common stock issued from restricted units,
net of tax benefits	571,548	572	—	(572)	—	—	—
Stock-based compensation	—	—	—	3,450	—	—	3,450
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	—	(9,611)	(9,611)

Balance at December 31, 2018	56,446,088	$56,446	$(866)	$366,181	$(817)	$(14,168)	$406,776
Net income	—	—	—	—	51,559	—	51,559
Common stock issued from option exercises,
net of tax benefits	30,000	30	—	228	—	—	258
Common stock issued from restricted units,
net of tax benefits	464,433	465	—	(465)	—	—	—
Stock-based compensation	—	—	—	5,689	—	—	5,689
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	—	20,215	20,215

Balance at December 31, 2019	56,940,521	$56,941	$(866)	$371,633	$50,742	$6,047	$484,497
Adoption of current expected credit loss accounting, net of tax	—	—	—	—	(2,373)	—	(2,373)
Net income	—	—	—	—	80,084	—	80,084
Common stock issued from option exercises,
net of tax benefits	99,000	99	—	767	—	—	866
Common stock issued from restricted units,
net of tax benefits	611,108	611	—	(611)	—	—	—
Stock-based compensation	—	—	—	6,429	—	—	6,429
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	—	11,661	11,661

Balance at December 31, 2020	57,650,629	$57,651	$(866)	$378,218	$128,453	$17,708	$581,164

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018

Operating activities
Net income from continuing operations	$80,596	$51,268	$87,540
Net (loss) income from discontinued operations, net of tax	(512)	291	1,137
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,758	5,227	5,528
Provision for credit losses	6,352	4,400	3,585
Net amortization of investment securities discounts/premiums	15,825	20,337	15,636
Stock-based compensation expense	6,429	5,689	3,450
Loans originated for sale	(721,590)	(1,795,376)	(866,303)
Sales and payments of commercial loans originated for resale	88,727	1,235,413	638,274
Gain on commercial loans originated for resale	(1,684)	(25,023)	(20,830)
Deferred income tax (benefit) expense	(1,350)	1,607	15,824
Gain on sale of IRA portfolio	—	—	(65,000)
Loss from discontinued operations	668	2,014	3,993
Loss on sale of fixed assets	—	—	15
Fair value adjustment on investment in unconsolidated entity	45	—	3,689
Write-down of other real estate owned	—	—	45
Change in fair value of commercial loans, at fair value	3,567	(963)	979
Change in fair value of derivatives	1,991	1,914	(647)
Gain on sales of investment securities	—	—	(41)
Increase in accrued interest receivable	(6,839)	(866)	(1,853)
Decrease (increase) in other assets	2,350	(10,422)	(8,184)
Change in fair value of discontinued loans held-for-sale	—	—	352
Change in fair value of discontinued assets held-for-sale	—	487	195
Increase in other liabilities	9,489	10,920	8,655
Net cash used in operating activities	(512,178)	(493,083)	(173,961)

Investing activities
Purchase of investment securities available-for-sale	(34,658)	(157,478)	(134,758)
Cash from call of investment securities held-to-maturity	—	—	2,000
Proceeds from sale of investment securities available-for-sale	—	—	3,529
Proceeds from redemptions and prepayments of securities available-for-sale	233,794	173,916	207,703
Net cash paid due to acquisitions, net of cash acquired	(3,920)	—	—
Net decrease in repossessed assets	14,727	—	—
Proceeds from sale of other real estate owned	—	—	405
Net increase in loans	(836,217)	(322,611)	(115,054)
Net decrease in discontinued loans held-for-sale	20,783	49,170	94,371
Proceeds from sale of fixed assets	15	—	—
Purchases of premises and equipment	(3,738)	(2,012)	(2,379)
Change in receivable from investment in unconsolidated entity	48	83	9,570
Return of investment in unconsolidated entity	7,815	20,119	11,511
Decrease in discontinued assets held-for-sale	5,556	5,503	7,570
Net cash (used in) provided by investing activities	(595,795)	(233,310)	84,468

Financing activities
Net increase (decrease) in deposits	410,030	1,116,316	(325,128)
Net decrease in securities sold under agreements to repurchase	(40)	(11)	(124)
Proceeds of senior debt offering	98,160	—	—
Proceeds from the issuance of common stock options	866	258	112
Proceeds from the sale of IRA portfolio	—	—	60,000
Net cash provided by (used in) financing activities	509,016	1,116,563	(265,140)

Net (decrease) increase in cash and cash equivalents	(598,957)	390,170	(354,633)

Cash and cash equivalents, beginning of period	944,472	554,302	908,935

Cash and cash equivalents, end of period	$345,515	$944,472	$554,302

Supplemental disclosure:
Interest paid	$13,310	$37,532	$27,021
Taxes paid	$23,040	$20,683	$12,663
Non-cash investing and financing activities
Investment securities transferred in securitizations	$—	$93,191	$62,076
Transfers of discontinued loans to other real estate owned	$3,780	$5,295	$—
Loan transferred in acquisition	$3,961	$—	$—
Leased vehicles transferred to repossessed assets	$15,327	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (“the Company”) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (“the Bank”) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and loans previously generated for sale into capital markets (“CMBS”), which consisted primarily of multi-family (apartment) loans. In the third quarter of 2020, the Company decided to retain the CMBS loans on its balance sheet and no future securitizations are currently planned. Through the Bank, the Company also provides payment and deposit services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances have been eliminated. Reclassifications have been made to the 2019 and 2018 consolidated financial statements to conform to the 2020 presentation. Specifically, lease vehicles previously classified as inventory or repossessed assets were reclassified from loans, net of deferred fees and costs, to other assets.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for credit losses, the fair value of investment in unconsolidated entity, assets held-for-sale from discontinued operations measured at lower of cost or market, credit deterioration in investment securities, loans measured at fair value and deferred income taxes.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity from date of purchase of three months or less and federal funds sold. The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (“FRB”), the Federal Home Loan Bank (“FHLB”) and other private institutions.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent. The Company also funds cash in ATMs on cruise ships for use by certain of its card account holders, for which insurance is maintained.
3. Investment Securities

Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income. The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If a credit loss is determined, a provision for credit losses is recorded within the consolidated statement of operations. Subsequent improvement in credit may, unlike previous accounting, results in reversal of the credit charge in future periods. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its quarterly review, the Company concluded that an allowance was not required to recognize credit losses in 2020. Under prior accounting rules which analyzed investment securities for other-than- temporary declines in value, the Company did not recognize any other than temporary impairment (“OTTI”) charges in 2019 or 2018, applicable to either available-for-sale or held-to-maturity securities.

4. Loans and Allowance for Credit Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are stated at amortized cost, net of unearned discounts, unearned loan fees and an allowance for credit losses. For loans held for investment at amortized cost, the Company, effective January 1, 2020, began to utilize a current expected credit loss, or CECL, approach to determine the allowance for credit losses. CECL accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Accordingly, CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb current and future expected losses on existing loans that may become uncollectible. The evaluation takes into consideration historical losses by pools of loans with similar risk characteristics and qualitative factors such as portfolio performance and the potential impact of current economic conditions which may affect the borrowers’ ability to pay. The historical loss ratio for each pool is multiplied by its outstanding balance and further multiplied by the estimated remaining average life of each pool. A qualitative factor determined according to the pool’s risk characteristics, is multiplied by the pool’s outstanding principal to comprise the second component of the allowance for credit losses. Additionally, the allowance includes allocations for specific loans which have been individually evaluated for an allowance for credit losses.

A loan is individually evaluated for an allowance for credit losses when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors considered by management in determining the need for individual loan evaluation for a specific allowance include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not evaluated for an allowance for that reason alone. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The determination of the amount of the allowance calculated on individual loans considers either the present value of expected future cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral if the loan is collateral dependent.  An allowance allocation is established for such loans in the amount their carrying value exceeds the present value of future cash flows; or, if collateral dependendent, the amount their carrying value exceeds the collateral’s estimated fair value. The estimated fair values of substantially all of the Company's allowances on individual loans are measured based on the estimated fair value of the loan's collateral, and applicable loans are primarily found in two portfolios.

First, for small business (“SBL”) commercial loans secured by real estate (primarily SBA), estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan is individually evaluated for a potential allowance for credit loss, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations including the age of the most recent appraisal and the condition of the property. Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value.  For SBL commercial and industrial loans secured by non-real estate collateral, such as accounts receivable or inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources may be discounted based on the age of the financial information or the quality of the assets. Amounts guaranteed by the U.S. government are excluded from the Company’s allowance evaluations. Second, for leasing, fair values are determined utilizing authoritative industry sources such as Black Book.

The CECL methodology and the loan analyses performed on individual loans described above comprise the components of the allowance for credit losses. On a quarterly basis, the allowance is adjusted to the total of those components through the provision for credit losses. The allowance for credit losses represents management's estimate of losses inherent in the loan and lease portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans and leases. If the quarterly analysis of those two components exceeds the balance of the allowance for credit losses, the allowance is increased by the provision for credit losses. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The evaluation of the adequacy of the allowance for credit losses includes, among other factors, an analysis of historical loss rates and qualitative judgments, applied to current loan totals over remaining estimated lives. However, actual losses may be higher or lower than historical trends and estimated remaining lives, both of which vary. Actual losses on specified problem loans, may depend upon disposition of collateral for which actual sales prices may differ from appraisals. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Interest income is accrued as earned on a simple interest method. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for credit losses. Interest that had accrued in the current year is reversed from current period income. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Such loans are reported as 90 days delinquent and still accruing. For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

Loans which were originated from continuing operations and previously intended for sale in secondary markets, but which are now being held on the balance sheet as earning assets, are carried at estimated fair value and are excluded from the allowance valuation. Changes in fair value prior to sale, if any, are recognized as unrealized gains or losses on commercial loans originated for sale on the statements of operations. The Company originated and sold or securitized specific commercial mortgage loans in secondary markets through 2019, but in 2020 decided to retain these loans on its balance sheet. No further sales or securitizations are currently planned. These loans are accounted for under the fair value option and amounted to $1.81 billion at December 31, 2020, and $1.18 billion at December 31, 2019. These loans are classified as commercial loans, at fair value.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2020 and 2019, the Company had net capitalized software costs of approximately $5.6 million and $7.5 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheets. The Company recorded related amortization expense of approximately $2.4 million, $2.3 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

8. Share-Based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. The fair value of the option or restricted stock unit (“RSU”) is generally measured on the grant date with compensation expense recognized over the service period, which is usually the stated vesting period. For options subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for credit losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. The Company had no other real estate owned in continuing operations at December 31, 2020 and 2019, respectively.

10. Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $1.3 million, $782,000 and $423,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising and marketing expense is reflected under “other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$80,596	57,474,612	$1.40
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	(0.02)
Diluted earnings per share
Net income available to common shareholders	$80,596	58,411,222	$1.38

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss	$(512)	57,474,612	$(0.01)
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	—
Diluted loss per share
Net loss	$(512)	58,411,222	$(0.01)

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$80,084	57,474,612	$1.39
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	(0.02)
Diluted earnings per share
Net income available to common shareholders	$80,084	58,411,222	$1.37

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at December 31, 2020 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 105,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$51,268	56,765,635	$0.90
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	(0.01)
Diluted earnings per share
Net income available to common shareholders	$51,268	57,338,985	$0.89

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$291	56,765,635	$0.01
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	—
Diluted earnings per share
Net income available to common shareholders	$291	57,338,985	$0.01

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$51,559	56,765,635	$0.91
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	(0.01)
Diluted earnings per share
Net income available to common shareholders	$51,559	57,338,985	$0.90

Stock options for 971,604 shares, exercisable at prices between $6.75 and $9.58 per share, were outstanding at December 31, 2019 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 340,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share from continuing operations
Net earnings available to common shareholders	$87,540	56,343,845	$1.55
Effect of dilutive securities
Common stock options and restricted stock units	—	724,461	(0.02)
Diluted income per share
Net earnings available to common shareholders	$87,540	57,068,306	$1.53

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share from discontinued operations
Net earnings available to common shareholders	$1,137	56,343,845	$0.02
Effect of dilutive securities
Common stock options and restricted stock units	—	724,461	—
Diluted income per share
Net earnings available to common shareholders	$1,137	57,068,306	$0.02

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share
Net earnings available to common shareholders	$88,677	56,343,845	$1.57
Effect of dilutive securities
Common stock options and restricted stock units	—	724,461	(0.02)
Diluted income per share
Net earnings available to common shareholders	$88,677	57,068,306	$1.55

Stock options for 1,160,000 shares, exercisable at prices between $6.75 and $9.84 per share, were outstanding at December 31, 2018, and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price.

12. Restrictions on Cash and Due from Banks

Historically, the Bank has been required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB. As a result of the pandemic, the requirement for such reserves has been at least temporarily suspended. Accordingly, the amounts of those required reserves at December 31, 2020 and 2019 were approximately zero and $314.7 million, respectively.

13. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition. The software was being amortized over eight years, having ended in October 2020. Amortization expense was $217,000 per year. The gross carrying value of the software is $1.8 million, and as of December 31, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.8 million and $1.7 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10-year period. Amortization expense is $340,000 per year ($1.7 million over the next five years). The gross carrying value is $3.4 million and, as of December 31, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.6 million and $1.2 million. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million allocated as follows: $3.9 million extinguishment of debt, $3.1 million investment in subsidiary, $1.1 million to intangibles and $550,000 primarily comprised of  fair value adjustments to the lease receivables and inventory. In the acquisition, the Company acquired $9.9 million of lease receivables, $958,000 in automobile inventory and other assets.  The excess of the consideration issued over the book value of the assets acquired was $1.6 million which was comprised of the aforementioned $1.1 million of intangibles  and $550,000 of fair value adjustments.  The fair value of the leases was $453,000 over their book value which is being amortized over the lives of the leases, with the balance of the $550,000 reflecting automobile inventory fair value adjustments. The $1.1 million of intangibles is comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000 . The customer list intangible is being amortized over a 12 year period and accumulated depreciation was $57,000 at December 31, 2020.  Amortization expense is $57,000 per year ($285,000 over the next five years).   The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2020 and 2019 are presented below.

	December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$1,646	$15,411	$13,255
Software intangible	1,817	1,817	1,817	1,658
Goodwill	263	—	—	—
Trade Name	135	—	—	—
Total	$6,308	$3,463	$17,228	$14,913

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2021	$398
2022	398
2023	398
2024	398
2025	398
Thereafter	457
$2,447

14. Prepaid and Debit Card and Related Fees, Card Payment and Automated Clearing House (ACH) Processing Fees

The Company recognizes prepaid and debit card, payment processing and affinity fees in the periods in which they are earned by performance of the related services. The majority of fees the Company earns result from contractual transaction fees paid by third-party sponsors to the Company and monthly service fees. Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis. The Company records this revenue net of costs such as association fees and interchange transaction charges. The Company also earns monthly fees for the use of its cash in payroll card sponsor ATM’s for payroll cardholders. Fees earned by the Company from processing card payments, or from processing automated clearing house (“ACH”) payments or other payments are also determined primarily on a per transaction basis.

15. Derivative Financial Instruments

The Company has utilized derivatives to hedge interest rate risk on fixed rate loans which are accounted for and recorded on the consolidated balance sheets at fair value. Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item, net realized and unrealized gains on commercial loans originated for sale. Related loans are no longer held-for-sale, but continue to be accounted for at their estimated fair value. As the Company is no longer originating fixed rate loans for sale, it is no longer entering into new hedges. The Company has left existing hedges in place to provide interest rate protection against a higher rate environment.

16. Common Stock Repurchase Program

In the fourth quarter of 2020, the Company adopted a common stock repurchase program in which future share repurchases, if made, will reduce the number of shares outstanding. Up to $10.0 million of share purchases in each quarter of 2021 have been authorized and repurchased shares may be reissued for various corporate purposes. The repurchase program may be amended or terminated at any time. As of December 31, 2020, under a different plan, the Company had repurchased 100,000 shares. Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.

17. Long-term Borrowings

The $40.3 million and $41.0 million respectively outstanding for long-term borrowings at December 31, 2020 and 2019, reflected the proceeds from two loans which were sold, in which the Company retained a participating interest that did not qualify for sale accounting.

19. Revenue Recognition

The Company’s revenue streams that are in the scope of Accounting Standards Codification (“ASC”) 606 include prepaid and debit card, card payment, interchange, ACH and deposit processing and other fees.  The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

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

21. Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included in the Company’s consolidated financial statements. ROU assets represent the Company’s right-of-use of an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments pursuant to the Company’s leases. The ROU assets and liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses its incremental borrowing rate. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

2021	$144,520
2022	103,201
2023	71,368
2024	37,117
2025	12,413
2026 and thereafter	1,990
Total undiscounted cash flows	370,609
Residual value *	139,824
Difference between undiscounted cash flows and discounted cash flows	(48,251)
Present value of lease payments recorded as lease receivables	$462,182

*Of the $139,824, $32,176 is not guaranteed by the lessee.

22. Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of Covid-19 pandemic is not known, but its negative impact may exceed the effect of current or future government mitigation efforts, which could impact loan performance. Additionally, under regulatory guidance loans may be granted principal and interest payment deferrals due to financial hardship related to the Covid-19 pandemic without classification as non-accrual, delinquency or troubled debt restructuring, barring other information which would require such classification. The Company has followed the guidance of regulators and is granting such deferrals, but the duration of the crisis is uncertain and additional government actions are unknown. Accordingly, the Company’s future estimates for the provision for credit losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce the Company’s income.

23. Senior Debt

On August 13, 2020, the Company issued $100 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

25. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a CECL approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, which were offset by $2.6 million in the allowance for credit losses and a $569,000 credit to other liabilities. The $569,000 reflected an allowance on unfunded commitments.

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

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-bank Offered Rate (“LIBOR”) reference rate. The interest rates on certain of the Company’s securities, the majority of commercial loans held at fair value and its trust preferred securities outstanding (classified as subordinated debenture on the balance sheet), utilize LIBOR as a reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company is assessing the potential impact of the phase-out of LIBOR and related accounting guidance.

Note C— Subsequent Events

The Company evaluated its December 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the Covid-19 pandemic, economic uncertainties continue and negative financial impact could occur though such potential impact is unknown at this time. Pursuant to a stock repurchase plan described in Note J, the Company repurchased 594,428 common shares in January and February of 2021, at a total cost of $10.0 million and an average price of $16.82 per share.

Note D—Investment Securities

In March 2020, the Company transferred the four securities previously comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize the LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the phase-out of LIBOR. The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$44,960	$2,357	$(120)	$47,197
Asset-backed securities *	238,678	143	(460)	238,361
Tax-exempt obligations of states and political subdivisions	4,042	248	—	4,290
Taxable obligations of states and political subdivisions	47,884	4,180	—	52,064
Residential mortgage-backed securities	256,914	9,765	(96)	266,583
Collateralized mortgage obligation securities	145,260	3,281	(11)	148,530
Commercial mortgage-backed securities	359,125	12,717	(4,562)	367,280
Corporate debt securities	85,043	63	(3,247)	81,859
	$1,181,906	$32,754	$(8,496)	$1,206,164

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$28,013	$38	$(93)	$27,958
Collateralized loan obligation securities	210,665	105	(367)	210,403
	$238,678	$143	$(460)	$238,361

Available-for-sale	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$52,415	$672	$(177)	$52,910
Asset-backed securities *	244,751	132	(534)	244,349
Tax-exempt obligations of states and political subdivisions	5,174	144	—	5,318
Taxable obligations of states and political subdivisions	58,258	1,992	—	60,250
Residential mortgage-backed securities	335,068	2,629	(1,101)	336,596
Collateralized mortgage obligation securities	221,109	1,826	(208)	222,727
Commercial mortgage-backed securities	394,852	3,836	(146)	398,542
	$1,311,627	$11,231	$(2,166)	$1,320,692

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$33,852	$10	$(323)	$33,539
Collateralized loan obligation securities	210,899	122	(211)	210,810
	$244,751	$132	$(534)	$244,349

Held-to-maturity	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$9,219	$—	$(2,067)	$7,152
Other debt securities - pooled	75,168	682	—	75,850
	$84,387	$682	$(2,067)	$83,002

The amortized cost and fair value of the Company’s investment securities at December 31, 2020, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$2,152	$2,168
Due after one year through five years	157,916	167,888
Due after five years through ten years	242,406	249,081
Due after ten years	779,432	787,027
	$1,181,906	$1,206,164

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB and had no securities pledged against that line at December 31, 2020. At December 31, 2019, investment securities with a fair value of approximately $262.0 million, were pledged to the FHLB to collateralize that line of credit.  The Company also pledged the majority of its loans to the FRB for a line of credit with that institution, which it had not used prior to 2020. The amount of loans pledged with both institutions varies and the collateral may be unpledged at any time that advances are not outstanding. In 2020, the Company utilized its line with the FHLB to assist in daily cash management. In 2020, the Company also periodically accessed its line with the FRB, as suggested by that institution, to maximize available funding in light of the economic impact of the Covid-19 pandemic. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. Gross realized gains on sales of securities were $0, $0 and $41,000 for the years ended December 31, 2020, 2019 and 2018, respectively. There were no realized losses on securities sales for the years ended December 31, 2020, 2019 and 2018.

Investment securities fair values are based on a fair market value supplied by a third-party market data provider when available. If not available, prices provided by securities dealers with expertise in the securities being evaluated may also be utilized. When such market information is not available, fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. CECL accounting was adopted in 2020, and requires that an allowance for credit losses be established through a charge to the income statement to recognize credit deterioration. The charge may be reversed should credit improve in the future. Prior accounting required recognition of losses of other-than temporary-impairment, which could not be reversed in future periods. The Company periodically reviews its investment portfolio to determine whether an allowance for credit losses is warranted, based on evaluations of the creditworthiness of the issuers/guarantors, the underlying collateral if applicable and the continuing performance of the securities. The Company did not recognize credit charges in 2020 or any other-than-temporary impairment charges in 2019 and 2018.

Investments in FHLB and Atlantic Central Bankers Bank (“ACBB”) stock are recorded at cost and amounted to $1.4 million at December 31, 2020 and $5.3 million at December 31, 2019. At those dates, ACBB stock amounted to $40,000. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings are repaid, the stock may be redeemed.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2020 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	5	$594	$(2)	$5,322	$(118)	$5,916	$(120)
Asset-backed securities	24	123,447	(337)	29,563	(123)	153,010	(460)
Residential mortgage-backed securities	12	6,221	(35)	6,650	(61)	12,871	(96)
Collateralized mortgage obligation securities	6	2,505	(10)	3,489	(1)	5,994	(11)
Commercial mortgage-backed securities	4	69,486	(4,562)	—	—	69,486	(4,562)
Corporate debt securities	2	—	—	31,796	(3,247)	31,796	(3,247)
Total unrealized loss position
investment securities	53	$202,253	$(4,946)	$76,820	$(3,550)	$279,073	$(8,496)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2019 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	5	$12,214	$(44)	$3,986	$(133)	$16,200	$(177)
Asset-backed securities	28	115,909	(275)	56,427	(260)	172,336	(535)
Residential mortgage-backed securities	64	58,682	(114)	73,311	(987)	131,993	(1,101)
Collateralized mortgage obligation securities	22	37,387	(85)	18,136	(123)	55,523	(208)
Commercial mortgage-backed securities	4	35,095	(129)	3,162	(16)	38,257	(145)
Total unrealized loss position
investment securities	123	$259,287	$(647)	$155,022	$(1,519)	$414,309	$(2,166)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$—	$—	$7,152	$(2,067)	$7,152	$(2,067)
Total unrealized loss position
investment securities	1	$—	$—	$7,152	$(2,067)	$7,152	$(2,067)

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At December 31, 2020, it had a book value of $10.0 million and a fair value of $6.8 million. The Company has evaluated the securities in the above tables as of December 31, 2020 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note E—Loans

The Company has several lending lines of business including small business comprised primarily of SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending. Prior to 2020, the Company also originated loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer classifies these loans as held-for-sale. The Company continues to present these loans at fair value. At December 31, 2020 and 2019, the fair value of these loans was $1.81 billion and $1.18 billion, and the unpaid principal balance was $1.81 billion and $1.17 billion, respectively. Included in the net realized and unrealized gains (losses) on loans originated for sale in the consolidated statement of operations were changes in fair value resulting in an unrealized loss of $3.6 million in 2020, an unrealized gain of $963,000 in 2019 and an unrealized loss of $979,000 in 2018. These amounts include credit related reductions in fair value of $1.0 million, $486,000 and $829,000, respectively, in 2020, 2019 and 2018. Interest earned on loans held at fair value during the period held is recorded in Interest Income – Loans, including fees in the consolidated statements of operations. The Bank also pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has, prior to 2020, not generally been used. However, in light of the impact of the Covid-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At December 31, 2020, $1.70 billion of loans were pledged to the Federal Reserve and $1.25 billion of loans were pledged to the Federal Home Loan Bank. There were no balances against these lines at that date.

In 2019, 2018 and 2017, the Company sponsored the structuring of commercial mortgage loan securitizations and in 2020 decided not to pursue additional securitizations. The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on Commercial Real Estate (“CRE“) securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2, annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated.

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

There were no securitizations in 2020. A summary of securitizations and securities obtained from those securitizations in 2019 and 2018 is as follows:

•In the third quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE6 Trust, securitizing $778.2 million of loans and recording a $14.2 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $51.6 million based upon an initial discount rate of 4.12%.

•In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $11.2 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%.

•In the third quarter of 2018, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE4 Trust, securitizing $341.0 million of loans and recording a $9.0 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $33.7 million based upon an initial discount rate of 4.88%.

•In the first quarter of 2018, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE3 Trust, securitizing $304.3 million of loans and recording an $11.7 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $28.4 based upon an initial discount rate of 5.79%.

In 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans being currently retained total approximately $1.57 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.57 billion comprises the majority of the commercial loans, at fair value on the balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans, at fair value, are as follows (in thousands):

	December 31,	December 31,
	2020	2019

SBL non-real estate	$255,318	$84,579
SBL commercial mortgage	300,817	218,110
SBL construction	20,273	45,310
Small business loans *	576,408	347,999
Direct lease financing	462,182	434,460
SBLOC / IBLOC **	1,550,086	1,024,420
Advisor financing ***	48,282	—
Other specialty lending	2,179	3,055
Other consumer loans ****	4,247	4,554
	2,643,384	1,814,488
Unamortized loan fees and costs	8,939	9,757
Total loans, net of unamortized loan fees and costs	$2,652,323	$1,824,245

	December 31,	December 31,
	2020	2019

SBL loans, net of (deferred fees) and costs of $1,536 and $4,215 for December 31, 2020 and December 31, 2019, respectively	$577,944	$352,214
SBL loans included in commercial loans, at fair value	243,562	220,358
Total small business loans	$821,506	$572,572

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of certain SBA loans at the dates indicated (in thousands). A reduction in SBL non-real estate from $293.5 million to $255.3 million in the fourth quarter of 2020 resulted from the commencement of  U.S. treasury repayments of PPP loans which totaled $42.1 million in fourth quarter 2020. At December 31, 2020, PPP loans totaled $167.7 million.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At Decmber 31, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $437.2 million and $144.6 million.

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

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $663,000 and $882,000 at December 31, 2020 and December 31, 2019, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table provides information about loans individually evaluated for credit loss at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$335	$2,717	$—	$277	$5
SBL commercial mortgage	76	76	—	15	—
SBL construction	—	—	—	284	—
Direct lease financing	286	286	—	362	11
Consumer - home equity	489	489	—	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	—
SBL construction	711	711	(36)	284	—
Direct lease financing	—	—	—	244	—
Consumer - home equity	121	121	(9)	344	—
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	—
SBL construction	711	711	(36)	568	—
Direct lease financing	286	286	—	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$6,793	$9,742	$(3,142)	$7,457	$55

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated (in thousands):

	December 31, 2020			December 31, 2019
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$2,824	$335	$3,159	$3,693
SBL commercial mortgage	5,269	2,036	7,305	1,047
SBL construction	711	—	711	711
Direct leasing	452	299	751	—
Consumer	—	301	301	345
	$9,256	$2,971	$12,227	$5,796

The following table summarizes the Company’s non-accrual loans, loans past due 90 days at December 31, 2020 and 2019, respectively (the Company had no other real estate owned in continuing operations at December 31, 2020 or December 31, 2019):

	December 31,
	2020	2019
	(in thousands)
Non-accrual loans
SBL non-real estate	$3,159	$3,693
SBL commercial mortgage	7,305	1,047
SBL construction	711	711
Direct leasing	751	—
Consumer	301	345
Total non-accrual loans	12,227	5,796

Loans past due 90 days or more and still accruing	497	3,264
Total non-performing loans	12,724	9,060
Total non-performing assets	$12,724	$9,060

The Company had no other real estate owned (“OREO”) in continuing operations at December 31, 2020 and December 31, 2019.

Interest which would have been earned on loans classified as non-accrual at December 31, 2020 and 2019, was $406,000 and $388,000, respectively. No income on non-accrual loans was recognized during 2020 or 2019. In 2020 and 2019, respectively, $890,000 and $870,000 were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of December 31, 2020 and 2019 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$911	$911	8	$1,309	$1,309
Direct lease financing	1	251	251	1	286	286
Consumer	2	469	469	2	489	489
Total	11	$1,631	$1,631	11	$2,084	$2,084

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$16	$895	$—	$51	$1,258
Direct lease financing	—	251	—	—	286	—
Consumer	—	—	469	—	—	489
Total	$—	$267	$1,364	$—	$337	$1,747

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of either December 31, 2020 or 2019.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of December 31, 2020, there were eleven troubled debt restructured loans with a balance of $1.6 million which had specific reserves of $467,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The Company had three troubled debt restructured loans that had been restructured within the last 12 months that have subsequently defaulted. The largest was for a single borrower who came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave the Company permission to sell the vehicles which were transferred to other assets as of June 30, 2020. Subsequent vehicle sales have repaid substantially all of the balance which has been reduced to $57,000.

The following table summarizes the other two loans that were restructured within the 12 months ended December 31, 2020 that have subsequently defaulted (in thousands).

	December 31, 2020
	Number	Pre-modification recorded investment
SBL non-real estate	2	$689
Total	2	$689

The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of December 31, 2020, the Company had $337.9 million of related guaranteed balances, and additionally had $167.7 million of PPP loan balances which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and the Company is generally approving Covid-19 pandemic-related deferrals for principal and interest payments as they are requested by borrowers. Additionally, the Company has, and is, granting such deferrals for certain other loans. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of CARES Act payments, these additional payments are capped at $9,000 per month. Per section 4013 of the CARES Act, accounting and banking regulators have determined that loans with Covid-19 pandemic-related deferrals of principal and interest payments will not, during the deferral period, be classified as delinquent, non-accrual or restructured. Such treatment is temporary and will terminate after the earlier of the end of the national emergency, or December 31, 2021.

Effective January 1, 2020, CECL accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact the Company’s Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the December 31, 2020 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		December 31, 2020
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$4,985	5.89%	$4,765	5.63%	$5,060	1.98%
SBL commercial mortgage	1,472	0.67%	2,009	0.92%	3,315	1.10%
SBL construction	432	0.95%	571	1.26%	328	1.62%
Direct lease financing	2,426	0.56%	4,788	1.10%	6,043	1.31%
SBLOC	440	0.05%	440	0.05%	557	0.05%
IBLOC	113	0.08%	72	0.05%	218	0.05%
Advisor financing	—	—%	—	—%	362	0.75%
Other specialty lending (1)	12	0.39%	170	5.56%	150	6.88%
Consumer - other	40	0.88%	60	1.32%	49	1.15%
Unallocated	318		—		—
	$10,238	0.56%	$12,875	0.71%	$16,082	0.61%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	—		569		795
Total allowance for credit losses	$10,238		$13,444		$16,877

(1)Included in other specialty lending are $35.4 million of SBA loans purchased for CRA purposes as of December 31, 2020. These loans are classified as SBL in the Company’s loan tables.

Management estimates the allowance using relevant available internal and external historical loan performance information, current economic conditions and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the audit committee for their review. The allowance for credit losses includes reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Expected credit losses for such collateral dependent loans are based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs as appropriate.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. A historical loss rate is calculated for each product type, except SBLOC and IBLOC, based upon historical net charge-offs for that product. The loss rate is determined by classifying charge-off losses according to the year the related loans were originated, which is referred to as vintage analysis. The loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. Additionally, for all loan pools the Company adds to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors adjust for asset specific differences between historical loss experience and the current portfolio for each pool. The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. A similar process is employed to calculate an allowance assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That allowance is recorded in other liabilities. The model also includes qualitative factors which may increase or decrease the allowance compared to historical loss rates. However, expected losses provided for in the allowance are primarily based on applying historical loss rates over the estimated remaining lives of the loans. Even though portions of the allowance may be allocated to loans that have been individually measured for credit deterioration, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the Covid-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate in 2020. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves. The Company’s charge-offs have been non-existent for SBLOC and IBLOC. Further, the charge-off history for SBL and leasing do not correlate with economic conditions. Given the continuing economic weakness, the economic qualitative component for the non-guaranteed portion of SBA 7a loans, was increased to moderate high. While specific or groups of economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans and leasing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history was the primary quantitative element in the forecasts.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2020 is as follows (in thousands):

As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$169,598	$—	$—	$—	$—	$—	$—	$169,598
Pass	10,775	10,943	12,002	5,454	7,153	9,964	—	56,291
Special mention	—	—	731	—	499	767	—	1,997
Substandard	—	—	20	1,489	1,347	1,491	—	4,347
Total SBL non-real estate	180,373	10,943	12,753	6,943	8,999	12,222	—	232,233

SBL commercial mortgage
Non-rated	20,185	2,758	—	—	—	—	—	22,943
Pass	26,971	76,975	46,099	39,219	32,505	35,298	—	257,067
Special mention	—	1,852	—	—	—	257	—	2,109
Substandard	—	—	—	—	77	7,605	—	7,682
Total SBL commercial mortgage	47,156	81,585	46,099	39,219	32,582	43,160	—	289,801

SBL construction
Non-rated	821	—	—	—	—	—	—	821
Pass	6,769	1,146	11,081	—	—	—	—	18,996
Substandard	—	—	—	—	711	—	—	711
Total SBL construction	7,590	1,146	11,081	—	711	—	—	20,528

Direct lease financing
Non-rated	23,273	2,888	2,189	1,093	447	7	—	29,897
Pass	249,946	90,156	53,638	23,944	9,091	1,106	—	427,881
Substandard	3,536	45	97	152	536	38	—	4,404
Total direct lease financing	276,755	93,089	55,924	25,189	10,074	1,151	—	462,182

SBLOC
Non-rated	—	—	—	—	—	—	8,099	8,099
Pass	—	—	—	—	—	—	1,109,161	1,109,161
Total SBLOC	—	—	—	—	—	—	1,117,260	1,117,260

IBLOC
Non-rated	—	—	—	—	—	—	132,777	132,777
Pass	—	—	—	—	—	—	304,376	304,376
Total IBLOC	—	—	—	—	—	—	437,153	437,153

Other specialty
Non-rated	2,691	—	—	—	—	—	—	2,691
Pass	376	3,569	6,225	7,320	7,228	12,555	—	37,273
Total other specialty	3,067	3,569	6,225	7,320	7,228	12,555	—	39,964

Advisor financing
Non-rated	23,014	—	—	—	—	—	—	23,014
Pass	25,941	—	—	—	—	—	—	25,941
Total advisor financing	48,955	—	—	—	—	—	—	48,955

Consumer
Non-rated	933	—	—	14	—	1,558	—	2,505
Pass	—	—	—	—	—	1,441	—	1,441
Substandard	—	—	—	—	—	301	—	301
Total consumer	933	—	—	14	—	3,300	—	4,247
Total *	$564,829	$190,332	$132,082	$78,685	$59,594	$72,388	$1,554,413	$2,652,323

Included in the table above, in the SBL non real estate non-rated total of $169.6 million, were $167.7 million of PPP loans which are government guaranteed.

The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding commercial loans at fair value at December 31, 2019 (in thousands):

	December 31, 2019
	Pass	Special mention	Substandard	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$76,108	$3,045	$4,430	$—	$996	$84,579
SBL commercial mortgage	208,809	2,249	5,577	—	1,475	218,110
SBL construction	44,599	—	711	—	—	45,310
Direct lease financing	420,289	—	8,792	—	5,379	434,460
SBLOC / IBLOC	942,858	—	—	—	81,562	1,024,420
Other specialty lending	3,055	—	—	—	—	3,055
Consumer	2,545	—	345	—	1,664	4,554
Unamortized loan fees and costs	—	—	—	—	9,757	9,757
	$1,698,263	$5,294	$19,855	$—	$100,833	$1,824,245

Included in other specialty lending in the December 31, 2020 table above are $35.4 million of SBA loans purchased for CRA purposes as of December 31, 2020. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

* At December 31, 2020, in excess of 50% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2020 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter. At December 31, 2020, approximately 62% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2020 was 40% with the largest 25% of IBLOCs by commitment to be reviewed annually. A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter. At December 31, 2020, approximately 70% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2020 was 50%. At December 31, 2020, approximately 51% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2020 was 60%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA, or fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and, additionally, any classified loans. At December 31, 2020, over 80% of the non government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2020 was 35%.  At December 31, 2020, approximately 51% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.5 million are reviewed.

Commercial Mortgages, at fair value (Floating Rate) – The targeted review threshold for 2020 was 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2020, approximately 100% of the CMBS floating rate loans on the books more than 90 days had been reviewed.

Commercial Mortgages, at fair value (Fixed Rate) - 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2020, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2020, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or (“HELOC”) – The targeted review threshold for 2020 was 50%.  At December 31, 2020, approximately 57% of the HELOC portfolio had been reviewed.

SBL. Substantially all small business loans consist of SBA loans.  The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program and a temporary program, the Paycheck Protection Program, or (“PPP”), in 2020.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages.  In 2020, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the  Covid-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination.  The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the government guaranteed PPP loans, amounting to $167.7 million, are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on changes in international, national, regional, and local economic and business conditions, changes in the value of underlying collateral, changes in credit concentrations, and changes in the volume and severity of past due loans. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portions of 7a loans and fully guaranteed PPP loans, are not included in the risk pools because they have inherently different risk characteristics because of the U.S. government guarantee.

Direct lease financing. The Company provides lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment.  Leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which Company sells the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term.  A closed-end lease is one for which no such payment is due on lease termination.  In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. The qualitative factors for direct lease financing focus on international, national, regional, and local economic and business conditions, changes in the value of underlying collateral, changes in credit concentrations, and changes in the volume and severity of past due loans.

SBLOC. SBLOC loans are made to individuals, trusts and entities and are secured by a pledge of marketable securities maintained in one or more accounts with respect to which the Company obtains a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower.  The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, which has remained appropriate as losses have not materialized despite the historic declines in the equity markets during 2020, during which there were no losses. Significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of December 31, 2020 was $795,000.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$12	$40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	158	20	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)	1,542	1,306	(243)	2,928	263	362	(20)	(11)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$150	$49	$—	$12,905

Loans:
Ending balance*	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$2,179	$4,247	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$2,179	$3,690	$8,939	$2,639,568

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2019	$4,636	$941	$250	$2,025	$393	$60	$108	$240	$8,653
Charge-offs	(1,362)	—	—	(528)	—	—	(1,103)	—	(2,993)
Recoveries	125	—	—	51	—	—	2	—	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$4,985	$1,472	$432	$2,426	$553	$12	$40	$318	$10,238

Ending balance: Individually evaluated for impairment	$2,961	$136	$36	$—	$—	$—	$9	$—	$3,142

Ending balance: Collectively evaluated for impairment	$2,024	$1,336	$396	$2,426	$553	$12	$31	$318	$7,096

Loans:
Ending balance*	$84,579	$218,110	$45,310	$434,460	$1,024,420	$3,055	$4,554	$9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$4,139	$1,047	$711	$286	$—	$—	$610	$—	$6,793

Ending balance: Collectively evaluated for impairment	$80,440	$217,063	$44,599	$434,174	$1,024,420	$3,055	$3,944	$9,757	$1,817,452

*The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2020 or December 31, 2019.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$36	$125	$—	$3,693	$3,854	$80,725	$84,579
SBL commercial mortgage	—	1,983	—	1,047	3,030	215,080	218,110
SBL construction	—	—	—	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	—	7,964	426,496	434,460
SBLOC / IBLOC	290	75	—	—	365	1,024,055	1,024,420
Other specialty lending	—	—	—	—	—	3,055	3,055
Consumer - other	—	—	—	—	—	1,137	1,137
Consumer - home equity	—	—	—	345	345	3,072	3,417
Unamortized loan fees and costs	—	—	—	—	—	9,757	9,757
	$2,334	$4,875	$3,264	$5,796	$16,269	$1,807,976	$1,824,245

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2020	2019
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	3 to 12 years	55,253	52,172
Leasehold improvements	6 to 10 years	11,225	11,035
		71,646	68,375
Accumulated depreciation		(54,038)	(50,837)
		$17,608	$17,538

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $3.2 million, $3.7 million and $4.0 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31 2020. At December 31, 2019 there were $475.0 million of time deposits outstanding, all of which matured in 2020.

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

The Company holds variable interests in Walnut Street 2014-1 LLC (“WS 2014”), accounted for as a debt instrument for which the Company elected the fair value option. The debt acquired was a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction. The assets within the securitization consisted of loans and loan collateral from the Company’s discontinued loan portfolio. The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014. The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014, and therefore does not consolidate WS 2014. At December 31, 2020, the Company’s investment in WS 2014 was $31.3 million and was classified as an investment in unconsolidated entity in the consolidated balance sheet. The Company’s remaining exposure to loss is equal to the balance of the Company’s interest, or $31.3 million.

The following table shows the total unpaid principal amount of assets held in WS 2014, shown as commercial and other, at December 31, 2020 and 2019 (in thousands). Continuing involvement for WS 2014 includes servicing the loans and holding senior interests or subordinated interests. It also separately shows the Company’s interests in CRE1, CRE2, CRE3, CRE4, CRE5 and CRE6, which represent single securities purchased by the Company in each of the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral.

	December 31, 2020
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs (b)
Commercial and other	$43,982	$—	$43,982	$31,294
Commercial mortgage-backed securities
CRE1 (c)	28,152	—	28,152	7,342
CRE2 (c)	114,205	—	114,205	12,574
CRE3	111,158	—	111,158	17,495
CRE4	157,038	—	157,038	25,575
CRE5	350,569	—	350,569	33,042
CRE6	625,773	—	625,773	51,558

	December 31, 2019
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs
Commercial and other	$56,661	$—	$56,661	$39,154
Commercial mortgage-backed securities
CRE1	52,143	—	52,143	16,794
CRE2	134,216	—	134,216	12,570
CRE3	221,285	—	221,285	19,861
CRE4	296,827	—	296,827	29,612
CRE5	494,567	—	494,567	38,496
CRE6	775,557	—	775,557	51,558

(a) Consists of commercial loans predominantly secured by real estate.

(b) For securities purchased from securitizations which comprise the Company's interest: CRE1 and CRE2 are non-rated and CRE3, CRE4, CRE5 and CRE6 were "A-" rated as of December 31, 2020. CRE1, CRE2, CRE3, CRE4, and CRE5 are valued by discounted cash flow analysis and CRE6 is priced by a pricing service.

(c) As of December 31, 2020 the principal balance of the security the Company owned issued by CRE-1 was $7.3 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $7.3 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel is valued at over $35 million, based upon a post-Covid 2020 appraisal. As of December 31, 2020 the principal balance of the security the Company owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 27% excess credit support; thus, losses of 27% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral was appraised in 2017, with certain of those appraisals updated in 2020 at the direction of the special servicer, for an appraised value of approximately $137 million. The remaining principal to be repaid on all securities is approximately $114.2 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 27% credit support within the securitization structure. However, reappraisals for remaining properties could result in further decreases in collateral valuation. While available information indicates that collateral valuation will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 27% credit support.

Note I—Debt

1.Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $1.03 billion at December 31, 2020, collateralized by loans. Borrowings under this arrangement have a variable interest rate. The Bank also had a $1.31 billion line with the FRB as of that date, also collateralized by loans. As of December 31, 2020, the Bank did not have any borrowings outstanding on these lines. The details of these categories are presented below:

	As of or for the year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	27,322	129,031	20,346
Maximum month-end balance	140,000	300,000	100,000
Weighted average rate during the year	0.72%	2.43%	2.22%
Rate at December 31	0.25%	1.50%	2.35%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$82	$93
Average during the year	49	90	173
Maximum month-end balance	82	93	223
Weighted average rate during the year	—%	—%	—%
Rate at December 31	—%	—%	—%

3. Guaranteed preferred beneficiary interest in the Company’s subordinated debt

As of December 31, 2020, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III. In each case, the Company owns all the common securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.

As of December 31, 2020, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

4. Senior debt

On August 13, 2020, the Company issued $100.0 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

Note J—Shareholders’ Equity

In 2020, the Company adopted a common stock repurchase program in which future share repurchases, if made, will reduce the number of shares outstanding. Up to $10.0 million of share purchases in each quarter of 2021 have been authorized. Repurchased shares may be reissued for various corporate purposes. The repurchase program may be amended or terminated at any time. As of December 31, 2020, under a different plan, the Company had repurchased 100,000 shares. Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2020, 2019 and 2018. The actuarial assumptions as of December 31, 2020, 2019 and 2018 reflected respective discount rates of 1.59%, 2.62% and 3.79% with a monthly benefit of $25,000. Projected payouts for each of the next five years are $300,000 per year and $1.1 million for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2020. The Company’s related expense was $465,000 and $357,000, respectively, for the years ended December 31, 2020 and 2019. The Company reversed $34,000 of expense for the year ended December 31, 2018 based upon changes to actuarial tables. As of December 31, 2020, the Company had accrued $3.3 million for potential future payouts.

Note L—Income Taxes

The Company operates in the United States and is subject to corporate net income taxes for federal and state purposes. Tax expense is computed in total on combined continuing and discontinued operations, then separately for continuing operations which is subtracted from that total. The remainder is shown as tax expense for discontinued operations. The components of income tax expense included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2020	2019	2018
	(in thousands)
Current tax provision
Federal	$21,816	$14,407	$11,038
State	7,222	5,212	5,379
	29,038	19,619	16,417
Deferred tax provision (benefit)
Federal	(966)	1,382	13,926
State	(384)	225	1,898
	(1,350)	1,607	15,824
	$27,688	$21,226	$32,241

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2020, 2019 and 2018, are as follows:

	For the years ended
	December 31,
	2020	2019	2018
	(in thousands)

Computed tax expense at statutory rate	$22,740	$15,224	$25,154
State taxes	5,363	4,140	6,148
Tax-exempt interest income	(517)	(467)	(408)
Meals and entertainment	24	97	80
Civil money penalty	—	1,870	—
Other nondeductible items	254	263	546
Valuation allowance - domestic	587	—	721
Other	(763)	99	—
	$27,688	$21,226	$32,241

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$3,544	$2,150
Non-accrual interest	1,412	867
Deferred compensation	697	692
State taxes	1,695	1,333
Nonqualified stock options	1,954	1,806
Capital loss limitations	4,158	3,579
Tax deductible goodwill	2,134	3,064
Partnership interest, Walnut St basis difference	12,153	12,420
Operating lease liabilities	2,790	—
Fair value adjustment to investments	808	808
Loan charges	3,606	3,434
Other	1,081	1,326
Total gross deferred tax assets	36,032	31,479
Federal and state valuation allowance	(15,457)	(14,869)
Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	6,550	2,237
Discount on Class A notes	92	92
Depreciation	1,671	1,743
Right of use asset	2,505	—
Total deferred tax liabilities	10,818	4,072
Net deferred tax asset	$9,757	$12,538

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. The majority of valuation allowances reversed in 2017 with the remaining valuation allowance reflecting capital losses in Walnut Street. The remaining valuation allowance will likely reverse only to the extent that recoveries exceed any potential future losses in Walnut Street. The federal and state valuation allowance at December 31, 2020 and 2019, respectively, was $15.5 million and $14.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2020	2019	2018
	(in thousands)
Beginning balance at January 1	$338	$338	$338
Decreases in tax provisions for prior years	—	—	—
Gross unrecognized tax benefits at December 31	$338	$338	$338

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2020. The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2017 remain subject to examination by the federal authorities and 2016 and after remain subject to examination by most of the state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

On December 27, 2020, the Consolidated Appropriations Act 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

Note M—Stock-Based Compensation.

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At December 31, 2020, the Company had four active stock-based compensation plans.

In May 2020, the Company adopted an Equity Incentive Plan (“the 2020 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2020 Plan. The option term may not exceed 10 years from the date of the grant.  Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 3,300,000 shares of common stock were reserved for issuance under the 2020 Plan. Restricted stock units may also be granted under the 2020 Plan with conditions similar to those for options.

In May 2018, the Company adopted an Equity Incentive Plan (“the 2018 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan. The option term may not exceed 10 years from the date of the grant.  Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan but none remain. Restricted stock units may also be granted under the 2018 Plan with conditions similar to those for options.

In May 2013, the Company adopted a Stock Option and Equity Plan (“the 2013 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2013 Plan. The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 2,200,000 shares of common stock were originally reserved for issuance under the 2013 Plan but none remain. Restricted stock units may also be granted under the 2013 Plan with conditions similar to those for options.

In May 2011, the Company adopted a Stock Option and Equity Plan (“the 2011 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2011 Plan. The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,400,000 shares of common stock were originally reserved for issuance under the 2011 Plan but none remain.

The Company granted 300,000 stock options with a vesting period of four years during 2020 with a weighted average grant-date fair value of $3.02. The Company granted 65,104 stock options with a vesting period of four years during 2019 with a weighted average grant-date fair value of $3.84. In 2018, the Company did not grant any common stock options. The total common stock options exercised in 2020, 2019 and 2018 were 99,000, 30,000 and 23,125, respectively.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2020	1,311,604	$8.24	3.11	$6,203,523
Granted	300,000	6.87	9.39	2,034,000
Exercised	(99,000)	8.74	—	404,320
Expired	(333,000)	8.94	—	—
Forfeited	(18,000)	9.50	—	—
Outstanding at December 31, 2020	1,161,604	7.62	4.75	7,001,843
Exercisable at December 31, 2020	812,776	$7.84	2.84	$4,719,797

The Company granted 1,531,702 RSUs in 2020 of which 1,387,602 have a vesting period of two years and nine months and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in 2020 had a fair value of $6.87 per unit. The Company granted 930,831 RSUs in 2019 of which 863,331 had a vesting period of three years and 67,500 had a vesting period of one year. At issuance, the 930,831 RSUs granted in 2019 had a fair value of $8.57 per unit. The Company granted 507,792 RSUs in 2018 of which 440,292 had a vesting period of two years and eight months and 67,500 had a vesting period of one year. At issuance, the 507,792 RSUs granted in 2018 had a fair value of $11.07 per unit.

A summary of the Company’s restricted stock units is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2020	1,253,927	$8.87	1.64
Granted	1,531,702	6.87	1.97
Vested	(611,111)	8.66	—
Forfeited	(386,575)	7.65	—
Outstanding at December 31, 2020	1,787,943	$7.49	1.50

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2020, and changes during the year then ended, is presented below:

		Weighted-average
		grant date
	Shares	fair value
Non-Vested at January 1, 2020	140,104	$3.33
Granted	300,000	3.02
Vested	(91,276)	3.06
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2020	348,828	$3.13

There were 710,111 options exercised and restricted stock units vested in 2020, 494,430 options exercised and restricted stock units vested in 2019 and 594,673 options exercised and restricted stock units vested in 2018. The total intrinsic value of the options exercised and stock units vested in 2020, 2019 and 2018 was $7.1 million, $4.4 million and $6.2 million, respectively. The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2020 was $5.7 million.

As of December 31, 2020, there was a total of $9.4 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.8 years. Related compensation expense for the years ended December 31, 2020, 2019 and 2018 was $6.4 million, $5.7 million and $3.4 million respectively and the related tax benefits recognized were $1.4 million, $1.2 million and $724,000, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2020	2019	2018
Risk-free interest rate	0.68%	2.63%	—
Expected dividend yield	—	—	—
Expected volatility	45.2%	41.8%	—
Expected lives (years)	0.1 - 6.3	1.0 - 6.3	—

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2020 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of December 31, 2020 and December 31, 2019, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2020, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features. At December 31, 2020 and 2019, loans to these related parties amounted to $4.7 million and $2.3 million, respectively.

The Bank has periodically purchased securities through J.V.B. Financial Group, LLC (“JVB”), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In 2020, the Company did not purchase any securities from JVB. In 2019, the Company purchased $2.3 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB. Prices for the SBA loans are verified to market rates and no separate commissions or fees are paid to that firm.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.7 million in 2020, $1.1 million in 2019 and $3.0 million in 2018 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities. The Company exited its Philadelphia and one of its New York offices, and has subleased both offices. The lease for its Wilmington, Delaware operations facility and its Crofton, Maryland business leasing office expire in 2025. The lease for its Westmont (suburban Chicago), Illinois SBL office expires in 2026. The occupied New York and Norristown sites are, respectively, loan administration and leasing offices, and the leases will expire in 2024 and 2025, respectively. The Morrisville, North Carolina SBL loan office lease also expires in 2024. The Company also has leases for leasing business development offices in New Jersey and Pennsylvania that expire in 2022, and leases for SBL and leasing business development offices in North Carolina, Utah and Washington state that expire at various times through 2021. The Company’s lease in South Dakota for its prepaid and debit card division, also expires in 2022.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2021	$3,353
2022	2,867
2023	2,599
2024	2,537
2025	1,844
Thereafter	24
$13,224

Rent and related expense for the years ended December 31, 2020, 2019 and 2018 were approximately $4.1 million, $5.0 million and $4.5 million net of sublease rentals of approximately $848,000, $586,300 and $186,300, respectively.

2.Legal Proceedings

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

The Company has received and is responding to two non-public fact-finding inquiries from the SEC, which in each case is seeking to determine if violations of the federal securities laws have occurred. The Company refers to these inquiries collectively as the Securities Exchange Commission (“SEC”) matters. On October 9, 2019, the Company received a subpoena seeking records related generally to The Bancorp Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company.  Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with The Bancorp Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank.  Since inception of these SEC matters to the present, the Company has been cooperating fully with the SEC.  The SEC has not made any findings, or alleged any wrongdoings, with respect to the SEC matters. The costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of the SEC matters.

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. The Bank is vigorously defending this matter and the case is in preliminary stages of discovery. Given the early stages of this matter, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs seek damages in the following amounts: $4,135,142.80 (Barker), $901,088.00 (Kamai) and $2,909,627.20 (McGlynn). The Company intends to vigorously defend these matters. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2020	2019
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,163,331	$2,340,954
Standby letters of credit	1,829	3,512
	$2,165,160	$2,344,466

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that an allowance is not necessary at December 31, 2019. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. All of the standby letters of credit expire in 2021.

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

Note Q—Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities although it sold loans in 2019 and prior years and may do so in the future. For fair value disclosure purposes, the Company utilized the fair value measurement criteria of ASC 820, Fair Value Measurements and Disclosures.

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels in 2020, 2019 and 2018, consisted only of transfers resulting from the availability or non-availability of third party pricing for CRE securities from the Company’s securitizations, see Note E. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the FRB, had recorded values of $345.5 million and $944.5 million at December 31, 2020 and 2019, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices or other observable inputs, if available. If observable inputs are not available, fair values are determined using unobservable (Level 3) inputs that are based on the best information available in the circumstances. For these investment securities, fair values are based on the present value of expected cash flows from principal and interest to maturity, or yield to call as appropriate, at the measurement date.

Commercial loans, at fair value, reflect cash flow analysis based upon pricing for similar loans, or market indications. The analysis is performed on an individual loan basis for commercial mortgage loans and a pooled basis for SBA loans.

Loans, net of deferred loan fees and costs, have an estimated fair value using the present value of future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for borrower-specific credit risk. The carrying value of accrued interest approximates fair value.

FHLB and Atlantic Central Bankers Bank stock are held as required by those respective institutions and are carried at cost. Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas, primarily based upon the level of borrowings. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Investment in unconsolidated entity - On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, WS

2014. For information regarding this transaction see Note H.  The fair value of the notes issued to the Bank by WS 2014 was initially established by the sales price and subsequently marked to fair value based upon discounted cash flow analysis. At December 31, 2020, the cash flows were modeled using a discount rate of 3.93%, based on market indications. A constant default rate on cash flowing loans of 1%, net of recoveries, was utilized. The change in value of investment in unconsolidated entity in the consolidated statements of operations reflects changes in estimated fair value.

Assets held-for-sale from discontinued operations as of December 31, 2020 are held at the lower of cost basis or market value. For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. For December 31, 2019, the fair values of the Company’s loans classified as assets held-for-sale are based on “unobservable inputs” that are based upon available information. For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized. For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

Deposits (comprised of interest and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short term borrowings outstanding at December 31, 2020 or 2019.

Time deposits, when outstanding, senior debt and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.

Long term borrowings resulted from sold loans which did not qualify for true sale accounting. They are presented in the amount of principal of such loans.

Interest rate swaps are either assets or liabilities and have a fair value which is estimated using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and the applicable interest rate index.

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

	December 31, 2020
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$1,206,164	$1,206,164	$—	$1,027,213	$178,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,810,812	1,810,812	—	—	1,810,812
Loans, net of deferred loan fees and costs	2,652,323	2,650,613	—	—	2,650,613
Investment in unconsolidated entity	31,294	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	113,650	—	—	113,650
Interest rate swaps, liability	2,223	2,223	—	2,223	—
Demand and interest checking	5,205,010	5,205,010	—	5,205,010	—
Savings and money market	257,050	257,050	—	257,050	—
Senior debt	98,314	104,111	—	104,111	—
Subordinated debentures	13,401	9,102	—	—	9,102
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2019
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$1,320,692	$1,320,692	$—	$1,203,359	$117,333
Investment securities, held-to-maturity	84,387	83,002	—	75,850	7,152
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	5,342	—	—	5,342
Commercial loans held-for-sale	1,180,546	1,180,546	—	—	1,180,546
Loans, net of deferred loan fees and costs	1,824,245	1,826,154	—	—	1,826,154
Investment in unconsolidated entity	39,154	39,154	—	—	39,154
Assets held-for-sale from discontinued operations	140,657	140,657	—	—	140,657
Interest rate swaps, liability	232	232	—	232	—
Demand and interest checking	4,402,740	4,402,740	—	4,402,740	—
Savings and money market	174,290	174,290	—	174,290	—
Time deposits	475,000	475,000	—	—	475,000
Subordinated debentures	13,401	9,736	—	—	9,736
Securities sold under agreements to repurchase	82	82	82	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$47,197	$—	$47,197	$—
Asset-backed securities	238,361	—	238,361	—
Obligations of states and political subdivisions	56,354	—	56,354	—
Residential mortgage-backed securities	266,583	—	266,583	—
Collateralized mortgage obligation securities	148,530	—	148,530	—
Commercial mortgage-backed securities	367,280	—	270,188	97,092
Corporate debt securities	81,859	—	—	81,859
Total investment securities, available-for-sale	1,206,164	—	1,027,213	178,951
Commercial loans, at fair value	1,810,812	—	—	1,810,812
Investment in unconsolidated entity	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	—	—	113,650
Interest rate swaps, liability	2,223	—	2,223	—
	$3,159,697	$—	$1,024,990	$2,134,707

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$52,910	$—	$52,910	$—
Asset-backed securities	244,349	—	244,349	—
Obligations of states and political subdivisions	65,568	—	65,568	—
Residential mortgage-backed securities	336,596	—	336,596	—
Collateralized mortgage obligation securities	222,727	—	222,727	—
Commercial mortgage-backed securities	398,542	—	281,209	117,333
Total investment securities, available-for-sale	1,320,692	—	1,203,359	117,333
Commercial loans held-for-sale	1,180,546	—	—	1,180,546
Investment in unconsolidated entity	39,154	—	—	39,154
Assets held-for-sale from discontinued operations	140,657	—	—	140,657
Interest rate swaps, liability	232	—	232	—
	$2,680,817	$—	$1,203,127	$1,477,690

The Company’s Level 3 asset activity for the categories shown for the years 2020 and 2019 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		at fair value
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Beginning balance	$117,333	$24,390	$1,180,546	$688,471
Transfers into level 3	—	100,664	—	—
Reclass of held-to-maturity securities to available-for-sale	85,151	—	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—	(1,883)	25,986
Included in other comprehensive gain (loss)	(2,121)	688	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	721,590	1,795,376
Sales	—	—	—	(1,329,287)
Settlements	(21,412)	(8,409)	(89,441)	—
Ending balance	$178,951	$117,333	$1,810,812	$1,180,546

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$—	$—	$(3,567)	$963

There were no transfers between levels in 2020. Transfers between levels in 2019 consisted of transfers into level 3 resulting from the non-availability of third party pricing for CRE securities from the Company’s securitizations, see Note E. There were no transfers out of level 3 in either period.

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Beginning balance	$39,154	$59,273	$140,657	$197,831
Total gains or (losses) (realized/unrealized)
Included in earnings	(45)	—	(3,326)	(487)
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	4,942	2,125
Sales	—	—	(1,482)	(7,136)
Settlements	(7,815)	(20,119)	(26,846)	(49,021)
Charge-offs	—	—	(295)	(2,655)
Ending balance	$31,294	$39,154	$113,650	$140,657

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$(45)	$—	$(2,664)	$(487)

Information related to fair values of level 3 balance sheet categories is as follows.

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2020	Valuation techniques	Unobservable inputs	December 31, 2020	December 31, 2020

Commercial mortgage backed investment
securities available-for-sale (a)	$97,092	Discounted cash flow	Discount rate	3.68-8.30%	4.62%
Insurance liquidating trust preferred security,
available-for-sale (b)	6,765	Discounted cash flow	Discount rate	6.61%	6.61%
Corporate debt securities (c)	75,094	Traders' pricing	Price indications	$100.13	$100.13
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (d)	2,650,613	Discounted cash flow	Discount rate	1.00% - 6.36%	2.82%

Commercial - SBA (e)	243,562	Traders' pricing	Offered quotes	$100.00 - $117.8	$105.60
Commercial - fixed (f)	87,288	Discounted cash flow	Discount rate	5.16-7.32%	6.03%
Commercial - floating (g)	1,479,962	Discounted cash flow	Discount rate	3.96%-9.70%	4.91%
Commercial loans, at fair value	1,810,812

Investment in unconsolidated entity (h)	31,294	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (i)	113,650	Discounted cash flow	Discount rate,	2.55-6.83%	4.15%
			Credit analysis
Subordinated debentures (j)	9,102	Discounted cash flow	Discount rate	6.61%	6.61%

	Fair value at			Range at
Level 3 instruments only	December 31, 2019	Valuation techniques	Unobservable inputs	December 31, 2019

Commercial mortgage backed investment	$117,333	Discounted cash flow	Discount rate	4.05% - 8.18%
securities available-for-sale
Insurance liquidating trust preferred security,	7,152	Discounted cash flow	Discount rate	8.01%
available-for-sale
Federal Home Loan Bank and Atlantic	5,342	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs	1,826,154	Discounted cash flow	Discount rate	3.11% - 6.93%

Commercial - SBA	220,358	Traders' pricing	Offered quotes	$101.6 - $107.9
Commercial - fixed	88,986	Discounted cash flow	Discount rate	4.33% - 7.13%
Commercial - floating	871,202	Discounted cash flow	Discount rate	4.51% - 6.81%
Commercial loans, at fair value	1,180,546

Investment in unconsolidated entity	39,154	Discounted cash flow	Discount rate	5.84%
			Default rate	1.00%
Assets held-for-sale from discontinued operations	140,657	Discounted cash flow	Discount rate,	3.49% -7.58%
			Credit analysis
Subordinated debentures	9,736	Discounted cash flow	Discount rate	8.01%

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the December 31, 2020 table.

a)Commercial mortgage backed investment securities, consisting of Bank issued CRE securities, are valued using discounted cash flow analysis. The discount rates and prepayment rates applied are based upon market observations and actual experience for comparable securities. Appropriate default and loss severity rates are implicit in the discount rates used in the evaluations. Each of the securities has some credit enhancement, or protection from other tranches in the issue, which limit their valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce their value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on these holdings in future periods and impact fair values.

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

d)Loans, net of deferred fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At December 31, 2020, the balance included $167.7 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

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

g)Commercial-floating are floating rate loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Certain non-multi-family loans are fair valued by a third party, based upon discounting at market rates for similar loans.

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

j)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates or the credit of the Company could result in changes in the valuation.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2020 and 2019 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$9,578	$—	$—	$9,578
Intangible assets	2,845	—	—	2,845
	$12,423	$—	$—	$12,423

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$3,651	$—	$—	$3,651
Intangible assets	2,315	—	—	2,315
	$5,966	$—	$—	$5,966

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At December 31, 2020, principal on loans individually evaluated for an allowance for credit losses and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $9.6 million. To arrive at that fair value, related loan principal of $12.8 million was reduced by specific allowances of $3.2 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2020, were troubled debt restructured loans with a balance of $1.6 million which had specific allowances of $467,000. At December 31, 2019, principal on loans individually evaluated for an allowance for credit losses and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $3.7 million. To arrive at that fair value, related loan principal of $6.8 million was reduced by specific allowances of $3.1 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2019, were troubled debt restructured loans with a balance of $2.1 million which had specific allowances of $1.0 million. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. There was no other real estate owned in continuing operations at either December 31, 2020 or 2019.

Note R –Derivatives

The Company has utilized derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of December 31, 2020, the Company had entered into six interest rate swap agreements with an aggregate notional amount of $37.8 million. Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR. The Company recorded a loss of $2.0 million, a loss of $1.9 million and income of $647,000 for the years ended December 31, 2020 and 2019 and 2018, respectively, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under net realized and unrealized gains (losses) on loans originated for sale and now held at fair value. At December 31, 2020, the amount payable by the Company under these swap agreements was $2.2 million. At December 31, 2020 and 2019, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.8 million and $1.3 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2020 are summarized below (in thousands):

	December 31, 2020
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	0.22%	(56)
December 23, 2025	6,800	2.16%	0.24%	(583)
December 24, 2025	8,200	2.17%	0.24%	(710)
January 28, 2026	3,000	1.87%	0.22%	(217)
July 20, 2026	6,300	1.44%	0.22%	(331)
December 12, 2026	3,200	2.26%	0.22%	(326)
Total	$37,800			$(2,223)

The $2.2 million fair value loss position of the outstanding derivatives at December 31, 2020 as detailed in the above table, was recorded in other liabilities on the consolidated balance sheet.

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
	(dollars in thousands)
As of December 31, 2020
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$577,092	14.84%	$311,045	>=8.00	N/A	N/A
The Bancorp Bank	571,220	14.68%	311,148	8.00	388,935	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	561,010	14.43%	233,284	>=6.00	N/A	N/A
The Bancorp Bank	555,138	14.27%	233,361	6.00	311,148	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	561,010	9.20%	243,941	>=4.00	N/A	N/A
The Bancorp Bank	555,138	9.11%	243,843	4.00	304,804	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	561,010	14.43%	155,523	>=4.00	N/A	N/A
The Bancorp Bank	555,138	14.27%	175,021	4.50	252,808	>= 6.50%

As of December 31, 2019
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$486,372	19.45%	$200,074	>=8.00	N/A	N/A
The Bancorp Bank	478,033	19.11%	200,068	8.00	250,085	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	476,134	19.04%	150,055	>=6.00	N/A	N/A
The Bancorp Bank	467,796	18.71%	150,051	6.00	200,068	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	476,134	9.63%	197,837	>=4.00	N/A	N/A
The Bancorp Bank	467,796	9.46%	197,831	4.00	247,289	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	476,134	19.04%	100,037	>=4.00	N/A	N/A
The Bancorp Bank	467,796	18.71%	112,538	4.50	162,555	>= 6.50%

As of December 31, 2020, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations. These orders were resolved and concluded in 2020.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2020	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$51,466	$51,899	$52,478	$54,939
Net interest income	42,911	50,246	49,996	51,713
Provision for credit losses	3,579	922	1,297	554
Non-interest income	16,599	20,366	24,352	23,300
Non-interest expense	38,418	42,620	42,026	41,783
Income from continuing operations before income tax expense	17,513	27,070	31,025	32,676
Income tax expense	4,352	6,787	7,894	8,655
Net income from continuing operations	13,161	20,283	23,131	24,021
Net income (loss) from discontinued operations, net of tax	(570)	(215)	123	150
Net income available to common shareholders	$12,591	$20,068	$23,254	$24,171

Net earnings per share from continuing operations - basic	$0.23	$0.35	$0.40	$0.42
Net earnings (loss) per share from discontinued operations - basic	$(0.01)	$—	$—	$—
Net earnings per share - basic	$0.22	$0.35	$0.40	$0.42

Net earnings per share from continuing operations - diluted	$0.23	$0.35	$0.40	$0.41
Net earnings (loss) per share from discontinued operations - diluted	$(0.01)	$—	$—	$—
Net earnings per share - diluted	$0.22	$0.35	$0.40	$0.41

	Three months ended
2019	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$43,578	$44,080	$48,375	$43,536
Net interest income	34,010	34,539	37,560	35,179
Provision for credit losses	1,700	600	650	1,450
Non-interest income	30,365	19,749	33,515	20,498
Non-interest expense	39,229	39,519	42,051	47,722
Income from continuing operations before income tax expense	23,446	14,169	28,374	6,505
Income tax expense	6,035	3,575	7,975	3,641
Net income from continuing operations	17,411	10,594	20,399	2,864
Net income (loss) from discontinued operations, net of tax	519	756	26	(1,010)
Net income available to common shareholders	$17,930	$11,350	$20,425	$1,854

Net earnings per share from continuing operations - basic	$0.31	$0.19	$0.36	$0.05
Net earnings per share from discontinued operations - basic	$0.01	$0.01	$—	$(0.02)
Net earnings per share - basic	$0.32	$0.20	$0.36	$0.03

Net earnings per share from continuing operations - diluted	$0.31	$0.19	$0.36	$0.05
Net earnings per share from discontinued operations - diluted	$0.01	$0.01	$—	$(0.02)
Net earnings per share - diluted	$0.32	$0.20	$0.36	$0.03

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets
Cash and due from banks	$111,267	$13,286
Investment in subsidiaries	575,293	475,998
Other assets	8,160	8,644
Total assets	$694,720	$497,928

Liabilities and stockholders' equity
Other liabilities	$1,841	$30
Senior debt	98,314	—
Subordinated debentures	13,401	13,401
Stockholders' equity	581,164	484,497
Total liabilities and stockholders' equity	$694,720	$497,928

Condensed Statements of Operations

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Income
Other income	$1	$—	$517
Total income	1	—	517

Expense
Interest on subordinated debentures	524	750	714
Interest on senior debt	1,913	—	—
Non-interest expense	7,486	6,721	4,528
Total expense	9,923	7,471	5,242
Equity in undistributed income of subsidiaries	90,006	59,030	93,402
Net income available to common shareholders	$80,084	$51,559	$88,677

Condensed Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net income	$80,084	$51,559	$88,677
Decrease (increase) in other assets	484	724	(22)
Increase (decrease) in other liabilities	1,810	(4)	6
Stock based compensation expense	6,429	5,689	3,450
Equity in undistributed income	(90,006)	(59,030)	(93,402)
Net cash used in operating activities	(1,199)	(1,062)	(1,291)

Financing activities
Proceeds from the exercise of common stock options	866	258	111
Proceeds of senior debt offering	98,314	—	—
Net cash provided by financing activities	99,180	258	111
Net increase (decrease) in cash and cash equivalents	97,981	(804)	(1,180)
Cash and cash equivalents, beginning of year	13,286	14,090	15,270
Cash and cash equivalents, end of year	$111,267	$13,286	$14,090

Note V—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its Philadelphia commercial lending operations, as described in Note W- Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes commercial mortgage loan sales and securitizations, or the retention of such loans if not securitized, SBA loans, direct lease financing and security and insurance backed lines of credit and deposits generated by those business lines. Payments include prepaid and debit cards, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$170,847	$—	$39,935	$—	$210,782
Interest allocation	—	39,935	(39,935)	—	—
Interest expense	1,024	8,690	6,202	—	15,916
Net interest income (loss)	169,823	31,245	(6,202)	—	194,866
Provision for credit losses	6,352	—	—	—	6,352
Non-interest income	678	83,751	188	—	84,617
Non-interest expense	68,244	68,379	28,224	—	164,847
Income (loss) from continuing operations before taxes	95,905	46,617	(34,238)	—	108,284
Income tax expense	—	—	27,688	—	27,688
Income (loss) from continuing operations	95,905	46,617	(61,926)	—	80,596
Loss from discontinued operations	—	—	—	(512)	(512)
Net income (loss)	$95,905	$46,617	$(61,926)	$(512)	$80,084

	For the year ended December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$126,814	$—	$52,755	$—	$179,569
Interest allocation	—	52,755	(52,755)	—	—
Interest expense	1,429	28,971	7,881	—	38,281
Net interest income (loss)	125,385	23,784	(7,881)	—	141,288
Provision for credit losses	4,400	—	—	—	4,400
Non-interest income	29,140	74,742	245	—	104,127
Non-interest expense	63,884	67,884	36,753	—	168,521
Income (loss) from continuing operations before taxes	86,241	30,642	(44,389)	—	72,494
Income tax expense	—	—	21,226	—	21,226
Income (loss) from continuing operations	86,241	30,642	(65,615)	—	51,268
Income from discontinued operations	—	—	—	291	291
Net income (loss)	$86,241	$30,642	$(65,615)	$291	$51,559

	For the year ended December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$95,221	$—	$52,739	$—	$147,960
Interest allocation	—	52,739	(52,739)	—	—
Interest expense	3,970	21,293	1,849	—	27,111
Net interest income (loss)	91,251	31,446	(1,849)	—	120,849
Provision for credit losses	3,585	—	—	—	3,585
Non-interest income	89,187	63,939	668	—	153,795
Non-interest expense	57,952	65,894	27,432	—	151,278
Income (loss) from continuing operations before taxes	118,902	29,492	(28,613)	—	119,781
Income tax expense	—	—	32,241	—	32,241
Income (loss) from continuing operations	118,902	29,492	(60,854)	—	87,540
Income from discontinued operations	—	—	—	1,137	1,137
Net income (loss)	$118,902	$29,492	$(60,854)	$1,137	$88,677

	December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,491,768	$32,976	$1,638,447	$113,650	$6,276,841
Total liabilities	$304,908	$4,877,674	$513,095	$—	$5,695,677

	December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$3,008,304	$57,746	$2,450,256	$140,657	$5,656,963
Total liabilities	$247,485	$4,030,921	$894,060	$—	$5,172,466

Note W—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations and focus on its specialty finance lending. The loans which constitute the Philadelphia commercial loan portfolio are in the process of disposition including transfers to other financial institutions. As such, financial results of the Philadelphia commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the assets of the commercial lending operations to be disposed are presented as assets held-for-sale from discontinued operations in the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2020, 2019 and 2018. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2020	2019	2018
		(in thousands)
Interest income	$4,222	$6,710	$8,810
Interest expense	—	—	—
Net interest income	4,222	6,710	8,810

Non-interest income	21	34	910
Non-interest expense	8,059	6,234	8,229

Income (loss) before taxes	(3,816)	510	1,491
Income tax (benefit) expense	(3,304)	219	354
Net income (loss)	$(512)	$291	$1,137

	December 31,	December 31,
	2020	2019
	(in thousands)
Loans, net	$91,316	$115,879
Other real estate owned	22,334	24,778
Total assets	$113,650	$140,657

Non-interest expense for the years ended December 31, 2020, 2019 and 2018, reflected $520,000, $2.0 million and $4.3 million, respectively, of fair value and realized losses on loans. For those respective years, it also reflected respective expenses and losses of $5.5 million, $1.5 million and $177,000 related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discounted cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans.

Since the discontinuance of operations in 2014, the Company has securitized or sold related loans, and the approximate $1.1 billion in book value of loans has been reduced to $91.3 million at December 31, 2020.

Additionally, the consolidated balance sheet as of December 31, 2020 reflects $31.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, in which the Company retains an interest as explained above. The Company continues to pursue additional loan and other collateral dispositions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Members of the Company’s operational management and internal audit meet regularly to provide an established structure to report any weaknesses or other issues with controls, or any matter that has not been reported previously, to the Company’s Chief Executive Officer and Chief Financial Officer, and, in turn to the Audit Committee of the Company’s Board of Directors.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of December 31, 2020.  Their report dated March 15, 2021 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 15, 2021 expressed an unqualified opinion on those financial statements.

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

March 15, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in our 2021 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in our 2021 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in our 2021 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in our 2021 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in our 2021 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2020 and 2019

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2020

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2020

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2020

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (10)
3.1.3	Amendment to Certificate of Incorporation filed June 1, 2016 (10)
3.2	Amended and Restated Bylaws (11)
4.1	Specimen stock certificate (1)
4.2	Indenture for Senior Debt Securities dated as of August 13, 2020(2)
4.3	First Supplemental Indenture for 4.750% Senior Notes due 2025 dated as of August 13, 2020(2)
10.1	Stock Option and Equity Plan of 2011 (4)+
10.2	Form of Grant of Nonqualified Stock Option under the 2011 Plan (3)+
10.3	Form of Restricted Stock Unit Award Agreement (5)+
10.4.1	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (6)+
10.4.2	Amendment One to Stock Option and Equity Plan of 2013 (7)+
10.5	Form of Grant of Stock Option under the 2013 Plan (8)+
10.6	Form of Grant of Stock Award under the 2013 Plan (8)+
10.7.1	The Bancorp, Inc. 2018 Equity Incentive Plan (9)+
10.7.2	First Amendment to The Bancorp, Inc. 2018 Equity Incentive Plan (9)+
10.8	Form of Restricted Stock Unit Award Agreement (9)+
10.9	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (12)
10.10	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (13)
10.11	Letter Agreement with Damian Kozlowski (14)+
10.12	Letter Agreement with Hugh McFadden (14)+
10.13	Letter Agreement with John Leto (14)+
10.14	Asset Purchase Agreement dated as of July 10, 2018 (15)
10.15	The Bancorp, Inc. 2020 Equity Incentive Plan(16)
10.16	Form of Non-Qualified Stock Option Award(16)
10.17	Form on Non-Qualified Stock Option Award (non-employee directors) (16)
10.18	Form of Restricted Stock Award(16)

21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *
101.SCH	Inline XBRL Schema Document **
101.CAL	Inline XBRL Calculation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
101.LAB	Inline XBRL Labels Linkbase Document **
101.PRE	Inline XBRL Presentation Linkbase Document **
101.INS	Inline XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021 is formatted in Inline XBRL.

*	Filed herewith.
**

Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in Inline XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

+	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed August 13, 2020, and by this reference incorporated herein (File No. 000-51018).
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed March 23, 2011, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein (File No. 000-51018).
(7)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2018, and by this reference incorporated herein (File No. 000-51018).
(8)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein (File No. 000-51018).
(9)	Filed previously as an exhibit to our current report on Form 8-K/A filed May 17, 2018, and by this reference incorporated herein (File No. 000-51018).
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(11)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).
(12)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein (File No. 000-51018).
(13)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015, and by this reference incorporated herein (File No. 000-51018).
(14)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed August 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(15)	Filed previously as an exhibit to our current report on Form 8-K filed July 10, 2018, and by this reference incorporated herein (File No. 000-51018).
(16)	Filed previously as an exhibit to our current report on Form 8-K filed May 14, 2020, and by this reference incorporated herein (File No. 000-51018).

Item 16.  Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2021	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Damian M. Kozlowski	Chief Executive Officer	March 15, 2021
DAMIAN M. KOZLOWSKI	(principal executive officer)

/S/ John C. Chrystal	Director	March 15, 2021
JOHN C. CHRYSTAL

/S/ Daniel G. Cohen	Director	March 15, 2021
DANIEL G. COHEN

/S/ Walter T. Beach	Director	March 15, 2021
WALTER T. BEACH

/S/ Michael J. Bradley	Director	March 15, 2021
MICHAEL J. BRADLEY

/S/ Matthew Cohn	Director	March 15, 2021
MATTHEW COHN

/S/ William H. Lamb	Director	March 15, 2021
WILLIAM H. LAMB

/S/ James J. McEntee III	Director	March 15, 2021
JAMES J. MCENTEE III

/S/ Mei-Mei Tuan	Director	March 15, 2021
MEI-MEI TUAN

/S/ Hersh Kozlov	Director	March 15, 2021
HERSH KOZLOV

/S/ John Eggemeyer	Director	March 15, 2021
JOHN EGGEMEYER

/S/ Daniela A. Mielke	Director	March 15, 2021
DANIELA A. MIELKE

/S/ Stephanie B. Mudick	Director	March 15, 2021
STEPHANIE B. MUDICK

/S/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 15, 2021
PAUL FRENKIEL	(principal financial and accounting officer)