Form 10-Q
period 2021-03-31
Bancorp, Inc.
filed 2021-05-07
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 4, 2021, there were 57,247,913 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,838	$5,984
Interest earning deposits at Federal Reserve Bank	1,738,749	339,531
Total cash and cash equivalents	1,746,587	345,515

Investment securities, available-for-sale, at fair value	1,128,459	1,206,164
Commercial loans, at fair value	1,780,762	1,810,812
Loans, net of deferred loan fees and costs	2,827,076	2,652,323
Allowance for credit losses	(16,419)	(16,082)
Loans, net	2,810,657	2,636,241
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368
Premises and equipment, net	17,196	17,608
Accrued interest receivable	20,164	20,458
Intangible assets, net	2,746	2,845
Deferred tax asset, net	10,900	9,757
Investment in unconsolidated entity, at fair value	31,047	31,294
Assets held-for-sale from discontinued operations	106,925	113,650
Other assets	90,530	81,129
Total assets	$7,747,341	$6,276,841

LIABILITIES
Deposits
Demand and interest checking	$6,231,220	$5,205,010
Savings and money market	690,281	257,050
Total deposits	6,921,501	5,462,060

Securities sold under agreements to repurchase	42	42
Senior debt	98,406	98,314
Subordinated debentures	13,401	13,401
Other long-term borrowings	40,085	40,277
Other liabilities	77,142	81,583
Total liabilities	7,150,577	5,695,677

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,247,913 and 57,550,629
shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	57,248	57,551
Additional paid-in capital	370,481	377,452
Retained earnings	154,418	128,453
Accumulated other comprehensive income	14,617	17,708
Total shareholders' equity	596,764	581,164

Total liabilities and shareholders' equity	$7,747,341	$6,276,841

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2021	2020
	(in thousands, except per share data)
Interest income
Loans, including fees	$47,904	$39,316
Investment securities:
Taxable interest	8,808	10,495
Tax-exempt interest	28	32
Interest earning deposits	183	1,623
	56,923	51,466
Interest expense
Deposits	1,766	8,228
Short-term borrowings	8	165
Senior debt	1,279	—
Subordinated debentures	113	162
	3,166	8,555
Net interest income	53,757	42,911
Provision for credit losses	822	3,579
Net interest income after provision for credit losses	52,935	39,332

Non-interest income
ACH, card and other payment processing fees	1,796	1,846
Prepaid, debit card and related fees	19,208	18,540
Net realized and unrealized gains (losses) on commercial loans
originated for sale	1,996	(5,156)
Change in value of investment in unconsolidated entity	—	(45)
Leasing related income	965	833
Other	109	581
Total non-interest income	24,074	16,599

Non-interest expense
Salaries and employee benefits	25,658	22,741
Depreciation and amortization	709	844
Rent and related occupancy cost	1,250	1,419
Data processing expense	1,126	1,169
Printing and supplies	66	158
Audit expense	363	401
Legal expense	2,054	913
Amortization of intangible assets	99	147
FDIC insurance	2,380	2,589
Software	3,684	3,477
Insurance	745	623
Telecom and IT network communications	405	392
Consulting	264	255
Other	3,080	3,290
Total non-interest expense	41,883	38,418
Income from continuing operations before income taxes	35,126	17,513
Income tax expense	9,066	4,352
Net income from continuing operations	$26,060	$13,161
Discontinued operations
Loss from discontinued operations before income taxes	(124)	(775)
Income tax benefit	(29)	(205)
Loss from discontinued operations, net of tax	(95)	(570)
Net income	$25,965	$12,591

Net income per share from continuing operations - basic	$0.45	$0.23
Net loss per share from discontinued operations - basic	$—	$(0.01)
Net income per share - basic	$0.45	$0.22

Net income per share from continuing operations - diluted	$0.44	$0.23
Net loss per share from discontinued operations - diluted	$—	$(0.01)
Net income per share - diluted	$0.44	$0.22

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2021	2020
	(in thousands)

Net income	$25,965	$12,591
Other comprehensive (loss) income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(4,243)	2,122
Reclassification adjustments for losses included in income	7	—
Amortization of losses previously held as available-for-sale	—	5
Other comprehensive (loss) income	(4,236)	2,127

Income tax (benefit) expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(1,147)	573
Reclassification adjustments for losses included in income	2	—
Amortization of losses previously held as available-for-sale	—	1
Income tax (benefit) expense related to items of other comprehensive income	(1,145)	574

Other comprehensive (loss) income, net of tax and reclassifications into net income	(3,091)	1,553
Comprehensive income	$22,874	$14,144

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2021
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income	Total

Balance at January 1, 2021	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	25,965	—	25,965
Common stock issued from option exercises,
net of tax benefits	61,500	61	404	—	—	465
Common stock issued from restricted units,
net of tax benefits	230,212	230	(230)	—	—	—
Stock-based compensation	—	—	2,261	—	—	2,261
Common stock repurchases	(594,428)	(594)	(9,406)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,091)	(3,091)
Balance at March 31, 2021	57,247,913	$57,248	$370,481	$154,418	$14,617	$596,764

Note: In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2020
(in thousands, except share data)
						Accumulated
	Common			Additional		other
	stock	Common		paid-in	Retained	comprehensive
	shares	stock		capital	earnings	income	Total

Balance at January 1, 2020	56,840,521	$56,841		$370,867	$50,742	$6,047	$484,497
Adoption of current expected credit loss
accounting, net of taxes	—	—		—	(2,373)	—	(2,373)
Net income	—	—		—	12,591	—	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74		546	—	—	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	—	(411)	—	—	—
Stock-based compensation	—	—		1,216	—	—	1,216
Other comprehensive income net of
reclassification adjustments and tax	—	—		—	—	1,553	1,553
Balance at March 31, 2020	57,325,556	$57,326		$372,218	$60,960	$7,600	$498,104

Note: In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2021	2020
	(in thousands)
Operating activities
Net income from continuing operations	$26,060	$13,161
Net loss from discontinued operations	(95)	(570)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	808	991
Provision for credit losses	822	3,579
Net amortization of investment securities discounts/premiums	880	4,459
Stock-based compensation expense	2,261	1,216
Commercial loans, at fair value originated during the period	(30,025)	(541,616)
Sales and payments on commercial loans, at fair value	60,578	2,535
(Gain) loss on commercial loans, at fair value	(1,353)	144
(Gain) loss from discontinued operations	(126)	536
Fair value adjustment on investment in unconsolidated entity	—	45
Change in fair value of commercial loans, at fair value	658	2,855
Change in fair value of derivatives	(1,121)	2,158
Loss on sales of investment securities	7	—
Decrease (increase) in accrued interest receivable	294	(2,041)
(Increase) decrease in other assets	(6,037)	3,180
(Decrease) increase in other liabilities	(3,320)	1,975
Net cash provided by (used in) operating activities	50,291	(507,393)

Investing activities
Purchase of investment securities available-for-sale	(56,662)	(12,000)
Proceeds from redemptions and prepayments of securities available-for-sale	125,456	61,487
Net cash paid due to acquisitions, net of cash acquired	—	(3,920)
Net decrease in repossessed assets	528	—
Net increase in loans	(175,204)	(153,273)
Net decrease in discontinued loans held-for-sale	6,079	4,871
Purchases of premises and equipment	(331)	(380)
Change in receivable from investment in unconsolidated entity	(10)	83
Return of investment in unconsolidated entity	247	4,836
Decrease in discontinued assets held-for-sale	772	1,132
Net cash used in investing activities	(99,125)	(97,164)

Financing activities
Net increase (decrease) in deposits	1,459,441	(360,907)
Net decrease in securities sold under agreements to repurchase	—	(40)
Proceeds of short-term borrowings	—	140,000
Proceeds from the issuance of common stock	465	620
Repurchase of common stock	(10,000)	—
Net cash provided by (used in) financing activities	1,449,906	(220,327)

Net increase (decrease) in cash and cash equivalents	1,401,072	(824,884)

Cash and cash equivalents, beginning of period	345,515	944,472

Cash and cash equivalents, end of period	$1,746,587	$119,588

Supplemental disclosure:
Interest paid	$4,768	$7,490
Taxes paid	$1,159	$1,093
Non-cash investing and financing activities
Loans settled in acquisition	$—	$3,961
Leased vehicles transferred to repossessed assets	$429	$—

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or (“the Bank”), which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and, prior to 2020, loans generated for sale into capital markets primarily through commercial loan securitizations (“CMBS”). In 2020, the Company decided to retain the CMBS loans on its balance sheet and no future securitizations are currently planned. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession. Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”). The results of operations for the three month period ended March 31, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021. Reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 presentation. Specifically, the minimal service fees on deposit accounts which were shown separately on the income statement are now shown in other income. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2020 Form 10-K. Those significant accounting policies remain unchanged at March 31, 2021, including the Covid-19 disclosure described below:

Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of the Covid-19 pandemic is still not known, but its negative impact may exceed the effect of current or future government mitigation efforts, which could impact loan performance. Additionally, under regulatory guidance loans may be granted payment deferrals without classification as troubled debt restructuring, barring other information which would require such classification. The Company has followed the guidance of regulators and are granting such deferrals, but the duration of the crisis is uncertain and government actions after that period are unknown. Accordingly, the Company’s future estimates for the provision for credit losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce our income. While there has been progress in vaccination and the reopening of the economy, the Company continues to monitor current developments for potential impacts.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-

Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2021, the Company had four active stock-based compensation plans.

The Company granted 100,000 stock options with a vesting period of four years during the three month period ended March 31, 2021. The weighted average grant-date fair value was $8.51. The Company did not grant any options during the three month period ended March 31, 2020. There were 61,500 common stock options exercised in the three month period ended March 31, 2021. There were 74,000 common stock options exercised in the three month period ended March 31, 2020.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2021	1,161,604	$7.62	4.75	$7,001,843
Granted	100,000	18.81	9.87	191,000
Exercised	(61,500)	7.56	—	628,560
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	1,200,104	$8.56	5.16	$14,596,104
Exercisable at March 31, 2021	767,552	$7.88	2.87	$9,854,597

The Company granted 313,697 restricted stock units (“RSUs”) in the first three months of 2021 of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first three months of 2021 had a fair value of $18.81 per unit. The Company did not grant any RSUs in the first three months of 2020.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2021	1,787,943	$7.49	1.50
Granted	313,697	18.81	2.53
Vested	(230,212)	9.36	—
Forfeited	—	—	—
Outstanding at March 31, 2021	1,871,428	$9.16	1.55

As of March 31, 2021, there was a total of $13.9 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. Related compensation expense for the three months ended March 31, 2021 and 2020 was $2.3 million and $1.2 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2021 and 2020 was $2.4 million and $3.5 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $5.1 million and $5.3 million, respectively.

For the periods ended March 31, 2021 and 2020, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2021	2020
Risk-free interest rate	1.19%	—
Expected dividend yield	—	—
Expected volatility	45.61%	—
Expected lives (years)	1.0 - 6.3	—

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended March 31, 2021 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$26,060	57,372,337	$0.45
Effect of dilutive securities
Common stock options and restricted stock units	—	1,921,744	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$26,060	59,294,081	$0.44

	For the three months ended
	March 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss	$(95)	57,372,337	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	1,921,744	—
Diluted loss per share
Net loss	$(95)	59,294,081	$—

	For the three months ended
	March 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$25,965	57,372,337	$0.45
Effect of dilutive securities
Common stock options and restricted stock units	—	1,921,744	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$25,965	59,294,081	$0.44

Stock options for 1,100,104 shares, exercisable at prices between $6.75 and $18.81 per share, were outstanding at March 31, 2021, and included in the dilutive earnings per share computation. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$13,161	57,220,844	$0.23
Effect of dilutive securities
Common stock options and restricted stock units	—	705,941	—
Diluted earnings per share
Net earnings available to common shareholders	$13,161	57,926,785	$0.23

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss	$(570)	57,220,844	$(0.01)
Effect of dilutive securities
Common stock options and restricted stock units	—	—	—
Diluted loss per share
Net loss	$(570)	57,220,844	$(0.01)

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$12,591	57,220,844	$0.22
Effect of dilutive securities
Common stock options and restricted stock units	—	705,941	—
Diluted earnings per share
Net earnings available to common shareholders	$12,591	57,926,785	$0.22

Stock options for 1,229,604 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at March 31, 2020, and accordingly were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price. Thus, all options outstanding were anti-dilutive.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

Available-for-sale	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$41,826	$1,445	$(111)	$43,160
Asset-backed securities *	237,174	583	(35)	237,722
Tax-exempt obligations of states and political subdivisions	4,043	202	—	4,245
Taxable obligations of states and political subdivisions	47,669	3,327	—	50,996
Residential mortgage-backed securities	233,888	8,247	(191)	241,944
Collateralized mortgage obligation securities	126,273	2,969	(5)	129,237
Commercial mortgage-backed securities	357,548	8,622	(1,499)	364,671
Corporate debt securities	60,017	—	(3,533)	56,484
	$1,108,438	$25,395	$(5,374)	$1,128,459

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$26,940	$109	$(20)	$27,029
Collateralized loan obligation securities	210,234	474	(15)	210,693
	$237,174	$583	$(35)	$237,722

Available-for-sale	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$44,960	$2,357	$(120)	$47,197
Asset-backed securities *	238,678	143	(460)	238,361
Tax-exempt obligations of states and political subdivisions	4,042	248	—	4,290
Taxable obligations of states and political subdivisions	47,884	4,180	—	52,064
Residential mortgage-backed securities	256,914	9,765	(96)	266,583
Collateralized mortgage obligation securities	145,260	3,281	(11)	148,530
Commercial mortgage-backed securities	359,125	12,717	(4,562)	367,280
Corporate debt securities	85,043	63	(3,247)	81,859
	$1,181,906	$32,754	$(8,496)	$1,206,164

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$28,013	$38	$(93)	$27,958
Collateralized loan obligation securities	210,665	105	(367)	210,403
	$238,678	$143	$(460)	$238,361

Investments in Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million at March 31, 2021 and December 31, 2020. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$3,321	$3,331
Due after one year through five years	165,935	174,690
Due after five years through ten years	247,745	251,597
Due after ten years	691,437	698,841
	$1,108,438	$1,128,459

At March 31, 2021 and December 31, 2020, no investment securities were encumbered through pledging.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2021 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$—	$—	$5,551	$(111)	$5,551	$(111)
Asset-backed securities	12	47,940	(29)	1,296	(6)	49,236	(35)
Residential mortgage-backed securities	9	6,920	(156)	2,565	(35)	9,485	(191)
Collateralized mortgage obligation securities	3	1,591	(2)	3,382	(3)	4,973	(5)
Commercial mortgage-backed securities	11	53,192	(1,130)	63,762	(369)	116,954	(1,499)
Corporate debt securities	2	25,000	(17)	6,484	(3,516)	31,484	(3,533)
Total unrealized loss position
investment securities	41	$134,643	$(1,334)	$83,040	$(4,040)	$217,683	$(5,374)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2020 (dollars in thousands):

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At March 31, 2021, it had a book value of $10.0 million and a fair value of $6.5 million.

The Company has evaluated the securities in the above tables as of March 31, 2021 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on interest and principal payments it is contractually obligated to make, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including small business comprised primarily of SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending. Prior to 2020, the Company also originated loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At March 31, 2021, the fair value of these loans was $1.78 billion and their amortized cost was $1.78 billion. Included in “Net realized and unrealized gains (losses) on commercial loans originated for sale” in the consolidated statements of operations are changes in the estimate in fair value of unsold loans. For the three months ended March 31, 2021, unrealized losses recognized for such changes in fair value were $478,000 of which $246,000 was attributable to credit weaknesses. For the three months ended March 31, 2020, unrealized losses recognized for such changes in fair value were $2.9 million. There were no changes in fair value related to credit risk. The Bank also pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to the Federal Home Loan Bank and to the Federal Reserve Bank for lines of credit. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the Covid-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At March 31, 2021, $1.70 billion of loans were pledged to the Federal Reserve and $1.20 billion of loans were pledged to the Federal Home Loan Bank. There were no balances against these lines at that date.

Prior to 2020, the Company periodically sponsored the structuring of commercial mortgage loan securitizations. The Company has sponsored six of these securitizations since 2017 which are described in the 2020 Form 10-K. The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary and therefore are not consolidated in its financial statements. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected such prepayment protection and extension options would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2 annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated.

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

In 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans currently retained total approximately $1.6 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.6 billion comprises the majority of the commercial loans, at fair value on the balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	March 31,	December 31,
	2021	2020
SBL non-real estate	$305,446	$255,318
SBL commercial mortgage	320,013	300,817
SBL construction	20,692	20,273
Small business loans *	646,151	576,408
Direct lease financing	484,316	462,182
SBLOC / IBLOC **	1,622,359	1,550,086
Advisor financing ***	58,919	48,282
Other specialty lending	2,251	2,179
Other consumer loans ****	4,201	4,247
	2,818,197	2,643,384
Unamortized loan fees and costs	8,879	8,939
Total loans, net of unamortized loan fees and costs	$2,827,076	$2,652,323

	March 31,	December 31,
	2021	2020
SBL loans, net of deferred costs of $1,294 and $1,536
for March 31, 2021 and December 31, 2020, respectively	$647,445	$577,944
SBL loans included in commercial loans, at fair value	234,908	243,562
Total small business loans	$882,353	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated (in thousands). An increase in SBL non-real estate loans from $255.3 million to $305.4 million in the first quarter of 2021 reflected an increase of $24.5 million of Paycheck Protection Program (“PPP”) loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $190.3 million at March 31, 2021 and $165.7 million at December 31, 2020, respectively. In addition, the Bank provided a short-term line of credit to another institution at March 31, 2021 in the amount of $14.6 million to initially fund PPP loans, which is included in the SBL non-real estate category.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $504.8 million and $437.2 million, respectively.

*** In 2020, the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $932,000 and $663,000 at March 31, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table provides information about loans individually evaluated for credit loss at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$392	$2,985	$—	$390	$—
SBL commercial mortgage	1,960	1,960	—	1,998	—
Direct lease financing	670	670	—	485	—
Consumer - home equity	550	550	—	553	2
With an allowance recorded
SBL non-real estate	2,723	2,723	(1,871)	2,883	3
SBL commercial mortgage	5,345	5,345	(1,027)	5,307	—
SBL construction	711	711	(34)	711	—
Direct lease financing	68	68	(29)	260	—
Total
SBL non-real estate	3,115	5,708	(1,871)	3,273	3
SBL commercial mortgage	7,305	7,305	(1,027)	7,305	—
SBL construction	711	711	(34)	711	—
Direct lease financing	738	738	(29)	745	—
Consumer - home equity	550	550	—	553	2
	$12,419	$15,012	$(2,961)	$12,587	$5

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated (in thousands):

	March 31, 2021			December 31, 2020
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$2,519	$392	$2,911	$3,159
SBL commercial mortgage	5,345	1,960	7,305	7,305
SBL construction	711	—	711	711
Direct leasing	68	670	738	751
Consumer	—	296	296	301
	$8,643	$3,318	$11,961	$12,227

The Company had no other real estate owned in continuing operations at March 31, 2021 or December 31, 2020. The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$2,911	$3,159
SBL commercial mortgage	7,305	7,305
SBL construction	711	711
Direct leasing	738	751
Consumer	296	301
Total non-accrual loans	11,961	12,227

Loans past due 90 days or more and still accruing	1,762	497
Total non-performing loans	13,723	12,724
Total non-performing assets	$13,723	$12,724

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2021 and 2020, was $162,000 and $103,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2021. In the three months ended March 31, 2021 and 2020 a total of $10,000 and $134,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of March 31, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$785	$785	8	$911	$911
Direct lease financing	1	241	241	1	251	251
Consumer	2	465	465	2	469	469
Total	11	$1,491	$1,491	11	$1,631	$1,631

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$3	$782	$—	$16	$895
Direct lease financing	—	241	—	—	251	—
Consumer	—	—	465	—	—	469
Total	$—	$244	$1,247	$—	$267	$1,364

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2021 or December 31, 2020.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of March 31, 2021, there were 11 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $352,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended March 31, 2021 that have subsequently defaulted (in thousands):

	March 31, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	2	$689
Total	2	$689

The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of March 31, 2021, the Company had $349.5 million of related guaranteed balances, and additionally had $190.3 million of PPP loan balances which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and the Company is generally approving Covid-19 pandemic-related deferrals for principal and interest payments as they are requested by borrowers. Additionally, the Company has, and is, granting such deferrals for certain other loans. The Consolidated Appropriations Act, 2021, became law in December 2020 and provides for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of Covid-19 Aid, Relief, and Economic Security Act (“CARES Act”) payments, these additional payments are capped at $9,000 per month. Per section 4013 of the CARES Act, accounting and banking regulators have determined that loans with Covid-19 pandemic-related deferrals of principal and interest payments will not, during the deferral period, be classified as restructured. Such treatment is temporary and will terminate after the earlier of the end of the national emergency, or December 31, 2021.

Effective January 1, 2020, current expected credit loss (“CECL”) accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact our Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the March 31, 2021 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		March 31, 2021
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$4,985	5.89%	$4,765	5.63%	$5,250	1.72%
SBL commercial mortgage	1,472	0.67%	2,009	0.92%	3,491	1.09%
SBL construction	432	0.95%	571	1.26%	334	1.61%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,785	1.19%
SBLOC	440	0.05%	440	0.05%	559	0.05%
IBLOC	113	0.08%	72	0.05%	252	0.05%
Advisor financing	—	—	—	—	442	0.75%
Other specialty lending (1)	12	0.39%	170	5.56%	254	11.28%
Consumer - other	40	0.88%	60	1.32%	52	1.24%
Unallocated	318		—		—
	$10,238	0.56%	$12,875	0.71%	$16,419	0.58%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	—		569		1,030
Total allowance for credit losses	$10,238		$13,444		$17,449

(1)Included in other specialty lending are $32.6 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2021. These loans are classified as SBL in our loan tables.

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

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. A historical loss rate is calculated for each product type, except SBLOC and IBLOC, based upon historical net charge-offs for that product. The loss rate is determined by classifying charge-off losses according to the year the related loans were originated, which is referred to as vintage analysis. The loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. Additionally, for all loan pools the Company adds to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors adjust for asset specific differences between historical loss experience and the current portfolio for each pool. The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. A similar process is employed to calculate an allowance assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That allowance is recorded in other liabilities. These qualitative factors may increase or decrease the allowance compared to historical loss rates. However, expected losses provided for in the allowance are primarily based on applying historical loss rates over the estimated remaining lives of the loans. Even though portions of the allowance may be allocated to loans that have been individually measured for credit deterioration, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the Covid-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate in 2020. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves. The Company’s charge-offs in its lines of business have been non-existent for SBLOC and IBLOC. The charge-off history for SBL and leasing do not correlate with economic conditions. Given the continuing economic weakness, the economic qualitative component for the non-guaranteed portion of SBA 7a loans, was increased to moderate high in 2020. While specific or groups of economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans and leasing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history was the primary quantitative element in the forecasts. In first quarter 2021, the Company maintained the increased risk levels discussed above, notwithstanding progress made in Covid-19 vaccinations, as it continued to assess the potential for economic improvement.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at March 31, 2021 and December 31, 2020 are as follows (in thousands):

As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$106,096	$104,738	$—	$—	$—	$—	$—	$210,834
Pass	4,825	18,219	10,291	11,811	6,050	16,101	—	67,297
Special mention	—	—	—	726	—	1,237	—	1,963
Substandard	—	—	—	20	741	2,425	—	3,186
Total SBL non-real estate	110,921	122,957	10,291	12,557	6,791	19,763	—	283,280

SBL commercial mortgage
Non-rated	14,866	—	—	—	—	—	—	14,866
Pass	14,167	44,640	79,495	44,465	39,056	64,617	—	286,440
Special mention	—	—	1,853	—	—	254	—	2,107
Substandard	—	—	—	—	—	7,305	—	7,305
Total SBL commercial mortgage	29,033	44,640	81,348	44,465	39,056	72,176	—	310,718

SBL construction
Non-rated	645	—	—	—	—	—	—	645
Pass	632	6,740	1,165	11,115	—	—	—	19,652

Special mention	—	—	—	—	—	711	—	711
Total SBL construction	1,277	6,740	1,165	11,115	—	711	—	21,008

Direct lease financing
Non-rated	26,480	18,000	2,649	1,863	910	301	—	50,203
Pass	54,738	221,227	81,466	46,752	19,240	6,746	—	430,169
Substandard	—	3,168	42	85	137	512	—	3,944
Total direct lease financing	81,218	242,395	84,157	48,700	20,287	7,559	—	484,316

SBLOC
Non-rated	—	—	—	—	—	—	17,753	17,753
Pass	—	—	—	—	—	—	1,103,446	1,103,446
Total SBLOC	—	—	—	—	—	—	1,121,199	1,121,199

IBLOC
Non-rated	—	—	—	—	—	—	169,629	169,629
Pass	—	—	—	—	—	—	336,073	336,073
Total IBLOC	—	—	—	—	—	—	505,702	505,702

Other specialty
Non-rated	1,485	—	—	—	—	—	—	1,485
Pass	102	115	3,489	5,988	7,030	18,677	—	35,401
Total other specialty**	1,587	115	3,489	5,988	7,030	18,677	—	36,886

Advisor financing
Non-rated	10,642	5,829	—	—	—	—	—	16,471
Pass	947	42,349	—	—	—	—	—	43,296
Total advisor financing	11,589	48,178	—	—	—	—	—	59,767

Consumer
Non-rated	843	263	—	—	13	1,471	—	2,590
Pass	—	—	—	—	—	1,313	—	1,313
Substandard	—	—	—	—	—	297	—	297
Total consumer	843	263	—	—	13	3,081	—	4,200
Total	$236,468	$465,288	$180,450	$122,825	$73,177	$121,967	$1,626,901	$2,827,076

*Included in the SBL non real estate non-rated total of $210.8 million, were $190.3 million of PPP loans which are government guaranteed.

**Included in other specialty lending are $32.6 million of SBA loans purchased for CRA purposes as of March 31, 2021. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$169,598	$—	$—	$—	$—	$—	$—	$169,598
Pass	10,775	10,943	12,002	5,454	7,153	9,964	—	56,291
Special mention	—	—	731	—	499	767	—	1,997
Substandard	—	—	20	1,489	1,347	1,491	—	4,347
Total SBL non-real estate	180,373	10,943	12,753	6,943	8,999	12,222	—	232,233

SBL commercial mortgage
Non-rated	20,185	2,758	—	—	—	—	—	22,943
Pass	26,971	76,975	46,099	39,219	32,505	35,298	—	257,067
Special mention	—	1,852	—	—	—	257	—	2,109
Substandard	—	—	—	—	77	7,605	—	7,682
Total SBL commercial mortgage	47,156	81,585	46,099	39,219	32,582	43,160	—	289,801

SBL construction
Non-rated	821	—	—	—	—	—	—	821
Pass	6,769	1,146	11,081	—	—	—	—	18,996
Substandard	—	—	—	—	711	—	—	711
Total SBL construction	7,590	1,146	11,081	—	711	—	—	20,528

Direct lease financing
Non-rated	23,273	2,888	2,189	1,093	447	7	—	29,897
Pass	249,946	90,156	53,638	23,944	9,091	1,106	—	427,881
Substandard	3,536	45	97	152	536	38	—	4,404
Total direct lease financing	276,755	93,089	55,924	25,189	10,074	1,151	—	462,182

SBLOC
Non-rated	—	—	—	—	—	—	8,099	8,099
Pass	—	—	—	—	—	—	1,109,161	1,109,161
Total SBLOC	—	—	—	—	—	—	1,117,260	1,117,260

IBLOC
Non-rated	—	—	—	—	—	—	132,777	132,777
Pass	—	—	—	—	—	—	304,376	304,376
Total IBLOC	—	—	—	—	—	—	437,153	437,153

Other specialty
Non-rated	2,691	—	—	—	—	—	—	2,691
Pass	376	3,569	6,225	7,320	7,228	12,555	—	37,273
Total other specialty**	3,067	3,569	6,225	7,320	7,228	12,555	—	39,964

Advisor financing
Non-rated	23,014	—	—	—	—	—	—	23,014
Pass	25,941	—	—	—	—	—	—	25,941
Total advisor financing	48,955	—	—	—	—	—	—	48,955

Consumer
Non-rated	933	—	—	14	—	1,558	—	2,505
Pass	—	—	—	—	—	1,441	—	1,441
Substandard	—	—	—	—	—	301	—	301
Total consumer	933	—	—	14	—	3,300	—	4,247
Total	$564,829	$190,332	$132,082	$78,685	$59,594	$72,388	$1,554,413	$2,652,323

*Included in the SBL non real estate non-rated total of $169.6 million, were $165.7 million of PPP loans which are government guaranteed.

**Included in other specialty lending are $35.4 million of SBA loans purchased for CRA purposes as of December 31, 2020. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The

504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the Covid-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portion of 7a loans and PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics because of the U.S. government guarantee.

Direct lease financing. The Company provides lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment. Leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay the difference between the amount at which the Company sells the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed-end lease is one for which no such payment is due on lease termination. In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. The qualitative factors for direct lease financing focus on underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

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

Advisor financing. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. The qualitative factors for advisor financing focus on changes in lending policies and procedures, portfolio performance and economic conditions.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of March 31, 2021 was $1.0 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	March 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082
Charge-offs	(144)	—	—	(97)	(15)	—	—	—	—	(256)
Recoveries	4	—	—	2	—	—	—	—	—	6
Provision (credit)*	330	176	6	(163)	51	80	104	3	—	587
Ending balance	$5,250	$3,491	$334	$5,785	$811	$442	$254	$52	$—	$16,419

Ending balance: Individually evaluated for expected credit loss	$1,871	$1,027	$34	$29	$—	$—	$—	$—	$—	$2,961

Ending balance: Collectively evaluated for expected credit loss	$3,379	$2,464	$300	$5,756	$811	$442	$254	$52	$—	$13,458

Loans:
Ending balance**	$305,446	$320,013	$20,692	$484,316	$1,622,359	$58,919	$2,251	$4,201	$8,879	$2,827,076

Ending balance: Individually evaluated for expected credit loss	$3,115	$7,305	$711	$738	$—	$—	$—	$550	$—	$12,419

Ending balance: Collectively evaluated for expected credit loss	$302,331	$312,708	$19,981	$483,578	$1,622,359	$58,919	$2,251	$3,651	$8,879	$2,814,657

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$12	$40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	158	20	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	(20)	(11)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$150	$49	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$2,179	$4,247	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$2,179	$3,690	$8,939	$2,639,568

	March 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$12	$40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	158	20	(318)	2,637
Charge-offs	(265)	—	—	(1,193)	—	—	—	—	(1,458)
Recoveries	19	—	—	84	—	—	—	—	103
Provision (credit)*	422	798	224	1,879	64	(13)	(11)	—	3,363
Ending balance	$4,941	$2,807	$795	$5,558	$576	$157	$49	$—	$14,883

Ending balance: Individually evaluated for expected credit loss	$2,805	$136	$26	$—	$—	$—	$—	$—	$2,967

Ending balance: Collectively evaluated for expected credit loss	$2,136	$2,671	$769	$5,558	$576	$157	$49	$—	$11,916

Loans:
Ending balance**	$84,946	$233,220	$48,823	$445,967	$1,156,433	$2,711	$4,023	$9,632	$1,985,755

Ending balance: Individually evaluated for expected credit loss	$3,997	$1,047	$711	$15,620	$—	$—	$585	$—	$21,960

Ending balance: Collectively evaluated for expected credit loss	$80,949	$232,173	$48,112	$430,347	$1,156,433	$2,711	$3,438	$9,632	$1,963,795

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2021 or December 31, 2020.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$627	$1,046	$908	$2,911	$5,492	$299,954	$305,446
SBL commercial mortgage	326	521	417	7,305	8,569	311,444	320,013
SBL construction	—	—	—	711	711	19,981	20,692
Direct lease financing	1,560	534	132	738	2,964	481,352	484,316
SBLOC / IBLOC	926	—	305	—	1,231	1,621,128	1,622,359
Advisor financing	—	—	—	—	—	58,919	58,919
Other specialty lending	—	—	—	—	—	2,251	2,251
Consumer - other	—	10	—	—	10	1,343	1,353
Consumer - home equity	—	—	—	296	296	2,552	2,848
Unamortized loan fees and costs	—	—	—	—	—	8,879	8,879
	$3,439	$2,111	$1,762	$11,961	$19,273	$2,807,803	$2,827,076

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2021	$119,048
2022	119,712
2023	86,759
2024	48,151
2025	19,260
2026 and thereafter	3,464
Total undiscounted cash flows	396,394
Residual value *	137,947
Difference between undiscounted cash flows and discounted cash flows	(50,025)
Present value of lease payments recorded as lease receivables	$484,316

*Of the $137,947,000, $31,523,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of March 31, 2021 and December 31, 2020, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2021, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.3 million at March 31, 2021 and $4.7 million at December 31, 2020.

The Bank periodically purchases securities under agreements to resell, and engaged in other securities transactions through J.V.B. Financial Group, LLC (“ JVB”), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In the first quarter of 2021 and 2020, the Company purchased no securities from JVB. Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $775,000 and $25,000 for legal services for the three months ended March 31, 2021 and 2020, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.75 billion and $345.5 million as of March 31, 2021 and December 31, 2020, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the first quarter of 2021 and 2020, there were no transfers between the three levels.

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

The fair values of interest rate swaps, recorded in other assets or other liabilities, are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,128,459	$1,128,459	$—	$975,615	$152,844
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,780,762	1,780,762	—	—	1,780,762
Loans, net of deferred loan fees and costs	2,827,076	2,826,854	—	—	2,826,854
Investment in unconsolidated entity	31,047	31,047	—	—	31,047
Assets held-for-sale from discontinued operations	106,925	106,925	—	—	106,925
Interest rate swaps, liability	1,103	1,103	—	1,103	—
Demand and interest checking	6,231,220	6,231,220	—	6,231,220	—
Savings and money market	690,281	690,281	—	690,281	—
Senior debt	98,406	102,882	—	102,882	—
Subordinated debentures	13,401	8,678	—	—	8,678
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,206,164	$1,206,164	$—	$1,027,213	$178,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,810,812	1,810,812	—	—	1,810,812
Loans, net of deferred loan fees and costs	2,652,323	2,650,613	—	—	2,650,613
Investment in unconsolidated entity	31,294	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	113,650	—	—	113,650
Interest rate swaps, liability	2,223	2,223	—	2,223	—
Demand and interest checking	5,205,010	5,205,010	—	5,205,010	—
Savings and money market	257,050	257,050	—	257,050	—
Senior debt	98,314	104,111	—	104,111	—
Subordinated debentures	13,401	9,102	—	—	9,102
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$43,160	$—	$43,160	$—
Asset-backed securities	237,722	—	237,722	—
Obligations of states and political subdivisions	55,241	—	55,241	—
Residential mortgage-backed securities	241,944	—	241,944	—
Collateralized mortgage obligation securities	129,237	—	129,237	—
Commercial mortgage-backed securities	364,671	—	268,311	96,360
Corporate debt securities	56,484	—	—	56,484
Total investment securities, available-for-sale	1,128,459	—	975,615	152,844
Commercial loans, at fair value	1,780,762	—	—	1,780,762
Investment in unconsolidated entity	31,047	—	—	31,047
Assets held-for-sale from discontinued operations	106,925	—	—	106,925
Interest rate swaps, liability	1,103	—	1,103	—
	$3,046,090	$—	$974,512	$2,071,578

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$47,197	$—	$47,197	$—
Asset-backed securities	238,361	—	238,361	—
Obligations of states and political subdivisions	56,354	—	56,354	—
Residential mortgage-backed securities	266,583	—	266,583	—
Collateralized mortgage obligation securities	148,530	—	148,530	—
Commercial mortgage-backed securities	367,280	—	270,188	97,092
Corporate debt securities	81,859	—	—	81,859
Total investment securities, available-for-sale	1,206,164	—	1,027,213	178,951
Commercial loans, at fair value	1,810,812	—	—	1,810,812
Investment in unconsolidated entity	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	—	—	113,650
Interest rate swaps, liability	2,223	—	2,223	—
	$3,159,697	$—	$1,024,990	$2,134,707

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		at fair value
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Beginning balance	$178,951	$117,333	$1,810,812	$1,180,546
Reclass of held-to-maturity securities to available-for-sale	—	85,151	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	695	(1,883)
Included in other comprehensive loss	(958)	(2,121)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	30,025	721,590
Settlements	(25,149)	(21,412)	(60,770)	(89,441)
Ending balance	$152,844	$178,951	$1,780,762	$1,810,812

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(658)	$(3,567)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Beginning balance	$31,294	$39,154	$113,650	$140,657
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(45)	184	(3,326)
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	1,525	4,942
Sales	—	—	(85)	(1,482)
Settlements	(247)	(7,815)	(8,349)	(26,846)
Charge-offs	—	—	—	(295)
Ending balance	$31,047	$31,294	$106,925	$113,650

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$(45)	$—	$(2,664)

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2021	Valuation techniques	Unobservable inputs	March 31, 2021	March 31, 2021

Commercial mortgage backed investment
securities (a)	$96,360	Discounted cash flow	Discount rate	3.64%-8.26%	4.58%
Insurance liquidating trust preferred security (b)	6,484	Discounted cash flow	Discount rate	7.00%	7.00%
Corporate debt securities (c)	50,000	Traders' pricing	Price indications	$100.00	$100.00
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (d)	2,826,854	Discounted cash flow	Discount rate	1.00% - 6.50%	2.89%

Commercial - SBA (e)	234,908	Traders' pricing	Offered quotes	$100.00 - $117.50	$104.94
Commercial - fixed (f)	70,173	Discounted cash flow	Discount rate	4.87%-7.83%	6.03%
Commercial - floating (g)	1,475,681	Discounted cash flow	Discount rate	3.26%-9.90%	4.89%
Commercial loans, at fair value	1,780,762

Investment in unconsolidated entity (h)	31,047	Discounted cash flow	Discount rate	4.00%	4.00%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (i)	106,925	Discounted cash flow	Discount rate,	2.86% - 6.77%	4.27%
			Credit analysis
Subordinated debentures (j)	8,678	Discounted cash flow	Discount rate	7.00%	7.00%

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2020	Valuation techniques	Unobservable inputs	December 31, 2020	December 31, 2020
Commercial mortgage backed investment
securities	$97,092	Discounted cash flow	Discount rate	3.68%-8.30%	4.62%
Insurance liquidating trust preferred security	6,765	Discounted cash flow	Discount rate	6.61%	6.61%
Corporate debt securities	75,094	Traders' pricing	Price indications	$100.13	$100.13
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	2,650,613	Discounted cash flow	Discount rate	1.00% - 6.36%	2.82%

Commercial - SBA	243,562	Traders' pricing	Offered quotes	$100.00 - $117.80	$105.60
Commercial - fixed	87,288	Discounted cash flow	Discount rate	5.16%-7.32%	6.03%
Commercial - floating	1,479,962	Discounted cash flow	Discount rate	3.96% -9.70%	4.91%
Commercial loans, at fair value	1,810,812

Investment in unconsolidated entity	31,294	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations	113,650	Discounted cash flow	Discount rate,	2.55%-6.83%	4.15%
			Credit analysis
Subordinated debentures	9,102	Discounted cash flow	Discount rate	6.61%	6.61%

The valuations for each of the instruments above, as of the balance sheet date, is subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the March 31, 2021 table.

a)Commercial mortgage backed investment securities, consisting of Bank issued CRE securities, are valued using discounted cash flow analyses. The discount rates applied are based upon market observations for comparable securities and implicitly assume market averages for defaults and loss severities. Each of the securities has some credit enhancement, or protection from other tranches in the issue, which limit their valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce their value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on these holdings in future periods and impact fair values.

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

c)Corporate debt securities consist of two AAA rated privately placed debt structures backed by investment grade corporate debt each with over 50% credit enhancement. Each of these securities has a coupon of 3 Month London Inter-bank Offered Rate (“LIBOR”) + 3.00%. Price indications are obtained from a broker/dealer with significant experience in trading and evaluating these securities. Changes in either investor yield requirements for relatively illiquid securities, or credit risk could affect the price indications.

d)Loans, net of deferred fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At March 31, 2021, the balance included $190.3 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

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

f) Commercial-fixed are fixed rate commercial mortgages originated for sale. Discount rates used in applying discounted cash flow analysis are determined by an independent valuation consultant based upon loan terms, the general level of interest rates and the quality of the credit. Certain of these loans are fair valued by a third-party, based upon discounting at market rates for similar loans.

g)Commercial-floating are floating rate loans, the vast majority of which are secured by multi-family properties. These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans. Certain of these loans are fair valued by a third-party, based upon discounting at market rates for similar loans.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$9,458	$—	$—	$9,458
Intangible assets	2,746	—	—	2,746
	$12,204	$—	$—	$12,204

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$9,578	$—	$—	$9,578
Intangible assets	2,845	—	—	2,845
	$12,423	$—	$—	$12,423

(1)The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2021, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $9.5 million. To arrive at that fair value, related loan principal of $12.4 million was reduced by specific reserves of $3.0 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at March 31, 2021 were 11 troubled debt restructured loans with a balance of $1.5 million, which had specific reserves of $352,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. There was no other real estate owned in continuing operations at either March 31, 2021 or December 31, 2020.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of March 31, 2021, the Company had entered into five interest rate swap agreements with an aggregate notional amount of $34.6 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.1 million for the three months ended March 31, 2021 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations. The amount payable by the Company under these swap agreements was $1.1 million at March 31, 2021, which is reported in other liabilities. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.8 million as of March 31, 2021.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2021 are summarized below (dollars in thousands):

	March 31, 2021
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	0.19%	(33)
December 23, 2025	6,800	2.16%	0.20%	(376)
December 24, 2025	8,200	2.17%	0.19%	(460)
January 28, 2026	3,000	1.87%	0.22%	(125)
July 20, 2026	6,300	1.44%	0.22%	(109)
Total	$34,600			$(1,103)

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.7 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2021 and December 31, 2020, respectively, the accumulated amortization was $1.7 million and $1.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million allocated as follows: $3.9 million extinguishment of debt, $3.1 million investment in subsidiary, $1.1 million to intangibles and $550,000 primarily comprised of fair value adjustments to the lease receivables and inventory. In the acquisition, the Company acquired $9.9 million of lease receivables, $958,000 in automobile inventory and other assets. The excess of the consideration issued over the book value of the assets acquired was $1.6 million which was comprised of the aforementioned $1.1 million of intangibles and $550,000 of fair value adjustments. The fair value of the leases was $453,000 over their book value which is being amortized over the lives of the leases, with the balance of the $550,000 reflecting automobile inventory fair value adjustments. The $1.1 million of intangibles is comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000 . The customer list intangible is being amortized over a 12 year period and accumulated depreciation was $72,000 at March 31, 2021. Amortization expense is $57,000 per year ($285,000 over the next five years).

Note 11. Recent Accounting Pronouncements

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

Note 12. Shareholder’s Equity

On November 5, 2020, the Company’s Board of Directors authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to repurchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three months ended March 31, 2021, the Company repurchased 594,428 shares of its common stock in the open market under the repurchase plan at an average cost of $16.82 per share.

Note 13. Regulatory Matters

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

Note 14. Legal

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

The Company has received and is responding to two non-public fact-finding inquiries from the SEC, which in each case is seeking to determine if violations of the federal securities laws have occurred. The Company refers to these inquiries collectively as the SEC matters. On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company. Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with the Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank. Since inception of these SEC matters to the present, the Company has been cooperating fully with the SEC. The SEC has not made any findings, or alleged any wrongdoings, with respect to the SEC matters. The costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of the SEC matters.

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

Note 15. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 16, Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes commercial loan sales and securitization, or the retention of such loans if not sold or securitized, SBA loans, direct lease financing and security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$47,830	$—	$9,093	$—	$56,923
Interest allocation	—	9,093	(9,093)	—	—
Interest expense	237	1,223	1,706	—	3,166
Net interest income (loss)	47,593	7,870	(1,706)	—	53,757
Provision for credit losses	822	—	—	—	822
Non-interest income	3,019	21,043	12	—	24,074
Non-interest expense	17,350	18,053	6,480	—	41,883
Income (loss) from continuing operations before taxes	32,440	10,860	(8,174)	—	35,126
Income tax expense	—	—	9,066	—	9,066
Income (loss) from continuing operations	32,440	10,860	(17,240)	—	26,060
Loss from discontinued operations	—	—	—	(95)	(95)
Net income (loss)	$32,440	$10,860	$(17,240)	$(95)	$25,965

	For the three months ended March 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$39,293	$—	$12,173	$—	$51,466
Interest allocation	—	12,173	(12,173)	—	—
Interest expense	340	5,065	3,150	—	8,555
Net interest income (loss)	38,953	7,108	(3,150)	—	42,911
Provision for credit losses	3,579	—	—	—	3,579
Non-interest income	(3,839)	20,421	17	—	16,599
Non-interest expense	16,916	17,145	4,357	—	38,418
Income (loss) from continuing operations before taxes	14,619	10,384	(7,490)	—	17,513
Income tax expense	—	—	4,352	—	4,352
Income (loss) from continuing operations	14,619	10,384	(11,842)	—	13,161
Loss from discontinued operations	—	—	—	(570)	(570)
Net income (loss)	$14,619	$10,384	$(11,842)	$(570)	$12,591

	March 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,636,274	$37,315	$2,966,827	$106,925	$7,747,341
Total liabilities	$40,085	$6,337,901	$772,591	$—	$7,150,577

	December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,491,768	$32,976	$1,638,447	$113,650	$6,276,841
Total liabilities	$304,908	$4,877,674	$513,095	$—	$5,695,677

Note 16. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The loans which constitute the commercial loan portfolio are in the process of disposition including transfers to other financial institutions. As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of are presented as assets held-for-sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Interest income	$853	$1,275
Interest expense	—	—
Net interest income	853	1,275

Non-interest income	2	13
Non-interest expense	979	2,063

Loss before taxes	(124)	(775)
Income tax benefit	(29)	(205)
Net loss	$(95)	$(570)

The following table presents assets held-for-sale from discontinued operations at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Loans, net	$85,237	$91,316
Other real estate owned	21,688	22,334
Total assets	$106,925	$113,650

Non-interest expense for the three months ended March 31, 2021 and March 31, 2020 reflected $126,000 of recoveries and $536,000 of fair value and realized losses on loans, respectively. For those respective periods, it also reflected respective expenses and losses of $606,000 and $1.0 million related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $106.9 million of loans and other real estate owned remain in assets held-for-sale on the March 31, 2021 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of March 31, 2021. The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $31.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements. The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 17. Subsequent Events

The Company evaluated its March 31, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments

Unlike the first quarter of 2021, the Covid-19 pandemic significantly impacted our financial performance in the first quarter of 2020, primarily through unrealized losses on commercial loans, at fair value. First quarter 2021 net income of $26.0 million, was not significantly impacted by the Covid-19 pandemic while net income of $12.6 million for first quarter 2020 reflected related pre-tax charges of approximately $6.8 million. Those charges reflected $5.1 million of unrealized losses on commercial loans, at fair value and $819,000 of unrealized losses in discontinued operations, each of which were directly related to the economic impact of the Covid-19 pandemic. The charges also reflected an approximate $849,000 increase in the provision for credit losses related to economic factors. The $71.4 million of hotel loans in our $1.55 billion commercial loans held at fair value portfolio may also represent an elevated risk. Of that $1.55 billion, $18.8 million, with a weighted average origination loan-to-value of 63%, are in deferral with respect to principal and interest payments. The loans in deferral consist of one hotel loan of $9.1 million and one retail property loan (a movie complex) of $9.8 million. However, $1.41 billion of that $1.55 billion portfolio are multi-family loans (apartments), which have an updated expected Covid-19 pandemic cumulative loss rate of 1.2% based on an analysis by a nationally recognized analytics firm. Our largest $1.68 billion loan portfolio is substantially all comprised of securities-backed lines of credit, or SBLOC, and insurance policy cash value-backed lines of credit, or IBLOC, loans which have not incurred losses, notwithstanding the historic declines in equity markets in 2020. Approximately half of the Small Business Administration, or SBA, loan portfolio is U.S. government guaranteed, and the U.S. government paid principal and interest on those loans for a six month period which began in April 2020. In February 2021, the U.S. government began making payments for a two month period on such loans, and for up to a five month period for loans more impacted by the Covid-19 pandemic, such as loans for hotels and restaurants. Unlike the six payments made under the prior legislation, these payments are limited to $9,000 per month. No additional payments have currently been authorized; however, lenders may defer payments on loans with Covid-related payment issues through December 31, 2021 or the end of the national emergency, whichever comes first. The majority of the other SBA loans consist of commercial mortgages with 50% to 60% origination date loan-to-value. For leases which experience credit issues, we have recourse to the leased vehicles. While there is continued uncertainty related to the future, we believe these are positive characteristics of our loan portfolio which demonstrate lower risk than other forms of lending.

U.S. government efforts to address the economic impact of the Covid-19 pandemic include several actions which have and will directly impact us as follows:

The Paycheck Protection Program, (“PPP”), provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. In 2020, under the CARES Act, we originated approximately 1,250 PPP loans under the original program, totaling in excess of $200 million, which we expect will net approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, subsequent legislation and rulemaking have resulted in their estimated recognition over approximately eleven months which began in April 2020. The Consolidated Appropriations Act, 2021 provided funding for additional PPP loans beginning in first quarter 2021. In that new lending program we have originated approximately 630 PPP loans, totaling approximately $100 million, which we expect will net approximately $3.4 million of fees and interest. The average loan size was approximately $155,000, with over 90% of the loans under $350,000. As that new legislation included lost revenue thresholds for participation, our loan volume and fees were less than for the 2020 PPP. These fees are being recognized over an 11 month period, which is the estimated period of repayment by the U.S. government, beginning in February 2021.

•The SBA began, in February 2021, to make between two and five months of principal and interest payments, up to $9,000 per month on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. The payments of up to five months were for businesses more greatly impacted by the Covid-19 pandemic such as hotels and restaurants. As of March 31, 2021, we had $349.5 million of related guaranteed balances, and additionally had $190.3 million of PPP loans which were also guaranteed. Deferrals for principal and interest payments may be granted through the earlier of December 31, 2021 or the end of the national emergency.

•Accounting and banking regulators have determined that loans with deferrals of principal and interest payments related to the Covid-19 pandemic will not, during the deferral period noted above, be classified as restructured.

The following table summarizes our loan payment deferrals as of March 31, 2021:

	Cumulative months deferred(1)	Total loan balance deferrals	Total non-guaranteed loan balance deferrals	Total loan balances	% of total loan balances with deferrals	% of total non-guaranteed loan balances with deferrals
	(dollars in thousands)
Commercial real estate loans held at fair value (excluding SBA loans shown below)	6.0	$18,843	$18,843	$1,545,932	1.2%	1.2%
Securities backed lines of credit, insurance backed lines of credit & advisor financing	—	—	—	1,681,278	—	—
SBL commercial mortgage	8.6	44,740	24,175	436,693	10.2%	5.5%
SBL construction	—	—	—	20,692	—	—
SBL non-real estate and PPP	7.6	14,852	3,664	424,968	3.5%	0.9%
Direct lease financing	—	—	—	484,316	—	—
Discontinued operations	8.5	764	764	89,692	0.9%	0.9%
Other consumer loans and specialty lending	—	—	—	6,665	—	—
Total	7.8	$79,199	$47,446	$4,690,236	1.7%	1.0%

(1) Weighted average of cumulative months deferred for loan payments currently on deferral.

Note: SBL balances above include loans reported in commercial loans, at fair value, in the balance sheet.

In the last column of the table above, the percentages for total loan balance deferrals for SBL categories are comprised of the unguaranteed portions of SBA loans. The CARES Act provided SBA 7a borrowers six months of principal and interest payments. The Consolidated Appropriations Act, 2021 provided for at least two additional months of payments on SBA 7a loans which began on February 1, 2021. Hotel, restaurant and other loans more highly impacted by the Covid-19 pandemic receive up to five additional months of payments. Unlike the CARES Act, these payments are capped at $9,000 per month. Those reinstituted payments were reflected in decreases in deferrals compared to December 31, 2020. In addition to the payments being made on these loans by the U.S. government, the following table details the diversification of the non-guaranteed portions of SBA 7a loans in deferral, which we believe is a mitigant to potential losses. Additional diversification tables by geography and loan size are also presented under “Financial Condition-Loan Portfolio”. The unguaranteed portions of SBA 7a loans total $105.1 million and may represent an elevated risk. The following table details the loan types for the $10.5 million of the unguaranteed portions of 7a deferrals which are included in the table above.

	Total	% Total
	(in thousands)
Full-service restaurants	$3,115	30%
Hotels*	1,535	15%
Sports and recreation instruction	1,157	11%
Services for the elderly and persons with disabilities	947	9%
Offices of dentists	829	8%
Drinking places (alcoholic beverages)	726	7%
All other amusement and recreation industries	580	6%
Administrative management services	334	3%
Commercial printing	333	3%
Automotive glass replacement shops	315	3%
Cosmetology and barber schools	244	2%
Clothing and furnishings merchant wholesalers	220	2%
Janitorial services	184	1%
Total	$10,519	100%

* At March 31, 2021, SBA 7a loans, included in SBL, totaled $454.7 million of which $105.1 million was not U.S. government guaranteed. The CARES Act provided SBA 7a borrowers six months of principal and interest payments. The Consolidated Appropriations Act, 2021 provides for an additional two months of payments on SBA 7a loans which began on February 1, 2021, with up to five months for hotel and restaurant loans, limited to $9,000 per month.

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

Other performance indicators. Other performance indicators we use include loan growth, non-interest income growth, the level of non-interest expense and various capital measures.

Results of performance indicators. In the past approximately five years, we have transitioned from a balance sheet which was significantly comprised of local Philadelphia commercial real estate loans, to other types of lending which we believe are lower risk. These include: multi-family (apartment) loans in selected national regions; loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”); SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; and leasing to which we have access to underlying vehicles. These loan categories have grown significantly which we believe has contributed to improved financial performance over the past five years.

Our most recent improved financial performance is reflected in a number of these performance indicators. In first quarter 2021, return on assets and return on equity amounted to 1.56% and 17.88% (annualized), respectively, compared to 0.91% and 10.28% (annualized) in the prior year. Net interest margin was 3.34% in first quarter 2021 and first quarter 2020. Deposit accounts generated by our payments business, which is also the primary driver of non-interest income, has resulted in a cost of funds lower than other forms of funding. One capital measure utilized is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At March 31, 2021, that ratio was 7.70%, compared to 9.13% a year earlier. The reduction reflected the impact of stimulus payments in March 2021 and significant amounts of those payments remained on deposit as of March 31, 2021. A significant amount of such deposits will likely be spent over time.

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

•small business loans, primarily SBA loans, and

•loans, primarily multi-family (apartments) originally generated for sale through securitizations, or CMBS. In 2020, we decided to retain these loans on our balance sheet as interest earning assets.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition. This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, SBA lending, and, prior to 2020, commercial real estate securitization. We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control. We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans. Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $106.9 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the March 31, 2021 balance sheet, which reflects the impact of related sales, paydowns and fair value charges. Additionally, that balance sheet reflects $31.0 million in investment in an unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Our net income of $26.0 million for the first quarter of 2021 increased from $12.6 million for the first quarter of 2020, primarily as a result of growth in net interest income, which increased $10.8 million, and reflected a $3.9 million increase in interest on commercial real estate loans originated for securitization. Related average balances increased approximately 35.0% to $1.51 billion between these periods. A planned sale of approximately $825.0 million of CRE loans that we had expected to complete in April 2020, was not consummated by the purchaser. These loans carry a weighted average yield of 4.8%, with 1.2% of Covid-19 losses projected through an analysis by an independent industry analytics firm. These loans are on the books at a $0.99 or lower dollar price and we currently plan to retain them on our balance sheet. Net interest income also reflected an increase of $3.8 million in SBL interest. That increase reflected $1.4 million of interest on a short-term line of credit to another institution to initially fund PPP loans, which is not expected to recur. It also reflected $2.4 million of fees and interest on PPP loans. While SBL balances excluding PPP loans increased 16% at March 31, 2021 compared to March 31, 2020, the impact of that growth was largely offset by the impact of the lower rate environment on such loans, which are primarily variable rate. SBLOC and IBLOC loans totaled $1.62 billion at March 31, 2021, compared to $1.16 billion at March 31, 2020, reflecting 40% annual growth. Related interest income decreased $1.0 million as a result of the aforementioned lower rate environment. The increase in net interest income also reflected reductions in cost of funds. While our largest funding source, prepaid and debit card account deposits, contractually adjust to only a portion of increases or decreases in market rates, the aforementioned Federal Reserve reductions resulted in a 21 basis point cost of funds in first quarter 2020. Prepaid, debit card and related fees are the largest driver of non-interest income. Such fees for first quarter 2021 increased 3.6% over the comparable 2020 period and totaled $19.2 million. For those periods, non-interest expense increased approximately 9.0%. The holding company leverage ratio was 8.6% at March 31, 2021.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the Consolidated Statements of Operations. If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity. We evaluate whether a credit loss exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from first-party sources and internal assumptions and judgments regarding the future performance of the security.

We account for our stock-based compensation plans based on the fair value of the awards made, which include stock options, restricted stock, and performance based shares. To assess the fair value of the awards made, management makes assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates. All these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

Results of Operations

First quarter 2021 to first quarter 2020

Net Income: Income from continuing operations before income taxes was $35.1 million in the first quarter of 2021 compared to $17.5 million in the first quarter of 2020. Net income from continuing operations for the first quarter of 2021 was $26.1 million, or $0.45 per diluted share, compared to $13.2 million, or $0.23 per diluted share, for the first quarter of 2020. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income and non-interest income. After discontinued operations, net income for the first quarter of 2021 amounted to $26.0 million, compared to $12.6 million for the first quarter of 2020. Net interest income for the first quarter of 2021 increased 25.3%, to $53.8 million from $42.9 million in the first quarter of 2020 primarily as a result of lower interest expense and higher loan balances. The lower interest expense reflected the impact of the Federal Reserve’s 1.5% rate reductions which occurred toward the end of first quarter 2020. The provision for credit losses decreased $2.8 million to $822,000 in the first quarter of 2021 compared to $3.6 million in the first quarter of 2020. Non-interest income (excluding security gains and losses) increased $7.4 million, reflecting an improvement in net realized and unrealized gains (losses) on commercial loans originated for sale of $7.2 million. The $7.2 million improvement was primarily the result of unrealized losses in the first quarter of 2020 due to changes in fair value related to the Covid-19 pandemic. Loans at fair value are primarily comprised of multifamily (apartment) loans. In 2020, we decided to retain these loans in our portfolio and no future securitizations are currently planned. Prepaid, debit card and related fees are the primary driver of non-interest income and increased 3.6%, to $19.2 million, in the first quarter of 2021 compared to first quarter 2020. Non-interest expense increased $3.5 million, or 9.0% to $41.9 million in the first quarter of 2021 compared to $38.4 million in the first quarter of 2020, reflecting a $2.9 million increase in salary expense and a $1.1 million increase in legal expense between those periods. Diluted income per share was $0.44 in the first quarter of 2021 compared to $0.22 diluted income per share in the first quarter of 2020 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the first quarter of 2021 increased to $53.8 million, an increase of $10.8 million, or 25.3%, from $42.9 million in the first quarter of 2020. Our interest income for the first quarter of 2021 increased to $56.9 million, an increase of $5.5 million, or 10.6%, from $51.5 million for the first quarter of 2020. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.48 billion for the first quarter of 2021 from $3.27 billion for the first quarter of 2020, an increase of $1.21 billion, or 37.0%. Related interest income increased $8.6 million on a tax equivalent basis. The increase in average loans primarily reflected growth in commercial loans originated for securitization and SBLOC, IBLOC and SBA loans. The average balance of our commercial mortgages originated for securitization increased $391.4 million, or 35.0% from first quarter 2020. Of the total $8.6 million increase in loan interest income, the largest increases were $3.9 million for commercial loans generated for securitization to $18.1 million and $3.8 million for SBA loans to $12.0 million. Our average investment securities of $1.20 billion for the first quarter of 2021 decreased $203.7 million from $1.40 billion for the first quarter of 2020. Related tax equivalent interest income decreased $1.7 million primarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the commercial loans originated for sale or securitization. As noted, these loans are now being held on the balance sheet and no securitizations are planned. While interest income increased by $5.5 million, interest expense decreased by $5.4 million as deposits also repriced to the lower rate environment. The decrease in interest expense also reflected lower balances of overnight borrowings.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2021 and the first quarter of 2020 was 3.34%. While the yield on interest earning assets decreased 45 basis points, the cost of deposits and interest bearing liabilities decreased 49 basis points, or a net change of 4 basis points. The relatively flat net interest margin reflected the impact of higher balances maintained at the Federal Reserve as a result of deposits of stimulus payments resulting from December 2020 federal legislation. Average interest earning deposits at the Federal Reserve Bank increased $254.0 million, or 51.4%, to $747.8 million in the first quarter of 2021 from $493.9 million in the first quarter of 2020. The resulting reduction in the net interest margin was partially offset by the impact of $1.4 million of interest on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average interest earning assets. The net interest margin reflects the 4.8% weighted average floor on commercial real estate loans originated for securitization. As noted, these loans are now being held on the balance sheet and no securitizations are planned. Yields on variable rate loans generally fell as a result of the Federal Reserve rate reductions. In the first quarter of 2021, the average yield on our loans decreased to 4.27% from 4.80% for the first quarter of 2020, a decrease of 53 basis points. Yields on taxable investment securities in the first quarter of 2021 decreased to 2.95% compared to 3.01% for the first quarter of 2020, a decrease of 6 basis points. The cost of total deposits and interest bearing liabilities decreased 49 basis points to 0.21% for the first quarter of 2021 compared to 0.70% in the first quarter of 2020, also resulting from the impact of the aforementioned Federal Reserve rate reductions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs**	$4,476,617	$47,811	4.27%	$3,262,378	$39,159	4.80%
Leases-bank qualified*	6,982	118	6.76%	10,975	200	7.29%
Investment securities-taxable	1,193,009	8,808	2.95%	1,395,545	10,495	3.01%
Investment securities-nontaxable*	4,042	35	3.46%	5,174	39	3.02%
Interest earning deposits at Federal Reserve Bank	747,845	183	0.10%	493,876	1,623	1.31%
Net interest earning assets	6,428,495	56,955	3.54%	5,167,948	51,516	3.99%

Allowance for credit losses	(16,069)			(10,176)
Assets held-for-sale from discontinued operations	109,128	853	3.13%	137,286	1,275	3.71%
Other assets	214,171			226,881
	$6,735,725			$5,521,939

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,501,697	$1,617	0.12%	$4,353,690	$6,695	0.62%
Savings and money market	407,186	149	0.15%	173,575	50	0.12%
Time	—	—	—	319,505	1,483	1.86%
Total deposits	5,908,883	1,766	0.12%	4,846,770	8,228	0.68%

Short-term borrowings	13,055	8	0.25%	56,813	165	1.16%
Repurchase agreements	41	—	—	72	—	—
Subordinated debt	13,401	113	3.37%	13,401	162	4.84%
Senior debt	100,140	1,279	5.11%	—	—	—
Total deposits and liabilities	6,035,520	3,166	0.21%	4,917,056	8,555	0.70%

Other liabilities	111,241			113,582
Total liabilities	6,146,761			5,030,638

Shareholders' equity	588,964			491,301
	$6,735,725			$5,521,939

Net interest income on tax equivalent basis *		$54,642			$44,236

Tax equivalent adjustment		32			50

Net interest income		$54,610			$44,186

Net interest margin *			3.34%			3.34%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes loans held-for-sale at March 31, 2020. All periods include commercial loans, at fair value and non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $1.4 million of fees which are not expected to recur. The fees were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets. Interest on loans also includes $2.4 million of interest and fees on PPP loans, which represents the remaining recognition of fees on PPP loans made in 2020, and the initial recognition of fees on PPP loans made in 2021. Approximately $3.4 million of fees on the 2021 PPP loans is being recognized throughout full year 2021, which is the estimated period of repayment by the U.S. government. Increases in interest earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

For the first quarter of 2021, average interest earning assets increased to $6.43 billion, an increase of $1.26 billion, or 24.4%, from $5.17 billion in the first quarter of 2020. The increase reflected increased average balances of loans and leases of $1.21 billion, or 37.0%, partially offset by decreased average investment securities of $203.7 million, or 14.5%. For those respective periods, average demand and interest checking deposits increased $1.15 billion, or 26.4%, primarily as a result of deposit growth in prepaid and debit card accounts. The $233.6 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A significant amount of the year over year growth in both demand and savings categories occurred in the first quarter of 2021. In that quarter, average demand and interest checking balances amounted to $5.50 billion while average savings and money market balances amounted to $407.2 million. Respective averages for the fourth quarter of 2020 amounted to $5.0 billion and $270.8 million. The 2021 averages reflected the impact of stimulus payments distributed to a large segment of the population, as authorized by 2020 federal legislation to address the economic impact of Covid-19. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $822,000 for the first quarter of 2021 compared to $3.6 million for the first quarter of 2020. The allowance for credit losses increased to $16.4 million, or 0.58%, of total loans at March 31, 2021, from $16.1 million, or 0.61%, of total loans at December 31, 2020. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $24.1 million in the first quarter of 2021 compared to $16.6 million in the first quarter of 2020. The $7.5 million, or 45.0%, increase between those respective periods was primarily the result of an improvement in net realized and unrealized gains (losses) on commercial loans initially originated for sale, which we later decided to retain on the balance sheet. Net realized and unrealized gains ( losses) on such loans increased to a gain of $2.0 million from a loss of $5.2 million. The loss in the first quarter of 2020 reflected the impact of the Covid-19 pandemic. We are planning to hold loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. Prepaid, debit card and related fees increased $668,000, or 3.6%, to $19.2 million for the first quarter of 2021 compared to $18.5 million in first quarter 2020. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $50,000, or 2.7%, to $1.8 million for the first quarter of 2021 compared to $1.8 million in the first quarter of 2020. Leasing related income increased $132,000, or 15.8%, to $965,000 for the first quarter of 2021 from $833,000 for the first quarter of 2020. The increase reflected the impact of the reopening of vehicle auctions after Covid-19 pandemic shutdowns, the related gains on vehicle sales for which are recorded in this income category. Other non-interest income decreased $472,000, or 81.2%, to $109,000 for the first quarter of 2021 from $581,000 in the first quarter of 2020. The decrease reflected a decrease in miscellaneous loan fees related to our loans originated for sale.

Non-Interest Expense. Total non-interest expense was $41.9 million for the first quarter of 2021, an increase of $3.5 million, or 9.0%, compared to $38.4 million for the first quarter of 2020. Salaries and employee benefits increased to $25.7 million for the first quarter of 2021, an increase of $2.9 million, or 12.8%, from $22.7 million for the first quarter of 2020. Higher salary expense in 2021 reflected higher equity related incentive compensation expense, higher business development expense for SBLOC, IBLOC and SBL and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $135,000, or 16.0%, to $709,000 in the first quarter of 2021 from $844,000 in the first quarter of 2020, which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $169,000, or 11.9%, to $1.3 million in the first quarter of 2021 from $1.4 million in the first quarter of 2020 reflecting a reduction in leased space and a relocation to lower cost space. Data processing decreased $43,000, or 3.7%, to $1.1 million in the first quarter of 2021 from $1.2 million in the first quarter of 2020. Printing and supplies decreased $92,000, or 58.2%, to $66,000 in the first quarter of 2021 from $158,000 in the first quarter of 2020, reflecting fewer paper based accounts and processes. Audit expense decreased $38,000, or 9.5%, to $363,000 in the first quarter of 2021 from $401,000 in the first quarter of 2020. Legal expense increased $1.1 million, or 125.0%, to $2.1 million in the first quarter of 2021 from $913,000 in the first quarter of 2020, reflecting increased costs associated with two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements. Amortization of intangible assets decreased by $48,000, or 32.7%, to $99,000 in the first quarter of 2021 from $147,000 in the first quarter of 2020. The reduction reflected the completion of the amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased $209,000, or 8.1%, to $2.4 million for the first quarter of 2021 from $2.6 million in the first quarter of 2020 primarily due to a reduction in the Bank’s assessment rate which was partially offset by an increase in average liabilities, against which insurance rates are applied. Software expense increased $207,000, or 6.0%, to $3.7 million in the first quarter of 2021 from $3.5 million in the first quarter of 2020, reflecting expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements. Insurance expense increased $122,000, or 19.6%, to $745,000 in the first quarter of 2021 compared to $623,000 in the first quarter of 2020, reflecting higher rates. Telecom and IT network communications increased $13,000, or 3.3%, to $405,000 in the first quarter of 2021 from $392,000 in the first quarter of 2020. Consulting increased $9,000, or 3.5%, to $264,000 in the first quarter of 2021 from $255,000 in the first quarter of 2020. Other non-interest expense decreased $210,000, or 6.4%, to $3.1 million in the first quarter of 2021 from $3.3 million in the first quarter of 2020. The $210,000 decrease reflected a $539,000 reduction in travel expenses which was partially offset by other expense increases.

Income Taxes. Income tax expense for continuing operations was $9.1 million for the first quarter of 2021 compared to $4.4 million in the first quarter of 2020. A 25.8% effective tax rate in 2021 and a 24.9% effective tax rate in 2020 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average deposits increased by $1.06 billion, or 21.9%, to $5.91 billion for first quarter 2021 compared to first quarter 2020. While that increase primarily reflected increases in transaction accounts from debit and prepaid card account balances, it also reflected an increase in average savings and money market accounts of $233.6 million between those periods. The growth in savings and money market accounts resulted from interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A significant amount of the year over year growth in all these categories occurred in the first quarter of 2021. In that quarter, average demand and interest checking deposits amounted to $5.50 billion while average savings and money market accounts amounted to $407.2 million. Respective averages for the fourth quarter of 2020 amounted to $5.0 billion and $270.8 million. The 2021 averages reflected the impact of stimulus payments distributed to a large segment of the population, as authorized by 2020 federal legislation to address the economic impact of Covid-19. A portion of the increase in deposits has been retained at the Federal Reserve, and related average balances at that institution in first quarter 2021 increased to $747.8 million from $493.9 million in first quarter 2020. The increased deposits were also utilized to fund loan growth, while securities prepayments accelerated after the Federal Reserve’s first quarter 2020 rate reductions, and reduced securities balances. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $1.13 billion at March 31, 2021 compared to $1.21 billion at December 31, 2020. In excess of $600 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as collateral for our Federal Home Loan Bank line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during first quarter 2021. As a result, at March 31, 2021 outstanding loans amounted to $2.83 billion, compared to $2.65 billion at the prior year end, an increase of $174.8 million, which was generally funded by deposits. Commercial loans held at fair value decreased to $1.78 billion from $1.81 billion between those respective dates, a decrease of $30.0 million. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result are classified as brokered by the FDIC. The FDIC guidance for classification of deposit accounts as brokered is relatively broad, and generally includes accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which should result in certain of our deposits being reclassified from brokered to non-brokered, although the FDIC has not yet determined the extent of such reclassifications.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of March 31, 2021, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the Covid-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of March 31, 2021, we had eligible securities which would result in approximately $600 million of availability. Additionally, we have pledged approximately $1.3 billion of multi-family loans to the FHLB. As a result, we have approximately $1.0 billion of availability on our line of credit which we can access at any time. As of March 31, 2021, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term needs for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities and senior debt. Our sources of liquidity primarily come in the form of dividends from the Bank to the holding company. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of March 31, 2021, we had cash reserves of approximately $98.7 million at the holding company. A reduction from the prior quarter end reflected the impact of $10.0 million of common stock repurchases. The quarterly interest payments on the $100.0 million of senior debt are approximately $1.2 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at March 31, 2021 were $1.74 billion of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the three months ended March 31, 2021 were $125.5 million compared to net redemptions of $61.5 million for the prior year period. We had outstanding commitments to fund loans, including unused lines of credit, of $2.14 billion and $2.17 billion as of March 31, 2021 and December 31, 2020, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. Such commitments are normally based on the full amount of collateral in a customer’s investment account. However, such commitments have historically been drawn at only a fraction of the total commitment. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2021, we were “well capitalized” under banking regulations.

The reduction in the leverage ratio from year end reflected significant deposit inflows toward the end of first quarter 2021, which resulted primarily from stimulus payments authorized by the December 2020 legislation noted previously.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2021
The Bancorp, Inc.	8.62%	14.81%	15.23%	14.81%
The Bancorp Bank	8.69%	14.95%	15.37%	14.95%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2021. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rate floors are included in commercial loans held at fair value and totaled approximately $1.55 billion at March 31, 2021. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,642,695	$9,182	$36,757	$12,140	$79,988
Loans net of deferred loan costs	2,108,881	75,166	269,758	277,688	95,583
Investment securities	516,327	104,166	184,681	198,675	124,610
Interest earning deposits	1,738,749	—	—	—	—
Total interest earning assets	6,006,652	188,514	491,196	488,503	300,181

Interest bearing liabilities:
Demand and interest checking	4,034,788	121,590	121,590	—	—
Savings and money market	172,570	345,141	172,570	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	98,406	—
Total interest bearing liabilities	4,220,801	466,731	294,160	98,406	—
Gap	$1,785,851	$(278,217)	$197,036	$390,097	$300,181
Cumulative gap	$1,785,851	$1,507,634	$1,704,670	$2,094,767	$2,394,948
Gap to assets ratio	23%	(4)%	3%	5%	4%
Cumulative gap to assets ratio	23%	19%	22%	27%	31%

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

Financial Condition

General. Our total assets at March 31, 2021 were $7.75 billion, of which our total loans were $2.83 billion and our commercial loans held at fair value were $1.78 billion. At December 31, 2020, our total assets were $6.28 billion, of which our total loans were $2.65 billion and our commercial loans held at fair value were $1.81 billion. The increase in assets reflected deposits resulting from stimulus payments authorized by 2020 federal legislation to address the economic impact of Covid-19. The majority of those deposits are reflected in the $1.74 billion of interest earning deposits at the Federal Reserve at March 31, 2021.

Interest earning deposits and federal funds sold. At March 31, 2021, we had a total of $1.74 billion of interest earning deposits compared to $339.5 million at December 31, 2020, an increase of $1.40 billion. These deposits were comprised primarily of balances at the Federal Reserve, and as stated previously reflect the impact of stimulus payments.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $1.13 billion at March 31, 2021, a decrease of $77.7 million, or 6.4%, from December 31, 2020. The decrease reflected prepayments on mortgage backed-securities.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit impairments in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended March 31, 2021 and 2020, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million at March 31, 2021 and December 31, 2020. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At March 31, 2021 and December 31, 2020 no investment securities were encumbered through pledging as there were no borrowings as of that date.

As of March 31, 2021 the principal balance of the security we owned issued by CRE-1 was $7.2 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $7.2 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at over $35 million, based upon a 2020 post-Covid appraisal. As of March 31, 2021 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 27% excess credit support; thus, losses of 27% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral was appraised in 2017, with certain of those appraisals updated in 2020 at the direction of the special servicer, for an appraised value of approximately $132.0 million. The remaining principal to be repaid on all securities is approximately $114.4 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 27% credit support within the securitization structure. However, reappraisals for remaining properties could result in further decreases in collateral valuation. While available information indicates that collateral valuation will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 27% credit support.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of March 31, 2021 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$6,208	2.25%	$20,520	2.81%	$16,432	2.25%	$43,160
Asset-backed securities *	—	—	7,045	1.52%	142,767	1.49%	87,910	2.06%	237,722
Tax-exempt obligations of states and political subdivisions **	485	2.55%	2,541	2.99%	1,219	2.30%	—	—	4,245
Taxable obligations of states and political subdivisions	1,603	2.61%	32,388	3.21%	17,005	3.56%	—	—	50,996
Residential mortgage-backed securities	1,243	2.66%	48,344	2.41%	27,970	2.76%	164,387	1.58%	241,944
Collateralized mortgage obligation securities	—	—	—	—	10,177	2.03%	119,060	2.10%	129,237
Commercial mortgage-backed securities	—	—	78,164	2.59%	31,939	0.84%	254,568	3.34%	364,671
Corporate debt securities	—	—	—	—	—	—	56,484	3.43%	56,484
Total	$3,331		$174,690		$251,597		$698,841		$1,128,459
Weighted average yield		2.62%		2.61%		1.82%		2.53%

* The average yields of asset backed securities, which are segregated by amount in Note 5 to the consolidated financial statements, are as follows: collateralized loan obligation securities 1.56%, federally insured student loan securities 1.18%.

** If adjusted to their taxable equivalents, yields would approximate 3.23%, 3.78% and 2.91% for zero to one year, one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans held at fair value are comprised of commercial real estate loans and SBA loans originated for sale or securitization in the secondary market, which are now being held on the balance sheet. Commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans held at fair value decreased to $1.78 billion at March 31, 2021 from $1.81 billion at December 31, 2020. The decrease resulted from loan payoffs and payments.

Loan portfolio. Total loans increased to $2.83 billion at March 31, 2021 from $2.65 billion at December 31, 2020.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2021	2020
SBL non-real estate	$305,446	$255,318
SBL commercial mortgage	320,013	300,817
SBL construction	20,692	20,273
Small business loans *	646,151	576,408
Direct lease financing	484,316	462,182
SBLOC / IBLOC **	1,622,359	1,550,086
Advisor financing ***	58,919	48,282
Other specialty lending	2,251	2,179
Other consumer loans ****	4,201	4,247
	2,818,197	2,643,384
Unamortized loan fees and costs	8,879	8,939
Total loans, net of unamortized loan fees and costs	$2,827,076	$2,652,323

	March 31,	December 31,
	2021	2020
SBL loans, net of deferred costs of $1,294 and $1,536
for March 31, 2021 and December 31, 2020, respectively	$647,445	$577,944
SBL loans included in commercial loans, at fair value	234,908	243,562
Total small business loans	$882,353	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. An increase in SBL non-real estate loans from $255.3 million to $305.4 million in the first quarter of 2021 reflected an increase of $24.5 million of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $190.3 million at March 31, 2021 and $165.7 million at December 31, 2020. In addition, the Bank provided a short-term line of credit to another institution at March 31, 2021 in the amount of $14.6 million to initially fund PPP loans, which is included in the SBL non-real estate category.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $504.8 million and $437.2 million.

*** In 2020, the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $932,000 and $663,000 at March 31, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of March 31, 2021 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$349,533
Paycheck Protection Program loans (a)	190,266
Commercial mortgage SBA (b)	179,694
Construction SBA (c)	14,096
Unguaranteed portion of U.S. government guaranteed loans (d)	105,133
Non-SBA small business loans (e)	33,554
Total principal	$872,276
Unamortized fees	10,077
Total small business loans	$882,353

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the bank adheres.

(c)Of the $14 million in Construction SBA loans, $11 million are 504 first mortgages with an origination date loan-to-value of 50-60% and $3 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $105 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $34 million of non-SBA loans are comprised of a $15 million short-term line of credit to initially fund PPP loans with the remaining $19 million mainly comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators, are considered seasoned and have performed as agreed. A $2 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a, PPP loans, and a line of credit to initially fund PPP loans, by loan type as of March 31, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels	$66,239	$3,075	$21	$69,335	22%
Full-service restaurants	15,464	1,164	2,695	19,323	5%
Baked goods stores	4,382	—	11,792	16,174	5%
Child day care services	14,884	—	1,068	15,952	5%
Car washes	9,904	980	183	11,067	5%
Offices of lawyers	9,551	—	—	9,551	3%
Assisted living facilities for the elderly	1,155	8,111	—	9,266	3%
Limited-service restaurants	3,995	573	4,467	9,035	3%
Funeral homes and funeral services	7,570	286	—	7,856	2%
Fitness and recreational sports centers	4,977	915	1,831	7,723	2%
Lessors of nonresidential buildings (except miniwarehouses)	7,474	—	109	7,583	2%
General warehousing and storage	7,300	—	—	7,300	2%
All other amusement and recreation industries	5,000	27	1,114	6,141	1%
Outpatient mental health and substance abuse centers	4,984	—	—	4,984	1%
Gasoline stations with convenience stores	4,391	—	—	4,391	1%
Offices of dentists	3,359	85	48	3,492	1%
Other warehousing and storage	3,278	—	—	3,278	1%
New car dealers	3,217	—	—	3,217	1%
Offices of physicians (except mental health specialists)	2,743	—	16	2,759	1%
All other miscellaneous general purpose machinery manufacturing	2,606	—	—	2,606	1%
Automotive body, paint, and interior repair and maintenance	1,754	—	599	2,353	1%
All other specialty trade contractors	991	—	1,389	2,380	1%
Pet care (except veterinary) services	1,864	—	485	2,349	1%
Sewing, needlework, and piece goods stores	2,337	—	—	2,337	1%
Caterers	2,126	—	184	2,310	1%
Amusement arcades	2,277	—	—	2,277	1%
Plumbing, heating, and air-conditioning contractors	1,950	—	157	2,107	1%
Offices of real estate agents and brokers	2,090	—	—	2,090	1%
Landscaping services	448	—	1,620	2,068	1%
Independent artists, writers, and performers	2,054	—	—	2,054	1%
Drinking places (alcoholic beverages)	1,368	—	656	2,024	1%
All other miscellaneous food manufacturing	1,489	—	429	1,918	1%
Sports and recreation instruction	—	—	1,874	1,874	1%
Other**	42,928	354	25,454	68,736	20%
	$246,149	$15,570	$56,191	$317,910	100%

* Of the SBL commercial mortgage and SBL construction loans, $63.5 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $1.5 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a, PPP loans, and a line of credit to initially fund PPP loans, by state as of March 31, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$44,914	$8,138	$7,776	$60,828	19%
California	39,537	1,165	4,540	45,242	14%
Pennsylvania	29,404	286	3,524	33,214	10%
Illinois	23,081	—	2,776	25,857	8%
North Carolina	21,702	901	2,950	25,553	8%
New York	14,835	3,075	5,429	23,339	7%
Texas	11,954	—	5,045	16,999	5%
Tennessee	10,558	—	791	11,349	4%
New Jersey	4,312	—	6,862	11,174	4%
Virginia	9,294	—	1,841	11,135	4%
Georgia	7,314	—	2,031	9,345	3%
Colorado	3,325	1,896	1,581	6,802	2%
Michigan	3,177	—	1,504	4,681	1%
Washington	3,196	—	199	3,395	1%
Ohio	2,711	—	520	3,231	1%
Other States	16,835	109	8,822	25,766	9%
	$246,149	$15,570	$56,191	$317,910	100%

* Of the SBL commercial mortgage and SBL construction loans, $63.5 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of March 31, 2021 (in thousands):

Type*	State	SBL commercial mortgage*	SBL construction*	Total
Lawyers office	California	$8,807	$—	$8,807
Hotel	Florida	8,729	—	8,729
General warehouse and storage	Pennsylvania	7,300	—	7,300
Hotel	North Carolina	5,775	—	5,775
Assisted living facility	Florida	—	5,192	5,192
Outpatient mental health and substance abuse center	Florida	4,985	—	4,985
Hotel	North Carolina	4,747	—	4,747
Fitness and recreation sports center	Pennsylvania	4,510	—	4,510
Hotel	Pennsylvania	4,172	—	4,172
Hotel	Tennessee	3,785	—	3,785
Total		$52,810	$5,192	$58,002

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans held at fair value, excluding SBA loans, are as follows including LTV at origination as of March 31, 2021 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	155	$1,405,455	76%	4.77%
Hospitality (hotels and lodging)	11	71,416	65%	5.75%
Retail	7	47,690	71%	4.55%
Other	7	26,979	70%	5.23%
	180	$1,551,540	76%	4.82%
Fair value adjustment		(4,778)
Total		$1,546,762

The following table summarizes our commercial real estate loans held at fair value, excluding SBA loans, by state as of March 31, 2021 (in thousands):

	Balance	Origination date LTV
Texas	$432,255	77%
Georgia	211,073	77%
North Carolina	114,464	77%
Arizona	111,657	76%
Alabama	56,773	76%
Ohio	56,438	69%
Other states each <$50 million	568,880	73%
Total	$1,551,540	76%

The following table summarizes our 15 largest commercial real estate loans held at fair value, excluding SBA loans as of March 31, 2021 (in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$43,938	78%
Texas	38,377	79%
Texas	36,118	80%
Pennsylvania	33,581	77%
Texas	29,524	75%
Nevada	28,540	80%
Texas	27,240	77%
Arizona	26,892	79%
Mississippi	26,523	79%
North Carolina	25,011	77%
Texas	24,667	77%
Texas	24,385	77%
Georgia	23,043	79%
Alabama	22,684	77%
Georgia	20,630	79%
15 Largest loans	$431,153	78%

The following table summarizes our institutional banking portfolio by type as of March 31, 2021 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,117,601	66%
Insurance backed lines of credit (IBLOC)	504,758	30%
Advisor financing	58,919	4%
Total	$1,681,278	100%

For SBLOC, we generally lend up to 50% of the value of equities and 80% for investment grade securities. While equities have fallen in excess of 30% in recent years, the reduction in collateral value of brokerage accounts collateralizing SBLOCs generally has been less, for two reasons. First, many collateral accounts are “balanced” and accordingly, have a component of debt securities, which have either not decreased in value as much as equities, or in some cases may have increased in value. Secondly, many of these accounts have the benefit of professional investment advisors who provided some protection against market downturns, through diversification and other means. Additionally, borrowers often utilize only a portion of collateral value, which lowers the percentage of principal to the market value of collateral.

The following table summarizes our top 10 SBLOC loans as of March 31, 2021 (in thousands):

	Principal amount	% Principal to collateral
	$60,000	43%
	17,000	38%
	14,428	27%
	11,522	29%
	10,044	40%
	10,000	20%
	9,465	32%
	8,274	72%
	8,138	23%
	7,992	34%
Total and weighted average	$156,863	38%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, seven insurance companies have been approved and, as of April 17, 2021 all were rated Superior (A+ or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of March 31, 2021 (in thousands):

	Principal balance	% Total
Government agencies and public institutions**	$78,993	16%
Construction	75,106	16%
Waste management and remediation services	63,151	13%
Real estate, rental and leasing	56,734	12%
Retail trade	45,944	9%
Transportation and warehousing	29,484	6%
Health care and social assistance	25,658	5%
Professional, scientific, and technical services	17,571	4%
Wholesale trade	14,830	3%
Manufacturing	10,892	2%
Educational services	7,908	2%
Arts, entertainment, and recreation	5,556	1%
Other	52,489	11%
Total	$484,316	100%

* Of the total $484.3 million of direct lease financing, $447.0 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2021 (in thousands):

	Principal balance	% Total
Florida	$83,193	17%
California	44,198	9%
New Jersey	33,723	7%
New York	31,095	6%
Pennsylvania	24,930	5%
Utah	24,684	5%
North Carolina	24,412	5%
Maryland	23,016	5%
Washington	15,466	3%
Connecticut	15,070	3%
Texas	12,957	3%
Missouri	12,091	2%
Georgia	10,081	2%
Alabama	8,701	2%
Idaho	8,515	2%
Other states	112,184	24%
Total	$484,316	100%

The following table presents selected loan categories by maturity for the period indicated:

	March 31, 2021
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$6,694	$230,967	$67,785	$305,446
SBL commercial mortgage	6,742	3,930	309,341	320,013
SBL construction	3,126	850	16,716	20,692
	$16,562	$235,747	$393,842	$646,151

Loans at fixed rates		$190,266	$—	$190,266
Loans at variable rates		45,481	393,842	439,323
Total		$235,747	$393,842	$629,589

Allowance for credit losses. We review the adequacy of our allowance for credit losses on at least a quarterly basis to determine that the provision for credit losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of current expected credit losses. Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for credit losses independently of loan production officers. For detailed information on the allowance for credit loss methodology, please see Note 6 to the consolidated financial statements.

At March 31, 2021, the allowance for credit losses amounted to $16.4 million which represented a $300,000 increase over the $16.1 million at December 31, 2020. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At March 31, 2021, there were 11 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $352,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

At March 31, 2021, in excess of 50% of the total continuing loan portfolio had been reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment reviewed quarterly. A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter. At March 31, 2021, approximately 61% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment reviewed quarterly. A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter. At March 31, 2021, approximately 67% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2021 is 50%. At March 31, 2021, approximately 77% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2021 is 60%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA, or fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At March 31, 2021, approximately 80% of the non government guaranteed loan portfolio had been reviewed.

Leasing – The targeted review threshold for 2021 is 35%. At March 31, 2021, approximately 49% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Loans, at fair value (floating rate excluding SBL) – The targeted review threshold for 2021 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10 million. At March 31, 2021, approximately 98% of the CMBS floating rate loans outstanding for more than 90 days had been reviewed.

Commercial loans, at Fair Value (fixed rate excluding SBL) – The targeted review threshold for 2021 is 100%. At March 31, 2021, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At March 31, 2021, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – The targeted review threshold for 2021 is 50%. Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At March 31, 2021, approximately 56% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	March 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$627	$1,046	$908	$2,911	$5,492	$299,954	$305,446
SBL commercial mortgage	326	521	417	7,305	8,569	311,444	320,013
SBL construction	—	—	—	711	711	19,981	20,692
Direct lease financing	1,560	534	132	738	2,964	481,352	484,316
SBLOC / IBLOC	926	—	305	—	1,231	1,621,128	1,622,359
Advisor financing	—	—	—	—	—	58,919	58,919
Other specialty lending	—	—	—	—	—	2,251	2,251
Consumer - other	—	10	—	—	10	1,343	1,353
Consumer - home equity	—	—	—	296	296	2,552	2,848
Unamortized loan fees and costs	—	—	—	—	—	8,879	8,879
	$3,439	$2,111	$1,762	$11,961	$19,273	$2,807,803	$2,827,076

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended
	or as of March 31,
	2021	2020
Ratio of:
Allowance for credit losses to total loans	0.58%	0.75%
Allowance for credit losses to non-performing loans *	119.65%	188.63%
Non-performing loans to total loans*	0.49%	0.40%
Non-performing assets to total assets *	0.18%	0.14%
Net charge-offs to average loans	0.01%	0.04%

* Includes loans 90 days past due still accruing interest.

NOTE: Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance to total loans in its internal analysis. Accordingly, the adjusted ratio is 1.3%.

The ratio of the allowance for credit losses to total loans decreased to 0.58% as of March 31, 2021 from 0.75% at March 31, 2020. While the loan portfolio increased significantly which reduced the ratio, the largest component of that growth was in SBLOC and IBLOC loans which have experienced nominal losses and which require minimal allowance coverage in our CECL model. The increase also reflects PPP loans which are fully guaranteed by the U.S. government. The ratio of the allowance for credit losses to non-performing loans decreased to 119.65% at March 31, 2021, from 188.63% at March 31, 2020, primarily as a result of the increase in the non-performing loans, driven by an increase in non-accrual SBL commercial real estate loans. That increase was reflected in the higher ratio of non-performing assets to total assets which increased to 0.18% at March 31, 2021 from 0.14% at March 31, 2020. Net charge-offs to average loans decreased to 0.01% for the three months ended March 31, 2021 from 0.04% for the three months ended March 31, 2020. The decrease reflected higher charge-offs in the prior year period, primarily in direct lease financing.

Net charge-offs. Net charge-offs were $250,000 for the three months ended March 31, 2021, a decrease of $1.1 million from net charge-offs of $1.4 million during the same period of 2020. The decrease in charge-offs in 2021 resulted primarily from a decrease in direct lease financing charge-offs. The other major component of net charge-offs in both years was the non-guaranteed portion of non-real estate SBA loans, for which charge-offs decreased modestly.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	March 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans
Charge-offs	$144	$—	$—	$97	$15	$—	$—	$—
Recoveries	4	—	—	2	—	—	—	—
Net charge-offs	$140	$—	$—	$95	$15	$—	$—	$—

Average loan balance	$280,382	$310,415	$20,483	$473,249	$1,586,223	$53,601	$2,215	$4,224
Ratio of net charge-offs during the period to average loans during the period	0.05%	—	—	0.02%	—	—	—	—

	March 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans
Charge-offs	$265	$—	$—	$1,193	$—	$—	$—
Recoveries	19	—	—	84	—	—	—
Net charge-offs	$246	$—	$—	$1,109	$—	$—	$—

Average loan balance	$84,763	$225,665	$47,067	$440,214	$1,090,427	$2,883	$4,289
Ratio of net charge-offs during the period to average loans during the period	0.29%	—	—	0.25%	—	—	—

Non-accrual loans, loans 90 days delinquent and still accruing, other real estate owned and troubled debt restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. The Company had no OREO in continuing operations at March 31, 2021 or December 31, 2020. The following tables summarize our non-performing loans, other real estate owned (“OREO”) and loans past due 90 days or more still accruing interest.

	March 31,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$2,911	$3,159
SBL commercial mortgage	7,305	7,305
SBL construction	711	711
Direct leasing	738	751
Consumer	296	301
Total non-accrual loans	11,961	12,227

Loans past due 90 days or more and still accruing	1,762	497
Total non-performing loans	13,723	12,724
Total non-performing assets	$13,723	$12,724

Loans that were modified as of March 31, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$785	$785	8	$911	$911
Direct lease financing	1	241	241	1	251	251
Consumer	2	465	465	2	469	469
Total	11	$1,491	$1,491	11	$1,631	$1,631

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$3	$782	$—	$16	$895
Direct lease financing	—	241	—	—	251	—
Consumer	—	—	465	—	—	469
Total	$—	$244	$1,247	$—	$267	$1,364

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2021 or December 31, 2020.

The following table summarizes loans that were restructured within the 12 months ended March 31, 2021 that have subsequently defaulted (in thousands):

	March 31, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	2	$689
Total	2	$689

The following table provides information about credit deteriorated loans at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$392	$2,985	$—	$390	$—
SBL commercial mortgage	1,960	1,960	—	1,998	—
Direct lease financing	670	670	—	485	—
Consumer - home equity	550	550	—	553	2
With an allowance recorded
SBL non-real estate	2,723	2,723	(1,871)	2,883	3
SBL commercial mortgage	5,345	5,345	(1,027)	5,307	—
SBL construction	711	711	(34)	711	—
Direct lease financing	68	68	(29)	260	—
Total
SBL non-real estate	3,115	5,708	(1,871)	3,273	3
SBL commercial mortgage	7,305	7,305	(1,027)	7,305	—
SBL construction	711	711	(34)	711	—
Direct lease financing	738	738	(29)	745	—
Consumer - home equity	550	550	—	553	2
	$12,419	$15,012	$(2,961)	$12,587	$5

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

We had $12.0 million of non-accrual loans at March 31, 2021 compared to $12.2 million of non-accrual loans at December 31, 2020. The $266,000 decrease in non-accrual loans was primarily due to $1.1 million of loans placed on non-accrual status partially offset by $1.2 million of loan payments and $144,000 of charge-offs. Loans past due 90 days or more still accruing interest amounted to $1.8 at March 31, 2021 and $497,000 December 31, 2020. The $1.3 million increase reflected $8.3 million of additions, $124,000 of loan payments, payments on loans which reduced 90 day or greater delinquencies by $6.8 million and $67,000 of loans moved to non-accrual.

We had no OREO at March 31, 2021 and December 31, 2020 in continuing operations and no activity during the quarter.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2021 and December 31, 2020 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $17.2 million at March 31, 2021 compared to $17.6 million at December 31, 2020. The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street. The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. The balance of these notes comprise the $31.0 million investment in unconsolidated entity at March 31, 2021. A $30.0 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and $13.0 million loan which is included in commercial loans, at fair value. The underlying collateral consists of a multi-tenant shopping center and the loan value had been previously written down as a result of a decreased occupancy rate. By December 31, 2020 the center had been substantially all leased and previous write-downs had been reversed. On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: LIBOR plus 2% in year one, increasing 0.5% each year until the fourth year when the rate will be LIBOR plus 3.5% which will also be the rate for a one year extension, if exercised. The loan is performing in accordance with those restructured terms.

Assets held-for-sale from discontinued operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $106.9 million at March 31, 2021 and were comprised of $85.2 million of net loans and $21.7 million of OREO. The March 31, 2021 balance of OREO includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in June 2020 for $17.5 million. At December 31, 2020, discontinued assets of $113.6 million were comprised of $91.3 million of net loans and $22.3 million of OREO. We continue our efforts to transfer the loans to other financial institutions, and dispose of the OREO.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At March 31, 2021, we had total deposits of $6.92 billion compared to $5.46 billion at December 31, 2020, an increase of $1.46 billion, or 26.7%. The increase reflected growth in demand and interest checking and savings and money market accounts. The increase in savings and money market account balances reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The March 31, 2021 balance reflected the impact of stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation. A significant portion of the increase will likely be spent over time.

The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2021		December 31, 2020
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$5,501,697	0.12%	$4,864,236	0.23%
Savings and money market	407,186	0.15%	291,204	0.15%
Time	—	—	79,439	1.87%
Total deposits	$5,908,883	0.12%	$5,234,879	0.25%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the Federal Reserve Bank (“FRB”) or FHLB. There were no outstanding short-term borrowings at March 31, 2021 and December 31, 2020. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended March 31, 2021	13,055	na
Average during the year	13,055	27,322
Maximum month-end balance	—	140,000
Weighted average rate during the period	0.25%	0.72%
Rate at period end	—	—

Senior debt. On August 13, 2020, the Company issued $100.0 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness.

Borrowings. At March 31, 2021, we had other long-term borrowings of $40.1 million compared to $40.3 million at December 31, 2020. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $77.1 million at March 31, 2021 compared to $81.6 million at December 31, 2020, representing a decrease of $4.4 million.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the three months ended March 31, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 14--Legal.” which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 5, 2020, the Company’s Board of Directors authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to purchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time, but if not terminated earlier, will terminate on December 31, 2021. The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(dollars in thousands except per share data)
January 1, 2021 - January 31, 2021	287,477	$14.99	287,477	$35,692
February 1, 2021 - February 28, 2021	306,951	18.54	306,951	30,000
March 1, 2021 - March 31, 2021	—	—	—	30,000
Total	594,428	16.82	594,428	30,000

(1)On November 5, 2020, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to purchase shares up to $10.0 million in each quarter through the end of 2021, at which date the current plan terminates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Filed previously as an exhibit to our current report on Form 8-K filed August 13, 2020, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

May 7, 2021	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 7, 2021	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary