Form 10-Q
period 2021-06-30
Bancorp, Inc.
filed 2021-08-09
CIK 1295401

The

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2021, there were 57,022,400 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,470	$5,984
Interest earning deposits at Federal Reserve Bank	583,498	339,531
Total cash and cash equivalents	588,968	345,515

Investment securities, available-for-sale, at fair value	1,106,075	1,206,164
Commercial loans, at fair value	1,690,216	1,810,812
Loans, net of deferred loan fees and costs	2,915,344	2,652,323
Allowance for credit losses	(15,292)	(16,082)
Loans, net	2,900,052	2,636,241
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,667	1,368
Premises and equipment, net	17,392	17,608
Accrued interest receivable	18,668	20,458
Intangible assets, net	2,646	2,845
Deferred tax asset, net	10,923	9,757
Investment in unconsolidated entity, at fair value	24,988	31,294
Assets held-for-sale from discontinued operations	97,496	113,650
Other assets	91,516	81,129
Total assets	$6,550,607	$6,276,841

LIABILITIES
Deposits
Demand and interest checking	$5,225,024	$5,205,010
Savings and money market	459,688	257,050
Total deposits	5,684,712	5,462,060

Securities sold under agreements to repurchase	42	42
Senior debt	98,498	98,314
Subordinated debentures	13,401	13,401
Other long-term borrowings	39,901	40,277
Other liabilities	94,944	81,583
Total liabilities	5,931,498	5,695,677

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,458,287 and 57,550,629
shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	57,458	57,551
Additional paid-in capital	363,241	377,452
Retained earnings	183,853	128,453
Accumulated other comprehensive income	14,557	17,708
Total shareholders' equity	619,109	581,164

Total liabilities and shareholders' equity	$6,550,607	$6,276,841

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Interest income
Loans, including fees	$49,454	$41,577	$97,358	$80,893
Investment securities:
Taxable interest	7,201	10,188	16,009	20,683
Tax-exempt interest	25	27	53	59
Interest earning deposits	300	107	483	1,730
	56,980	51,899	113,903	103,365
Interest expense
Deposits	1,519	1,510	3,285	9,738
Short-term borrowings	—	15	8	180
Senior debt	1,280	—	2,559	—
Subordinated debentures	112	128	225	290
	2,911	1,653	6,077	10,208
Net interest income	54,069	50,246	107,826	93,157
Provision for credit losses	(951)	922	(129)	4,501
Net interest income after provision for credit losses	55,020	49,324	107,955	88,656

Non-interest income
ACH, card and other payment processing fees	1,904	1,707	3,700	3,553
Prepaid, debit card and related fees	19,447	18,673	38,655	37,213
Net realized and unrealized gains (losses) on commercial loans,
at fair value	2,579	(940)	4,575	(6,096)
Change in value of investment in unconsolidated entity	—	—	—	(45)
Leasing related income	1,767	443	2,732	1,276
Other	164	483	273	1,064
Total non-interest income	25,861	20,366	49,935	36,965

Non-interest expense
Salaries and employee benefits	27,087	25,492	52,745	48,233
Depreciation and amortization	706	828	1,415	1,672
Rent and related occupancy cost	1,271	1,396	2,521	2,815
Data processing expense	1,146	1,177	2,272	2,346
Printing and supplies	130	168	196	326
Audit expense	391	407	754	808
Legal expense	2,044	2,229	4,098	3,142
Amortization of intangible assets	100	147	199	294
FDIC insurance	2,589	2,918	4,969	5,507
Software	3,706	3,386	7,390	6,863
Insurance	1,026	695	1,771	1,318
Telecom and IT network communications	409	402	814	794
Consulting	240	346	504	601
Other	3,038	3,029	6,118	6,319
Total non-interest expense	43,883	42,620	85,766	81,038
Income from continuing operations before income taxes	36,998	27,070	72,124	44,583
Income tax expense	7,840	6,787	16,906	11,139
Net income from continuing operations	$29,158	$20,283	$55,218	$33,444
Discontinued operations
Income (loss) from discontinued operations before income taxes	361	(274)	237	(1,049)
Income tax expense (benefit)	84	(59)	55	(264)
Income (loss) from discontinued operations, net of tax	277	(215)	182	(785)
Net income	$29,435	$20,068	$55,400	$32,659

Net income per share from continuing operations - basic	$0.51	$0.35	$0.96	$0.58
Net income (loss) per share from discontinued operations - basic	$—	$—	$0.01	$(0.01)
Net income per share - basic	$0.51	$0.35	$0.97	$0.57

Net income per share from continuing operations - diluted	$0.49	$0.35	$0.93	$0.58
Net income (loss) per share from discontinued operations - diluted	$—	$—	$0.01	$(0.01)
Net income per share - diluted	$0.50	$0.35	$0.94	$0.57

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$29,435	$20,068	$55,400	$32,659
Other comprehensive (loss) income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(82)	18,060	(4,325)	20,182
Reclassification adjustments for losses included in income	—	—	7	—
Amortization of losses previously held as available-for-sale	—	—	—	5
Other comprehensive (loss) income	(82)	18,060	(4,318)	20,187

Income tax (benefit) expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(22)	4,876	(1,169)	5,449
Reclassification adjustments for losses included in income	—	—	2	—
Amortization of losses previously held as available-for-sale	—	—	—	1
Income tax (benefit) expense related to items of other comprehensive income	(22)	4,876	(1,167)	5,450

Other comprehensive (loss) income, net of tax and reclassifications into net income	(60)	13,184	(3,151)	14,737
Comprehensive income	$29,375	$33,252	$52,249	$47,396

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2021
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income	Total

Balance at January 1, 2021	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	25,965	—	25,965
Common stock issued from option exercises,
net of tax benefits	61,500	61	404	—	—	465
Common stock issued from restricted units,
net of tax benefits	230,212	230	(230)	—	—	—
Stock-based compensation	—	—	2,261	—	—	2,261
Common stock repurchases	(594,428)	(594)	(9,406)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,091)	(3,091)
Balance at March 31, 2021	57,247,913	$57,248	$370,481	$154,418	$14,617	$596,764

Net income	—	$—	$—	$29,435	$—	$29,435
Common stock issued from option exercises,
net of tax benefits	217,368	217	547	—	—	764
Common stock issued from restricted units,
net of tax benefits	442,321	442	(442)	—	—	—
Stock-based compensation	—	—	2,206	—	—	2,206
Common stock repurchases	(449,315)	(449)	(9,551)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(60)	(60)
Balance at June 30, 2021	57,458,287	$57,458	$363,241	$183,853	$14,557	$619,109

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2020
(in thousands, except share data)
						Accumulated
	Common			Additional		other
	stock	Common		paid-in	Retained	comprehensive
	shares	stock		capital	earnings	income	Total

Balance at January 1, 2020	56,840,521	$56,841		$370,867	$50,742	$6,047	$484,497
Adoption of current expected credit loss
accounting, net of taxes	—	—		—	(2,373)	—	(2,373)
Net income	—	—		—	12,591	—	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74		546	—	—	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	—	(411)	—	—	—
Stock-based compensation	—	—		1,216	—	—	1,216
Other comprehensive income net of
reclassification adjustments and tax	—	—		—	—	1,553	1,553
Balance at March 31, 2020	57,325,556	$57,326		$372,218	$60,960	$7,600	$498,104

Net income	—	$—		$—	$20,068	$—	$20,068
Common stock issued from restricted units,
net of tax benefits	129,752	129		(129)	—	—	—
Stock-based compensation	—	—		1,723	—	—	1,723
Other comprehensive income net of
reclassification adjustments and tax	—	—		—	—	13,184	13,184
Balance at June 30, 2020	57,455,308	$57,455		$373,812	$81,028	$20,784	$533,079

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2021	2020
	(in thousands)
Operating activities
Net income from continuing operations	$55,218	$33,444
Net income (loss) from discontinued operations	182	(785)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,614	1,966
Provision for credit losses	(129)	4,501
Net amortization of investment securities discounts/premiums	2,358	9,008
Stock-based compensation expense	4,467	2,940
Commercial loans, at fair value originated during the period	(45,643)	(634,860)
Sales and payments on commercial loans, at fair value	168,748	3,689
(Gain) loss on commercial loans, at fair value	(3,723)	135
(Gain) loss from discontinued operations	(1,107)	707
Fair value adjustment on investment in unconsolidated entity	—	45
Change in fair value of commercial loans, at fair value	838	3,600
Change in fair value of derivatives	(1,330)	2,361
Loss on sales of investment securities	7	—
Decrease (increase) in accrued interest receivable	1,790	(5,278)
(Increase) decrease in other assets	(11,471)	15,303
(Decrease) increase in other liabilities	(14,917)	8,824
Net cash provided by (used in) operating activities	156,902	(554,400)

Investing activities
Purchase of investment securities available-for-sale	(153,481)	(23,059)
Proceeds from redemptions and prepayments of securities available-for-sale	276,679	114,855
Net cash paid due to acquisitions, net of cash acquired	—	(3,920)
Net decrease in repossessed assets	792	—
Net increase in loans	(263,597)	(506,680)
Net decrease in discontinued loans held-for-sale	15,444	10,337
Purchases of premises and equipment	(1,284)	(834)
Change in receivable from investment in unconsolidated entity	(6)	6
Return of investment in unconsolidated entity	6,306	5,045
Decrease in discontinued assets held-for-sale	1,817	1,150
Net cash used in investing activities	(117,330)	(403,100)

Financing activities
Net increase in deposits	222,652	493,169
Net decrease in securities sold under agreements to repurchase	—	(40)
Proceeds from the issuance of common stock	1,229	620
Repurchase of common stock	(20,000)	—
Net cash provided by financing activities	203,881	493,749

Net increase (decrease) in cash and cash equivalents	243,453	(463,751)

Cash and cash equivalents, beginning of period	345,515	944,472

Cash and cash equivalents, end of period	$588,968	$480,721

Supplemental disclosure:
Interest paid	$6,555	$9,295
Taxes paid	$23,250	$6,090
Non-cash investing and financing activities
Investment securities purchased and not settled	$29,608	$—
Loans settled in acquisition	$—	$3,961
Transfers of discontinued loans to discontinued other real estate owned	$—	$3,780
Leased vehicles transferred to repossessed assets	$690	$15,318

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or (“the Bank”), which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. In its continuing operations, the Bank has four primary lines of national specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and, prior to 2020, non-SBA commercial real estate (“CRE”) loans generated for sale into capital markets primarily through loan securitizations which issued commercial mortgage backed securities (“CMBS”). In 2020, the Company decided to retain the CRE loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Bank began originating non-SBA CRE loans, after suspending originating such loans for most of 2020 and the first half of 2021. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession. Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”). The results of operations for the six month period ended June 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021. Reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 presentation. Specifically, the minimal service fees on deposit accounts which were shown separately on the income statement are now shown in other income. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2020 Form 10-K. Those significant accounting policies remain unchanged at June 30, 2021, except those relating to the COVID-19 pandemic for which management has updated their assessment of related risks and uncertainties. Those risks have been reduced as a result of increased vaccination rates, the significant reopening of the economy and the elimination of the vast majority of the Company’s COVID-related loan payment deferrals.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2021, the Company had four active stock-based compensation plans.

The Company granted 100,000 stock options with a vesting period of four years during the six month period ended June 30, 2021. The weighted average grant-date fair value was $8.51. The Company granted 300,000 stock options with a vesting period of four years during the six month period ended June 30, 2020. The weighted average grant-date fair value was $3.02. There were 342,500 common stock options exercised in the six month period ended June 30, 2021. There were 74,000 common stock options exercised in the six month period ended June 30, 2020.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2021	1,161,604	$7.62	4.75	$7,001,843
Granted	100,000	18.81	9.62	420,000
Exercised	(342,500)	8.16	—	5,117,800
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2021	919,104	$8.64	6.25	$13,207,092
Exercisable at June 30, 2021	561,552	$7.54	3.48	$8,685,541

The Company granted 313,697 restricted stock units (“RSUs”) in the first six months of 2021 of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first six months of 2021 had a fair value of $18.81 per unit. In the first six months of 2020, the Company granted 1,531,702 RSUs of which 1,387,602 have a vesting period of three years and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in the first six months of 2020 had a fair value of $6.87 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2021	1,787,943	$7.49	1.50
Granted	313,697	18.81	2.28
Vested	(672,533)	7.72	—
Forfeited	(39,290)	7.57	—
Outstanding at June 30, 2021	1,389,817	$9.93	1.38

As of June 30, 2021, there was a total of $11.4 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.7 years. Related compensation expense for the six months ended June 30, 2021 and 2020 was $4.5 million and $3.0 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2021 and 2020 was $6.7 million and $5.0 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $19.9 million and $6.2 million, respectively.

For the periods ended June 30, 2021 and 2020, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2021	2020
Risk-free interest rate	1.19%	0.68%
Expected dividend yield	—	—
Expected volatility	45.61%	45.20%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended June 30, 2021 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$29,158	57,230,576	$0.51
Effect of dilutive securities
Common stock options and restricted stock units	—	1,792,349	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$29,158	59,022,925	$0.49

	For the three months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$277	57,230,576	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	1,792,349	—
Diluted earnings per share
Net earnings available to common shareholders	$277	59,022,925	$—

	For the three months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$29,435	57,230,576	$0.51
Effect of dilutive securities
Common stock options and restricted stock units	—	1,792,349	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$29,435	59,022,925	$0.50

Note: The total of diluted earnings per share from continuing and discontinued operations does not equal diluted earnings per share due to rounding.

Stock options for 819,104 shares, exercisable at prices between $6.75 and $18.81 per share, were outstanding at June 30, 2021, and included in the dilutive earnings per share computation. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$55,218	57,232,557	$0.96
Effect of dilutive securities
Common stock options and restricted stock units	—	1,854,399	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$55,218	59,086,956	$0.93

	For the six months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$182	57,232,557	$0.01
Effect of dilutive securities
Common stock options and restricted stock units	—	1,854,399	—
Diluted earnings per share
Net earnings available to common shareholders	$182	59,086,956	$0.01

	For the six months ended
	June 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$55,400	57,232,557	$0.97
Effect of dilutive securities
Common stock options and restricted stock units	—	1,854,399	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$55,400	59,086,956	$0.94

Stock options for 819,104 shares, exercisable at prices between $6.75 and $18.81 per share, were outstanding at June 30, 2021, and included in the dilutive earnings per share computation. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$20,283	57,489,719	$0.35
Effect of dilutive securities
Common stock options and restricted stock units	—	310,396	—
Diluted earnings per share
Net earnings available to common shareholders	$20,283	57,800,115	$0.35

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss	$(215)	57,489,719	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	310,396	—
Diluted loss per share
Net loss	$(215)	57,800,115	$—

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$20,068	57,489,719	$0.35
Effect of dilutive securities
Common stock options and restricted stock units	—	310,396	—
Diluted earnings per share
Net earnings available to common shareholders	$20,068	57,800,115	$0.35

Stock options for 488,500 shares, exercisable at prices between $6.75 and $7.36 per share, were outstanding at June 30, 2020, and included in the dilutive earnings per share computation. Stock options for 894,104 were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$33,444	57,355,282	$0.58
Effect of dilutive securities
Common stock options and restricted stock units	—	501,509	—
Diluted earnings per share
Net earnings available to common shareholders	$33,444	57,856,791	$0.58

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss	$(785)	57,355,282	$(0.01)
Effect of dilutive securities
Common stock options and restricted stock units	—	501,509	—
Diluted loss per share
Net loss	$(785)	57,856,791	$(0.01)

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$32,659	57,355,282	$0.57
Effect of dilutive securities
Common stock options and restricted stock units	—	501,509	—
Diluted earnings per share
Net earnings available to common shareholders	$32,659	57,856,791	$0.57

Stock options for 691,500 shares, exercisable at prices between $6.75 and $8.50 per share, were outstanding at June 30, 2020, and included in the dilutive earnings per share computation. Stock options for 691,104 were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

Available-for-sale	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$41,129	$2,015	$(52)	$43,092
Asset-backed securities *	318,080	431	(53)	318,458
Tax-exempt obligations of states and political subdivisions	3,559	198	—	3,757
Taxable obligations of states and political subdivisions	46,041	3,342	—	49,383
Residential mortgage-backed securities	218,671	8,073	(144)	226,600
Collateralized mortgage obligation securities	102,131	2,185	(42)	104,274
Commercial mortgage-backed securities	346,525	8,323	(919)	353,929
Corporate debt securities	10,000	—	(3,418)	6,582
	$1,086,136	$24,567	$(4,628)	$1,106,075

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$25,806	$49	$(27)	$25,828
Collateralized loan obligation securities	292,274	382	(26)	292,630
	$318,080	$431	$(53)	$318,458

Available-for-sale	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$44,960	$2,357	$(120)	$47,197
Asset-backed securities *	238,678	143	(460)	238,361
Tax-exempt obligations of states and political subdivisions	4,042	248	—	4,290
Taxable obligations of states and political subdivisions	47,884	4,180	—	52,064
Residential mortgage-backed securities	256,914	9,765	(96)	266,583
Collateralized mortgage obligation securities	145,260	3,281	(11)	148,530
Commercial mortgage-backed securities	359,125	12,717	(4,562)	367,280
Corporate debt securities	85,043	63	(3,247)	81,859
	$1,181,906	$32,754	$(8,496)	$1,206,164

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$28,013	$38	$(93)	$27,958
Collateralized loan obligation securities	210,665	105	(367)	210,403
	$238,678	$143	$(460)	$238,361

Investments in Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$1,225	$1,226
Due after one year through five years	165,750	174,481
Due after five years through ten years	223,777	228,022
Due after ten years	695,384	702,346
	$1,086,136	$1,106,075

At June 30, 2021 and December 31, 2020, no investment securities were encumbered through pledging or otherwise.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2021 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	2	$—	$—	$2,847	$(52)	$2,847	$(52)
Asset-backed securities	15	87,176	(51)	1,264	(2)	88,440	(53)
Residential mortgage-backed securities	10	7,432	(113)	2,385	(31)	9,817	(144)
Collateralized mortgage obligation securities	3	4,967	(40)	3,215	(2)	8,182	(42)
Commercial mortgage-backed securities	11	53,561	(588)	63,801	(331)	117,362	(919)
Corporate debt securities	1	—	—	6,582	(3,418)	6,582	(3,418)
Total unrealized loss position
investment securities	42	$153,136	$(792)	$80,094	$(3,836)	$233,230	$(4,628)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At June 30, 2021, it had a book value of $10.0 million and a fair value of $6.6 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of June 30, 2021 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on interest and principal payments it is contractually obligated to make, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including small business comprised primarily of SBA loans, direct lease financing, SBLOC, IBLOC and other specialty and consumer lending. Prior to 2020, the Company also originated loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At June 30, 2021, the fair value of these loans was $1.69 billion, and their amortized cost was $1.69 billion. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the estimate in fair value of such loans. For the six months ended June 30, 2021, unrealized losses recognized for such changes in fair value were $478,000 of which $246,000 was attributable to credit weaknesses. For the six months ended June 30, 2020, unrealized losses recognized for such changes in fair value were $3.6 million of which $546,000 was attributable to credit weaknesses. The Bank also pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to the Federal Home Loan Bank and to the Federal Reserve Bank for lines of credit. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At June 30, 2021, $1.77 billion of loans were pledged to the Federal Reserve and $1.15 billion of loans were pledged to the Federal Home Loan Bank. There were no balances against these lines at that date.

Prior to 2020, the Company periodically sponsored the structuring of commercial mortgage loan securitizations. The Company has sponsored six of these securitizations since 2017 which are described in the 2020 Form 10-K. The loans previously sold to the commercial mortgage-backed securitizations, and now originated and held on the balance sheet, at fair value, are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary and therefore are not consolidated in its financial statements. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected such prepayment protection and extension options would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2 annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated.

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

In 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans currently retained total approximately $1.5 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.5 billion comprises the majority of the commercial loans, at fair value on the June 30, 2021 balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	June 30,	December 31,
	2021	2020
SBL non-real estate	$228,958	$255,318
SBL commercial mortgage	343,487	300,817
SBL construction	18,494	20,273
Small business loans *	590,939	576,408
Direct lease financing	506,424	462,182
SBLOC / IBLOC **	1,729,628	1,550,086
Advisor financing ***	72,190	48,282
Other specialty lending	2,092	2,179
Other consumer loans ****	3,748	4,247
	2,905,021	2,643,384
Unamortized loan fees and costs	10,323	8,939
Total loans, net of unamortized loan fees and costs	$2,915,344	$2,652,323

	June 30,	December 31,
	2021	2020
SBL loans, net of deferred costs of $2,462 and $1,536
for June 30, 2021 and December 31, 2020, respectively	$593,401	$577,944
SBL loans included in commercial loans, at fair value	225,534	243,562
Total small business loans	$818,935	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate loans from $305.4 million at March 31, 2021 to $229.0 million at June 30, 2021 resulted from U.S. government repayments of $60.8 million of Paycheck Protection Program (“PPP”) loans authorized by The Consolidated Appropriations Act, 2021 and the repayment of $19.7 million of a line of credit to another institution related to PPP loans. PPP loans totaled $129.4 million at June 30, 2021 and $165.7 million at December 31, 2020, respectively.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $596.9 million and $437.2 million.

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

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $424,000 and $663,000 at June 30, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table provides information about loans individually evaluated for credit loss at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$465	$3,114	$—	$415	$—
SBL commercial mortgage	2,183	2,207	—	2,060	—
Direct lease financing	635	635	—	535	—
Consumer - home equity	540	540	—	549	4
With an allowance recorded
SBL non-real estate	2,264	2,264	(1,559)	2,677	24
SBL commercial mortgage	984	984	(510)	3,866	—
SBL construction	711	711	(34)	711	—
Direct lease financing	—	—	—	173	—
Consumer - home equity	10	10	(10)	3	—
Total
SBL non-real estate	2,729	5,378	(1,559)	3,092	24
SBL commercial mortgage	3,167	3,191	(510)	5,926	—
SBL construction	711	711	(34)	711	—
Direct lease financing	635	635	—	708	—
Consumer - home equity	550	550	(10)	552	4
	$7,792	$10,465	$(2,113)	$10,989	$28

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated (in thousands):

	June 30, 2021			December 31, 2020
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$2,070	$465	$2,535	$3,159
SBL commercial mortgage	984	2,183	3,167	7,305
SBL construction	711	—	711	711
Direct leasing	—	635	635	751
Consumer	10	288	298	301
	$3,775	$3,571	$7,346	$12,227

The Company had no other real estate owned in continuing operations at June 30, 2021 or December 31, 2020. The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$2,535	$3,159
SBL commercial mortgage	3,167	7,305
SBL construction	711	711
Direct leasing	635	751
Consumer	298	301
Total non-accrual loans	7,346	12,227

Loans past due 90 days or more and still accruing	1,550	497
Total non-performing loans	8,896	12,724
Total non-performing assets	$8,896	$12,724

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2021 and 2020, was $172,000 and $214,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2021. In the six months ended June 30, 2021 and 2020 a total of $36,000 and $197,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of June 30, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	7	$768	$768	8	$911	$911
Direct lease financing	1	233	233	1	251	251
Consumer	2	460	460	2	469	469
Total(1)	10	$1,461	$1,461	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $1.0 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$768	$—	$16	$895
Direct lease financing	—	233	—	—	251	—
Consumer	—	—	460	—	—	469
Total(1)	$—	$233	$1,228	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $1.0 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2021 or December 31, 2020.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of June 30, 2021, there were 10 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $327,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended June 30, 2021 that have subsequently defaulted (in thousands):

	June 30, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of June 30, 2021, the Company had $358.1 million of related guaranteed balances, and additionally had $129.4 million of PPP loan balances which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and the Company is generally approving COVID-19 pandemic-related deferrals for principal and interest payments as they are requested by borrowers. Additionally, the Company has, and is, granting such deferrals for certain other loans. The Consolidated Appropriations Act, 2021, became law in December 2020 and provides for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of COVID-19 Aid, Relief, and Economic Security Act (“CARES Act”) payments, these additional payments are capped at $9,000 per month. Per section 4013 of the CARES Act, accounting and banking regulators have determined that loans with COVID-19 pandemic-related deferrals of principal and interest payments will not, during the deferral period, be classified as restructured. Such treatment is temporary and will terminate after the earlier of the end of the national emergency, or December 31, 2021.

Effective January 1, 2020, current expected credit loss (“CECL”) accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact our Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the June 30, 2021 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		June 30, 2021
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$4,985	5.89%	$4,765	5.63%	$5,017	2.19%
SBL commercial mortgage	1,472	0.67%	2,009	0.92%	2,629	0.77%
SBL construction	432	0.95%	571	1.26%	301	1.63%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,718	1.13%
SBLOC	440	0.05%	440	0.05%	566	0.05%
IBLOC	113	0.08%	72	0.05%	298	0.05%
Advisor financing	—	—	—	—	541	0.75%
Other specialty lending (1)	12	0.39%	170	5.56%	168	8.03%
Consumer - other	40	0.88%	60	1.32%	54	1.44%
Unallocated	318		—		—
	$10,238	0.56%	$12,875	0.71%	$15,292	0.52%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	—		569		927
Total allowance for credit losses	$10,238		$13,444		$16,219

(1)Included in other specialty lending are $27.9 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of June 30, 2021. These loans are classified as SBL in our loan tables.

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

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company’s charge-offs in its lines of business have been non-existent for SBLOC and IBLOC, notwithstanding stressed economic periods. Additionally, the charge-off histories for SBL and leasing have not correlated with economic conditions. While specific or groups of economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans and leasing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history was the primary quantitative element in the forecasts.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at June 30, 2021 and December 31, 2020 are as follows (in thousands):

As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$100,415	$36,163	$—	$—	$—	$—	$—	$136,578
Pass	11,040	18,567	9,376	10,421	5,942	14,446	—	69,792
Special mention	—	—	—	707	—	905	—	1,612
Substandard	—	—	—	19	739	1,963	—	2,721
Total SBL non-real estate	111,455	54,730	9,376	11,147	6,681	17,314	—	210,703

SBL commercial mortgage
Non-rated	4,790	—	—	—	—	—	—	4,790
Pass	39,469	53,526	78,860	51,966	38,707	61,198	—	323,726
Special mention	—	—	1,853	—	—	252	—	2,105
Substandard	—	—	—	—	—	3,167	—	3,167
Total SBL commercial mortgage	44,259	53,526	80,713	51,966	38,707	64,617	—	333,788

SBL construction
Non-rated	302	—	—	—	—	—	—	302
Pass	1,700	11,547	1,184	3,050	—	—	—	17,481
Special mention	—	—	—	—	—	711	—	711
Total SBL construction	2,002	11,547	1,184	3,050	—	711	—	18,494

Direct lease financing
Non-rated	32,418	16,093	2,283	1,524	636	200	—	53,154
Pass	119,758	197,836	73,598	39,129	14,946	4,402	—	449,669
Substandard	415	2,343	40	132	156	515	—	3,601
Total direct lease financing	152,591	216,272	75,921	40,785	15,738	5,117	—	506,424

SBLOC
Non-rated	—	—	—	—	—	—	3,688	3,688
Pass	—	—	—	—	—	—	1,129,061	1,129,061
Total SBLOC	—	—	—	—	—	—	1,132,749	1,132,749

IBLOC
Non-rated	—	—	—	—	—	—	224,226	224,226
Pass	—	—	—	—	—	—	372,653	372,653
Total IBLOC	—	—	—	—	—	—	596,879	596,879

Other specialty
Non-rated	—	—	—	—	—	—	—	—
Pass	102	115	3,377	5,042	6,619	14,743	—	29,998
Substandard	—	—	—	—	48	—	—	48
Total other specialty**	102	115	3,377	5,042	6,667	14,743	—	30,046

Advisor financing
Non-rated	11,847	3,182	—	—	—	—	—	15,029
Pass	13,417	43,744	—	—	—	—	—	57,161
Total advisor financing	25,264	46,926	—	—	—	—	—	72,190

Consumer
Non-rated	500	244	—	—	13	1,406	—	2,163
Pass	—	—	—	—	—	1,298	—	1,298
Substandard	—	—	—	—	—	287	—	287
Total consumer	500	244	—	—	13	2,991	—	3,748

	$336,173	$383,360	$170,571	$111,990	$67,806	$105,493	$1,729,628	$2,905,021

Unamortized loan fees and costs	—	—	—	—	—	—	—	10,323
Total								$2,915,344

*Included in the SBL non real estate non-rated total of $136.6 million, were $129.4 million of PPP loans which are government guaranteed.

**Included in other specialty lending are $27.9 million of SBA loans purchased for CRA purposes as of June 30, 2021. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$170,910	$—	$—	$—	$—	$—	$—	$170,910
Pass	10,775	10,943	12,002	5,454	7,153	9,964	—	56,291
Special mention	—	—	731	—	499	767	—	1,997
Substandard	—	—	20	1,489	1,347	1,491	—	4,347
Total SBL non-real estate	181,685	10,943	12,753	6,943	8,999	12,222	—	233,545

SBL commercial mortgage
Non-rated	17,592	2,758	—	—	—	—	—	20,350
Pass	26,971	76,975	46,099	39,219	32,505	35,298	—	257,067
Special mention	—	1,852	—	—	—	257	—	2,109
Substandard	—	—	—	—	77	7,605	—	7,682
Total SBL commercial mortgage	44,563	81,585	46,099	39,219	32,582	43,160	—	287,208

SBL construction
Non-rated	566	—	—	—	—	—	—	566
Pass	6,769	1,146	11,081	—	—	—	—	18,996
Substandard	—	—	—	—	711	—	—	711
Total SBL construction	7,335	1,146	11,081	—	711	—	—	20,273
	.
Direct lease financing
Non-rated	23,273	2,888	2,189	1,093	447	7	—	29,897
Pass	249,946	90,156	53,638	23,944	9,091	1,106	—	427,881
Substandard	3,536	45	97	152	536	38	—	4,404
Total direct lease financing	276,755	93,089	55,924	25,189	10,074	1,151	—	462,182

SBLOC
Non-rated	—	—	—	—	—	—	3,772	3,772
Pass	—	—	—	—	—	—	1,109,161	1,109,161
Total SBLOC	—	—	—	—	—	—	1,112,933	1,112,933

IBLOC
Non-rated	—	—	—	—	—	—	132,777	132,777
Pass	—	—	—	—	—	—	304,376	304,376
Total IBLOC	—	—	—	—	—	—	437,153	437,153

Other specialty
Non-rated	288	—	—	—	—	—	—	288
Pass	376	3,569	6,225	7,320	7,228	12,555	—	37,273
Total other specialty**	664	3,569	6,225	7,320	7,228	12,555	—	37,561

Advisor financing
Non-rated	22,341	—	—	—	—	—	—	22,341
Pass	25,941	—	—	—	—	—	—	25,941
Total advisor financing	48,282	—	—	—	—	—	—	48,282

Consumer
Non-rated	933	—	—	14	—	1,558	—	2,505
Pass	—	—	—	—	—	1,441	—	1,441
Substandard	—	—	—	—	—	301	—	301
Total consumer	933	—	—	14	—	3,300	—	4,247

Total	$560,217	$190,332	$132,082	$78,685	$59,594	$72,388	$1,550,086	$2,643,384

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,939
Total								$2,652,323

*Included in the SBL non real estate non-rated total of $170.9 million, were $165.7 million of PPP loans which are government guaranteed.

**Included in other specialty lending are $35.4 million of SBA loans purchased for CRA purposes as of December 31, 2020. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portion of 7a loans and PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

Direct lease financing. The Company provides lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment. Leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay the difference between the amount at which the Company sells the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed-end lease is one for which no such payment is due on lease termination. In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by the Bank, as lessor. The qualitative factors for direct lease financing focus on underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

SBLOC. SBLOC loans are made to individuals, trusts and entities and are secured by a pledge of marketable securities maintained in one or more accounts with respect to which the Company obtains a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class: typically, up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower. The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, which has remained appropriate as losses have not materialized despite the historic declines in the equity markets during 2020, during which there were no losses. Significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. IBLOC loans are collateralized by the cash surrender value of insurance policies. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards. Additionally, the Bank utilizes assignments of cash surrender value, which legal counsel has concluded are enforceable. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of June 30, 2021 was $927,000.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	June 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082
Charge-offs	(321)	(23)	—	(193)	(15)	—	—	—	—	(552)
Recoveries	15	—	—	7	—	—	—	—	—	22
Provision (credit)*	263	(663)	(27)	(139)	104	179	18	5	—	(260)
Ending balance	$5,017	$2,629	$301	$5,718	$864	$541	$168	$54	$—	$15,292

Ending balance: Individually evaluated for expected credit loss	$1,559	$510	$34	$—	$—	$—	$—	$10	$—	$2,113

Ending balance: Collectively evaluated for expected credit loss	$3,458	$2,119	$267	$5,718	$864	$541	$168	$44	$—	$13,179

Loans:
Ending balance**	$228,958	$343,487	$18,494	$506,424	$1,729,628	$72,190	$2,092	$3,748	$10,323	$2,915,344

Ending balance: Individually evaluated for expected credit loss	$2,729	$3,167	$711	$635	$—	$—	$—	$550	$—	$7,792

Ending balance: Collectively evaluated for expected credit loss	$226,229	$340,320	$17,783	$505,789	$1,729,628	$72,190	$2,092	$3,198	$10,323	$2,907,552

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$12	$40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	158	20	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	(20)	(11)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$150	$49	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$150	$49	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$2,179	$4,247	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$2,179	$3,690	$8,939	$2,639,568

	June 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$12	40	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	158	20	(318)	2,637
Charge-offs	(1,048)	—	—	(1,552)	—	—	—	—	—	(2,600)
Recoveries	60	—	—	84	—	—	—	—	—	144
Provision (credit)*	949	605	(58)	2,488	131	116	(17)	(8)	—	4,206
Ending balance	$4,726	$2,614	$513	$5,808	$643	$116	$153	52	$—	$14,625

Ending balance: Individually evaluated for expected credit loss	$1,991	$136	$26	$536	$—	$—	$—	$—	$—	$2,689

Ending balance: Collectively evaluated for expected credit loss	$2,735	$2,478	$487	$5,272	$643	$116	$153	$52	$—	$11,936

Loans:
Ending balance**	$293,692	$259,020	$33,193	$422,505	$1,287,350	$15,529	$2,706	$4,003	$4,739	$2,322,737

Ending balance: Individually evaluated for expected credit loss	$3,345	$3,007	$711	$2,879	$—	$—	$—	$574	$—	$10,516

Ending balance: Collectively evaluated for expected credit loss	$290,347	$256,013	$32,482	$419,626	$1,287,350	$15,529	$2,706	$3,429	$4,739	$2,312,221

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2021 or December 31, 2020.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$711	$891	$1,005	$2,535	$5,142	$223,816	$228,958
SBL commercial mortgage	—	520	417	3,167	4,104	339,383	343,487
SBL construction	—	—	—	711	711	17,783	18,494
Direct lease financing	492	439	128	635	1,694	504,730	506,424
SBLOC / IBLOC	6,936	—	—	—	6,936	1,722,692	1,729,628
Advisor financing	—	—	—	—	—	72,190	72,190
Other specialty lending	—	—	—	—	—	2,092	2,092
Consumer - other	—	13	—	—	13	972	985
Consumer - home equity	—	—	—	298	298	2,465	2,763
Unamortized loan fees and costs	—	—	—	—	—	10,323	10,323
	$8,139	$1,863	$1,550	$7,346	$18,898	$2,896,446	$2,915,344

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2021	$87,508
2022	135,440
2023	101,403
2024	59,336
2025	26,316
2026 and thereafter	7,188
Total undiscounted cash flows	417,191
Residual value *	141,336
Difference between undiscounted cash flows and discounted cash flows	(52,103)
Present value of lease payments recorded as lease receivables	$506,424

*Of the $141,336,000, $30,830,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2021 and December 31, 2020, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2021, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $3.7 million at June 30, 2021 and $4.7 million at December 31, 2020.

The Bank has periodically purchased securities through J.V.B. Financial Group, LLC (“JVB”), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In the first six months of 2021 and 2020, the Company did not purchase any securities from JVB.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.3 million and $734,000 for legal services for the six months ended June 30, 2021 and 2020, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $589.0 million and $345.5 million as of June 30, 2021 and December 31, 2020, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the second quarter of 2021 and 2020, there were no transfers between the three levels.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,106,075	$1,106,075	$—	$1,003,536	$102,539
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,667	1,667	—	—	1,667
Commercial loans, at fair value	1,690,216	1,690,216	—	—	1,690,216
Loans, net of deferred loan fees and costs	2,915,344	2,910,287	—	—	2,910,287
Investment in unconsolidated entity	24,988	24,988	—	—	24,988
Assets held-for-sale from discontinued operations	97,496	97,496	—	—	97,496
Interest rate swaps, liability	1,018	1,018	—	1,018	—
Demand and interest checking	5,225,024	5,225,024	—	5,225,024	—
Savings and money market	459,688	459,688	—	459,688	—
Senior debt	98,498	104,793	—	104,793	—
Subordinated debentures	13,401	8,629	—	—	8,629
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,206,164	$1,206,164	$—	$1,027,213	$178,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,810,812	1,810,812	—	—	1,810,812
Loans, net of deferred loan fees and costs	2,652,323	2,650,613	—	—	2,650,613
Investment in unconsolidated entity	31,294	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	113,650	—	—	113,650
Interest rate swaps, liability	2,223	2,223	—	2,223	—
Demand and interest checking	5,205,010	5,205,010	—	5,205,010	—
Savings and money market	257,050	257,050	—	257,050	—
Senior debt	98,314	104,111	—	104,111	—
Subordinated debentures	13,401	9,102	—	—	9,102
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$43,092	$—	$43,092	$—
Asset-backed securities	318,458	—	318,458	—
Obligations of states and political subdivisions	53,140	—	53,140	—
Residential mortgage-backed securities	226,600	—	226,600	—
Collateralized mortgage obligation securities	104,274	—	104,274	—
Commercial mortgage-backed securities	353,929	—	257,972	95,957
Corporate debt securities	6,582	—	—	6,582
Total investment securities, available-for-sale	1,106,075	—	1,003,536	102,539
Commercial loans, at fair value	1,690,216	—	—	1,690,216
Investment in unconsolidated entity	24,988	—	—	24,988
Assets held-for-sale from discontinued operations	97,496	—	—	97,496
Interest rate swaps, liability	1,018	—	1,018	—
	$2,917,757	$—	$1,002,518	$1,915,239

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$47,197	$—	$47,197	$—
Asset-backed securities	238,361	—	238,361	—
Obligations of states and political subdivisions	56,354	—	56,354	—
Residential mortgage-backed securities	266,583	—	266,583	—
Collateralized mortgage obligation securities	148,530	—	148,530	—
Commercial mortgage-backed securities	367,280	—	270,188	97,092
Corporate debt securities	81,859	—	—	81,859
Total investment securities, available-for-sale	1,206,164	—	1,027,213	178,951
Commercial loans, at fair value	1,810,812	—	—	1,810,812
Investment in unconsolidated entity	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	—	—	113,650
Interest rate swaps, liability	2,223	—	2,223	—
	$3,159,697	$—	$1,024,990	$2,134,707

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		at fair value
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Beginning balance	$178,951	$117,333	$1,810,812	$1,180,546
Reclass of held-to-maturity securities to available-for-sale	—	85,151	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	2,534	(1,883)
Included in other comprehensive loss	(428)	(2,121)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	45,643	721,590
Settlements	(75,984)	(21,412)	(168,773)	(89,441)
Ending balance	$102,539	$178,951	$1,690,216	$1,810,812

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(1,188)	$(3,567)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Beginning balance	$31,294	$39,154	$113,650	$140,657
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(45)	975	(3,326)
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	2,757	4,942
Sales	—	—	(85)	(1,482)
Settlements	(6,306)	(7,815)	(19,801)	(26,846)
Charge-offs	—	—	—	(295)
Ending balance	$24,988	$31,294	$97,496	$113,650

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$(45)	$191	$(2,664)

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2021	Valuation techniques	Unobservable inputs	June 30, 2021	June 30, 2021

Commercial mortgage backed investment
securities (a)	$95,957	Discounted cash flow	Discount rate	3.10%-7.71%	4.04%
Insurance liquidating trust preferred security (b)	6,582	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,667	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	2,910,287	Discounted cash flow	Discount rate	1.00% - 7.00%	3.08%

Commercial - SBA (d)	225,534	Traders' pricing	Offered quotes	$100.00 - $114.10	$104.00
Commercial - fixed (e)	79,348	Discounted cash flow	Discount rate	5.27%-7.54%	5.86%
Commercial - floating (f)	1,385,334	Discounted cash flow	Discount rate	4.35%-9.80%	4.90%
Commercial loans, at fair value	1,690,216

Investment in unconsolidated entity (g)	24,988	Discounted cash flow	Discount rate	4.00%	4.00%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (h)	97,496	Discounted cash flow	Discount rate,	2.71% - 6.80%	3.97%
			Credit analysis
Subordinated debentures (i)	8,629	Discounted cash flow	Discount rate	7.00%	7.00%

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2020	Valuation techniques	Unobservable inputs	December 31, 2020	December 31, 2020
Commercial mortgage backed investment
securities	$97,092	Discounted cash flow	Discount rate	3.68%-8.30%	4.62%
Insurance liquidating trust preferred security	6,765	Discounted cash flow	Discount rate	6.61%	6.61%
Corporate debt securities	75,094	Traders' pricing	Price indications	$100.13	$100.13
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	2,650,613	Discounted cash flow	Discount rate	1.00% - 6.36%	2.82%

Commercial - SBA	243,562	Traders' pricing	Offered quotes	$100.00 - $117.80	$105.60
Commercial - fixed	87,288	Discounted cash flow	Discount rate	5.16%-7.32%	6.03%
Commercial - floating	1,479,962	Discounted cash flow	Discount rate	3.96% -9.70%	4.91%
Commercial loans, at fair value	1,810,812

Investment in unconsolidated entity	31,294	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations	113,650	Discounted cash flow	Discount rate,	2.55%-6.83%	4.15%
			Credit analysis
Subordinated debentures	9,102	Discounted cash flow	Discount rate	6.61%	6.61%

The valuations for each of the instruments above, as of the balance sheet date, is subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2021 table.

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

c)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At June 30, 2021, the balance included $129.4 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

d)Commercial-SBL (SBA Loans) are comprised of the government guaranteed portion of SBA insured loans. Their valuation is based upon dealer pricing indications. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are also impacted by prepayment assumptions resulting from both voluntary payoffs and defaults.

e)Commercial-fixed are fixed rate non-SBA commercial real estate mortgages. Discount rates used in applying discounted cash flow analysis are determined by an independent valuation consultant based upon loan terms, the general level of interest rates and the quality of the credit. Certain of these loans are fair valued by a third-party, based upon discounting at market rates for similar loans.

f)Commercial-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties. These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans. Certain of these loans are fair valued by a third-party, based upon discounting at market rates for similar loans.

g)Investment in unconsolidated entity is in non-accrual status, and changes in its value, determined by discounted cash flows, are recorded in the income statement under “Change in value of investment in unconsolidated entity”. A constant default rate of 1%, net of recoveries, on cash flowing loans was utilized. Changes in market interest rates, credit quality or payment experience could result in a change in the current valuation.

h)Assets held-for-sale from discontinued operations are valued using discounted cash flow by an independent valuation consultant using loan performance, other credit characteristics and market interest rate comparisons. Changes in those factors could change the valuation.

i)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in the valuation.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$5,679	$—	$—	$5,679
Intangible assets	2,646	—	—	2,646
	$8,325	$—	$—	$8,325

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$9,578	$—	$—	$9,578
Intangible assets	2,845	—	—	2,845
	$12,423	$—	$—	$12,423

(1)The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2021, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $5.7 million. To arrive at that fair value, related loan principal of $7.8 million was reduced by specific reserves of $2.1 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at June 30, 2021 were 10 troubled debt restructured loans with a balance of $1.5 million, which had specific reserves of $327,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. There was no other real estate owned in continuing operations at either June 30, 2021 or December 31, 2020.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on non-SBA CRE loans held at fair value. These instruments are not accounted for as effective hedges. As of June 30, 2021, the Company had entered into four interest rate swap agreements with an aggregate notional amount of $31.6 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.3 million for the six months ended June 30, 2021 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount payable by the Company under these swap agreements was $893,000 at June 30, 2021, which is reported in other liabilities. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.8 million as of June 30, 2021.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2021 are summarized below (dollars in thousands):

	June 30, 2021
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	0.18%	(9)
December 23, 2025	6,800	2.16%	0.14%	(386)
December 24, 2025	8,200	2.17%	0.13%	(473)
July 20, 2026	6,300	1.44%	0.19%	(150)
Total	$31,600			$(1,018)

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.6 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2021 and December 31, 2020, respectively, the accumulated amortization was $1.8 million and $1.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million allocated as follows: $3.9 million extinguishment of debt, $3.1 million investment in subsidiary, $1.1 million to intangibles and $550,000 primarily comprised of fair value adjustments to the lease receivables and inventory. In the acquisition, the Company acquired $9.9 million of lease receivables, $958,000 in automobile inventory and other assets. The excess of the consideration issued over the book value of the assets acquired was $1.6 million which was comprised of the aforementioned $1.1 million of intangibles and $550,000 of fair value adjustments. The fair value of the leases was $453,000 over their book value which is being amortized over the lives of the leases, with the balance of the $550,000 reflecting automobile inventory fair value adjustments. The $1.1 million of intangibles is comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated depreciation was $86,000 at June 30, 2021. Amortization expense is $57,000 per year ($285,000 over the next five years).

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The interest rates on certain of the Company’s securities, the majority of commercial loans held at fair value and its trust preferred securities outstanding (classified as subordinated debenture on the balance sheet), utilize LIBOR as a reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company is assessing the potential impact of the phase-out of LIBOR, expected to become effective in 2023, and related accounting guidance.

Note 12. Shareholder’s Equity

On November 5, 2020, the Company’s Board of Directors authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to repurchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three and six months ended June 30, 2021, the Company repurchased 449,315 shares and 1,043,743 shares, respectively, of its common stock in the open market under the repurchase plan at an average cost of $22.26 per share and $19.16 per share, respectively. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2021
The Bancorp, Inc.	8.52%	15.39%	15.78%	15.39%
The Bancorp Bank	8.73%	15.75%	16.14%	15.75%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 14. Legal

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied, and the case is in preliminary stages of discovery. At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. The Bank is vigorously defending this matter and the case is in the discovery phase. At this time, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs seek damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). The Company intends to vigorously defend these matters. On June 11, 2021, the Company filed a motion to dismiss in each case. The motions are still pending before the court. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Note 15. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 16, Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA CRE loans, SBA loans, direct lease financing and security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$49,406	$—	$7,574	$—	$56,980
Interest allocation	—	7,574	(7,574)	—	—
Interest expense	248	1,158	1,505	—	2,911
Net interest income (loss)	49,158	6,416	(1,505)	—	54,069
Provision for credit losses	(951)	—	—	—	(951)
Non-interest income	4,438	21,391	32	—	25,861
Non-interest expense	17,042	18,328	8,513	—	43,883
Income (loss) from continuing operations before taxes	37,505	9,479	(9,986)	—	36,998
Income tax expense	—	—	7,840	—	7,840
Income (loss) from continuing operations	37,505	9,479	(17,826)	—	29,158
Income from discontinued operations	—	—	—	277	277
Net income (loss)	$37,505	$9,479	$(17,826)	$277	$29,435

	For the three months ended June 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$41,552	$—	$10,347	$—	$51,899
Interest allocation	—	10,347	(10,347)	—	—
Interest expense	219	1,081	353	—	1,653
Net interest income (loss)	41,333	9,266	(353)	—	50,246
Provision for credit losses	922	—	—	—	922
Non-interest income	(178)	20,416	128	—	20,366
Non-interest expense	17,590	17,261	7,769	—	42,620
Income (loss) from continuing operations before taxes	22,643	12,421	(7,994)	—	27,070
Income tax expense	—	—	6,787	—	6,787
Income (loss) from continuing operations	22,643	12,421	(14,781)	—	20,283
Loss from discontinued operations	—	—	—	(215)	(215)
Net income (loss)	$22,643	$12,421	$(14,781)	$(215)	$20,068

	For the six months ended June 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$97,236	$—	$16,667	$—	$113,903
Interest allocation	—	16,667	(16,667)	—	—
Interest expense	484	2,382	3,211	—	6,077
Net interest income (loss)	96,752	14,285	(3,211)	—	107,826
Provision for credit losses	(129)	—	—	—	(129)
Non-interest income	7,456	42,434	45	—	49,935
Non-interest expense	34,392	36,380	14,994	—	85,766
Income (loss) from continuing operations before taxes	69,945	20,339	(18,160)	—	72,124
Income tax expense	—	—	16,906	—	16,906
Income (loss) from continuing operations	69,945	20,339	(35,066)	—	55,218
Income from discontinued operations	—	—	—	182	182
Net income (loss)	$69,945	$20,339	$(35,066)	$182	$55,400

	For the six months ended June 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$80,846	$—	$22,519	$—	$103,365
Interest allocation	—	22,519	(22,519)	—	—
Interest expense	559	6,147	3,502	—	10,208
Net interest income (loss)	80,287	16,372	(3,502)	—	93,157
Provision for credit losses	4,501	—	—	—	4,501
Non-interest income	(4,017)	40,837	145	—	36,965
Non-interest expense	34,506	34,406	12,126	—	81,038
Income (loss) from continuing operations before taxes	37,263	22,803	(15,483)	—	44,583
Income tax expense	—	—	11,139	—	11,139
Income (loss) from continuing operations	37,263	22,803	(26,622)	—	33,444
Loss from discontinued operations	—	—	—	(785)	(785)
Net income (loss)	$37,263	$22,803	$(26,622)	$(785)	$32,659

	June 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,632,863	$37,957	$1,782,291	$97,496	$6,550,607
Total liabilities	$300,211	$5,284,404	$346,883	$—	$5,931,498

	December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,491,768	$32,976	$1,638,447	$113,650	$6,276,841
Total liabilities	$304,908	$4,877,674	$513,095	$—	$5,695,677

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

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest income	$781	$1,094	$1,634	$2,368
Interest expense	—	—	—	—
Net interest income	781	1,094	1,634	2,368

Non-interest income	1	1	3	14
Non-interest expense	421	1,369	1,400	3,431

Income (loss) before taxes	361	(274)	237	(1,049)
Income tax expense (benefit)	84	(59)	55	(264)
Net income (loss)	$277	$(215)	$182	$(785)

The following table presents assets held-for-sale from discontinued operations at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Loans, net	$75,872	$91,316
Other real estate owned	21,624	22,334
Total assets	$97,496	$113,650

Non-interest expense for the respective three and six month periods ended June 30, 2021 reflected $981,000 and $1.1 million of recoveries of prior losses on loans. For the respective three and six month periods ended June 30, 2020 non-interest expense included loan fair value and realized losses of $171,000 and $707,000. Also in non-interest expense are expenses and losses related to other real estate owned of $919,000 and $1.5 million for the three and six month periods June 30, 2021 and $676,000 and $1.7 million for the three and six month periods June 30, 2020, respectively. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $97.5 million of loans and other real estate owned remain in assets held-for-sale on the June 30, 2021 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of June 30, 2021. The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $25.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements. The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 17. Subsequent Events

The Company evaluated its June 30, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Recent and COVID-19 Pandemic Related Developments

As a result of increased COVID-19 vaccination rates and significant reopening of the economy during 2021, year-to-date 2021 net income of $55.4 million, reflected second quarter 2021 reversals of 2020 CECL provisions for credit losses we had taken related to economic factors arising out of the COVID-19 pandemic. Those reversals were reflected in a $951,000 credit to the allowance for credit losses for second quarter 2021, compared to a provision of $922,000 in the second quarter of 2020. Net income of $32.7 million for the six month period ended June 30, 2020 additionally reflected pre-tax charges of approximately $6.1 million for unrealized losses related to non-SBA commercial real estate (“CRE”) loans, at fair value, which were directly related to the economic impact of COVID-19.

As of July 5, 2021, approximately 98% of loan payment deferrals for borrowers impacted by COVID-19, had expired, and substantially all of such borrowers made their July 5, 2021 payments. Of the $47.4 million of non-guaranteed principal that was in deferral at March 31, 2021, only $968,000 remained in deferral at July 5, 2021, and payments had recommenced on all but $2.6 million of non-government guaranteed principal. We are considering further deferrals on only $1.7 million of such principal. Approximately 75% of the SBA 7a loan portfolio is government guaranteed; however, the unguaranteed portion of 7a loans may represent an elevated risk. The U.S. government paid principal and interest on those loans for a six month period which began in April 2020. In February 2021, pursuant to federal legislation adopted in response to the COVID-19 pandemic, the U.S. government began making payments for a two month period on such loans, and for up to a five month period for loans more impacted by the COVID-19 pandemic, such as loans for hotels and restaurants. Unlike the six payments made under the prior legislation, these payments are limited to $9,000 per month. No additional payments have currently been authorized; however, lenders may defer payments on loans with COVID-related payment issues through December 31, 2021 or the end of the national emergency, whichever comes first. Because only $968,000 of non-government guaranteed loans remained in deferral at July 5, 2021 and the vast majority of borrowers previously in deferral had made their payments due on or by that date, we do not anticipate that additional government payment support will be required.

In addition to the continuation of Federal Reserve rate reductions in the first quarter of 2020, U.S. government efforts to address the economic impact of the COVID-19 pandemic include several actions which have and will directly impact us as follows:

•The Paycheck Protection Program (“PPP”) provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. In second quarter 2020, under the CARES Act, we originated approximately 1,250 PPP loans under the original program, totaling in excess of $200 million, which we expect will net approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, subsequent legislation and rulemaking resulted in their estimated recognition over approximately eleven months which began in April 2020. At June 30, 2021 most of these loans had been repaid by the U.S. government. The Consolidated Appropriations Act, 2021 provided funding for additional PPP loans beginning in first quarter 2021. In that new lending program we originated approximately 630 PPP loans, totaling approximately $100 million, which we expect will net approximately $3.4 million of fees and interest. The average loan size was approximately $155,000, with over 90% of the loans under $350,000. As that new legislation included lost revenue thresholds for participation, our loan volume and fees were less than for the 2020 PPP. These fees are being recognized over an 11 month period, which is the estimated period of repayment by the U.S. government, beginning in February 2021. No future PPP loans have been authorized by legislation. Accordingly, we expect that the $129.4 million of PPP loans outstanding will be repaid and not be replaced, and revenues will not be realized from any new PPP loans. In second quarter 2020, we recognized $1.3 million in interest and fees on such loans, compared to $1.6 million in second quarter 2020.

•

The SBA began, in February 2021, to make between two and five months of principal and interest payments, up to $9,000 per month on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. The payments of up to five months were for businesses more greatly impacted by the COVID-19 pandemic such as hotels and restaurants. As of June 30, 2021, we had $357.7 million of related guaranteed balances, and additionally had $129.4 million of PPP loans which were also guaranteed. Deferrals for principal and interest payments may be granted through the earlier of December 31, 2021 or the end of the national emergency.

•Accounting and banking regulators have determined that loans with deferrals of principal and interest payments related to the COVID-19 pandemic will not, during the deferral period noted above, be classified as restructured.

In the second quarter of 2021, we received $3.0 million of fees from a line of credit to another institution to fund PPP loans, which is not expected to recur. We have experienced some early payoffs in our non-SBA CRE loans, at fair value portfolio and accordingly, interest income on such loans decreased slightly compared to second quarter 2020. However, non-interest income reflected an increase of $3.5 million in net realized and unrealized gains (losses) on commercial loans at fair value primarily resulting from exit and prepayment fees from those loan payoffs. We have begun generating new CRE loans with the first closings occurring in the third quarter. Also, in second quarter 2021, the tax rate was approximately 21%, compared to higher rates in recent periods, as a result of tax benefits related to stock-based compensation which were recognized as a result of the increase in the Company’s stock price.

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

Results of performance indicators. In the past approximately five years, we have transitioned from a balance sheet which was significantly comprised of local Philadelphia commercial real estate loans, to other types of lending which we believe are lower risk. These include: multi-family (apartment) loans in selected national regions; loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”); SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; and leasing to which we have access to underlying vehicles. These loan categories have grown significantly, which we believe has contributed to improved financial performance over the past five years.

Our most recent improved financial performance is reflected in a number of these performance indicators. In second quarter 2021, return on assets and return on equity amounted to 1.67% and 19.42% (annualized), respectively, compared to 1.33% and 15.61% (annualized) in second quarter 2020. For the six month period ended June 30, 2021, return on assets and return on equity amounted to 1.62% and 18.62% (annualized), respectively, compared to 1.13% and 12.87% (annualized) for the six month period ended June 30, 2020. Improvements in return on asset and equity performance indicators in 2021 reflected increases in loan interest, including interest from loan growth, which more than offset reductions in securities interest. The reductions in securities interest reflected lower balances and the impact of the lower rate environment. Loan interest included $3.0 million and $1.4 million of fees, respectively, in the second and first quarters of 2021, related to a line of credit to another institution for PPP loans, which are not expected to recur. Increased returns on assets and equity in 2021 also reflected higher non-interest income. While as a result of the pandemic unrealized losses were recognized in 2020, gains on non-SBA CRE loans, at fair value resulted from exit and prepayment fees in 2021, as a result of loan payoffs. Payments and leasing related fees also increased between these periods. Net interest margin was 3.19% in second quarter 2021 versus 3.53% in second quarter 2020 and 3.26% versus 3.43%, respectively, for the six month periods ended June 30, 2021 and 2020. The reduction reflects temporarily increased balances held at the Federal Reserve earning nominal rates, which resulted from stimulus payments, and lower yields on securities resulting from the lower rate environment. The lower rate environment may also continue to impact loan yields. The impact of lower yields on securities and loans in second quarter 2021 was offset by the $3.0 million of non-recurring fees noted previously. One capital measure utilized in the banking industry is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At June 30, 2021, that ratio was 9.45%, compared to 8.58% a year earlier. The increase reflected higher levels of capital from retained earnings, while assets, after increasing temporarily due to stimulus payments, returned to pre-stimulus levels.

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

•SBLOC, IBLOC, and advisor financing;

•leasing (direct lease financing);

•small business loans, primarily SBA loans, and

•non-SBA commercial real estate (“CRE”) loans, primarily multi-family (apartments) originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest earning assets and have again begun originating such loans, primarily to replace the impact of loan payoffs.

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are made nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA CRE loans are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties.

The majority of our deposit accounts and non-interest income are generated in our payments business line, the name for which has been changed to Fintech Solutions Group, which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated by independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition. This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, SBA lending, and, prior to 2020, non-SBA CRE securitization. We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control. We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans. Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $97.5 million of loans and other real estate owned remained in assets held-for-sale from discontinued operations on the June 30, 2021 balance sheet, which reflects the impact of related sales, paydowns and fair value charges. Additionally, that balance sheet reflects $25.0 million in investment in an unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Our net income of $29.4 million for the second quarter of 2021 increased from $20.1 million for the second quarter of 2020, reflecting increases in net interest and non-interest income. The $3.8 million increase in net interest income reflected increases in loan interest, including interest from loan growth, which more than offset reductions in securities interest. That increase reflected $3.0 million of fees on a short-term line of credit to another institution to initially fund PPP loans, which is not expected to recur. SBLOC and IBLOC loans totaled $1.73 billion at June 30, 2021, compared to $1.29 billion at June 30, 2020, reflecting 34.4% annual growth. Related interest increased $2.7 million. Leasing balances totaled $506.4 million at June 30, 2021, compared to $422.5 million at June 30, 2020, reflecting 19.9% growth. Related interest increased $1.1 million. Excluding the impact of PPP, SBA loans totaled $689.5 million compared to $601.4 million at those respective dates, an increase of 14.6%, resulting in $1.0 million in higher interest income. Increases in loan interest were partially offset by a $3.0 million decrease in securities interest resulting from lower securities balances and the impact of the lower rate environment. Interest expense increased $1.3 million, primarily as a result of senior debt issued in the third quarter of 2020. Our largest funding sources, prepaid and debit card account deposits, contractually adjust to only a portion of increases or decreases in market rates, as reflected in an 18 basis point cost of funds in second quarter 2021. A negative $951,000 provision for credit losses in second quarter 2021, compared to a $922,000 provision in second quarter 2020. Prepaid, debit card and other payment related fees are the largest driver of non-interest income. Such fees for second quarter 2021 increased $1.0 million over the comparable 2020 period. While interest income on non-SBA CRE loans, at fair value decreased slightly, non-interest income reflected an increase of $3.5 million in net realized and unrealized gains (losses) on commercial loans at fair value resulting from exit and prepayment fees on loan payoffs. We have begun generating new CRE loans with the first closings occurring in the third quarter, which are intended to replace these payoffs. Additionally, leasing income increased $1.3 million over the prior year quarter. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. For those periods, non-interest expense increased $1.3 million.

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

We determine our allowance for credit losses using the current expected credit losses method, or CECL, with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on credit deteriorated loans, value of collateral, estimated losses on consumer loans, and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. See “Allowance for Credit Losses”.

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

Results of Operations

Second quarter 2021 to second quarter 2020

Net Income: Income from continuing operations before income taxes was $37.0 million in the second quarter of 2021 compared to $27.1 million in the second quarter of 2020. Net income from continuing operations for the second quarter of 2021 was $29.2 million, or $0.49 per diluted share, compared to $20.3 million, or $0.35 per diluted share, for the second quarter of 2020. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income and non-interest income. After discontinued operations, net income for the second quarter of 2021 amounted to $29.4 million, compared to $20.1 million for the second quarter of 2020. Net interest income for the second quarter of 2021 increased 7.6%, to $54.1 million from $50.2 million in the second quarter of 2020. The increase reflected increases in loan interest as a result of higher loan balances, partially offset by reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Loan interest in second quarter 2021 included $3.0 million of fees from a line of credit to another institution to fund PPP loans, which is not expected to recur and which offset the impact of decreases in other loan yields. The provision for credit losses decreased $1.9 million to a credit for the provision for credit losses of $951,000 in the second quarter of 2021 compared to $922,000 in the second quarter of 2020. Non-interest income (excluding security gains and losses) increased $5.5 million, reflecting an improvement in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value of $3.5 million. The $3.5 million improvement was primarily the result of exit and prepayment fees on non-SBA CRE loan payoffs in the second quarter of 2021, versus unrealized losses in the second quarter of 2020 which were due to changes in fair value related to the COVID-19 pandemic. Non-SBA CRE loans, at fair value are primarily comprised of multifamily (apartment) loans. While previously we had securitized such loans, in 2020 we decided to retain these loans in our portfolio and no future securitizations are currently planned. In the third quarter of 2021, we began newly originating such loans. Prepaid, debit card and other payment fees are the primary driver of non-interest income and increased $971,000, or 4.8%, to $21.4 million, in the second quarter of 2021 compared to second quarter 2020. Non-interest expense increased $1.3 million, or 3.0%, to $43.9 million in the second quarter of 2021 compared to $42.6 million in the second quarter of 2020, reflecting a $1.6 million increase in salary expense between those periods. Additionally, the 2021 effective tax rate was lower compared to other recent periods. Diluted income per share was $0.50 in the second quarter of 2021 compared to $0.35 diluted income per share in the second quarter of 2020 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the second quarter of 2021 increased to $54.1 million, an increase of $3.8 million, or 7.6%, from $50.2 million in the second quarter of 2020. Our interest income for the second quarter of 2021 increased to $57.0 million, an increase of $5.1 million, or 9.8%, from $51.9 million for the second quarter of 2020. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.58 billion for the second quarter of 2021 from $3.93 billion for the second quarter of 2020, an increase of $643.8 million, or 16.4%. Related interest income increased $7.9 million on a tax equivalent basis. The increase in average loans primarily reflected growth in SBLOC and IBLOC, direct lease financing and small business loans which are mostly comprised of SBA loans. The balance of our commercial loans, at fair value decreased primarily reflecting non-SBA CRE loan payoffs, the vast majority of which are collateralized by apartment buildings. In the third quarter of 2021, we began newly originating such loans. Of the total $7.9 million increase in loan interest income, the largest increases were $3.4 million for SBLOC, IBLOC and advisor financing loans to $11.0 million and $3.8 million for SBA loans to $13.1 million. The increase in SBA loan interest reflects $3.0 million of fees which were earned on a short-term line of credit to another institution to initially fund PPP loans. Excluding those fees and other PPP interest, SBA loan interest increased $1.0 million. Our average investment securities of $1.09 billion for the second quarter of 2021 decreased $253.5 million from $1.34 billion for the second quarter of 2020. Related tax equivalent interest income decreased $3.0 million primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Yields generally decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases, partially offset by the weighted average 4.8% interest rate floors on non-SBA CRE loans, at fair value. While interest income increased by $5.1 million, interest expense increased by $1.3 million primarily as a result of the interest expense on the senior debt issued in the third quarter of 2020.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2021 was 3.19% compared to 3.53% for the second quarter of 2020, a decrease of 34 basis points. While the yield on interest earning assets decreased 29 basis points, the cost of deposits and interest bearing liabilities increased 6 basis points, or a net change of 35 basis points. The decrease in net interest margin reflected the impact of higher balances maintained at the Federal Reserve as a result of deposits of stimulus payments resulting from March 2021 federal legislation. Balances at the Federal Reserve earn nominal rates of interest. Average interest earning deposits at the Federal Reserve Bank increased $693.9 million, or 162.8%, to $1.12 billion in the second quarter of 2021 from $426.2 million in the second quarter of 2020. The reduction in the net interest margin resulting from higher Federal Reserve balances and lower overall loan yields, was offset by the impact of $3.0 million of fees on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average interest earning assets. The net interest margin reflects the 4.8% weighted average floor on non-SBA CRE loans, at fair value. In the second quarter of 2021, the average yield on our loans increased to 4.32% from 4.22% for the second quarter of 2020, an increase of 10 basis points. The increase reflected the impact of $3 million of fees from the aforementioned line of credit to another institution to fund PPP loans, which are not expected to recur, and without which loan yields would have decreased. Yields on taxable investment securities in the second quarter of 2021 decreased to 2.66% compared to 3.05% for the second quarter of 2020, a decrease of 39 basis points. The cost of total deposits and interest bearing liabilities increased 6 basis points to 0.18% for the second quarter of 2021 compared to 0.12% in the second quarter of 2020, reflecting the impact of the aforementioned senior debt issuance.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs**	$4,572,712	$49,378	4.32%	$3,925,515	$41,448	4.22%
Leases-bank qualified*	5,783	96	6.64%	9,217	162	7.03%
Investment securities-taxable	1,081,419	7,201	2.66%	1,334,368	10,188	3.05%
Investment securities-nontaxable*	3,878	32	3.30%	4,402	35	3.18%
Interest earning deposits at Federal Reserve Bank	1,120,039	300	0.11%	426,174	107	0.10%
Net interest earning assets	6,783,831	57,007	3.36%	5,699,676	51,940	3.65%

Allowance for credit losses	(16,406)			(14,822)
Assets held-for-sale from discontinued operations	98,895	781	3.16%	130,530	1,094	3.35%
Other assets	201,539			228,443
	$7,067,859			$6,043,827

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,736,776	$1,327	0.09%	$5,140,167	$1,390	0.11%
Savings and money market	526,112	192	0.15%	234,201	120	0.20%
Total deposits	6,262,888	1,519	0.10%	5,374,368	1,510	0.11%

Short-term borrowings	—	—	—	16,428	15	0.37%
Repurchase agreements	41	—	—	41	—	—
Subordinated debt	13,401	112	3.34%	13,401	128	3.82%
Senior debt	100,239	1,280	5.11%	—	—	—
Total deposits and liabilities	6,376,569	2,911	0.18%	5,404,238	1,653	0.12%

Other liabilities	83,353			123,997
Total liabilities	6,459,922			5,528,235

Shareholders' equity	607,937			515,592
	$7,067,859			$6,043,827

Net interest income on tax equivalent basis *		$54,877			$51,381

Tax equivalent adjustment		27			41

Net interest income		$54,850			$51,340

Net interest margin *			3.19%			3.53%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes commercial loans, at fair value for 2021 previously classified as held-for-sale at June 30, 2020. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $3.0 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans also includes $1.3 million of interest and fees on PPP loans. In 2020 the table above includes comparable PPP interest and fees of $1.6 million. Increases in interest earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

For the second quarter of 2021, average interest earning assets increased to $6.78 billion, an increase of $1.08 billion, or 19.0%, from $5.70 billion in the second quarter of 2020. The increase reflected increased average balances of loans and leases of $643.8 billion, or 16.4%, partially offset by decreased average investment securities of $253.5 million, or 18.9%. For those respective periods, average demand and interest checking deposits increased $596.6 million, or 11.6%, primarily as a result of deposit growth in prepaid and debit card accounts. The $291.9 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of second quarter deposit growth resulted from economic stimulus payments related to the pandemic, and is temporary as described in “Liquidity and Capital Resources”. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our credit for the provision for credit losses was $951,000 for the second quarter of 2021 compared to a provision for credit losses of $922,000 for the second quarter of 2020, or a net $1.9 million reduction. The reduction reflected second quarter 2021 reversals of 2020 CECL provisions for credit losses for economic factors related to the COVID-19 pandemic. The decrease also reflected the recovery of an allowance on a loan resolution. The allowance for credit losses decreased to $15.3 million, or 0.52%, of total loans at June 30, 2021, from $16.1 million, or 0.61%, of total loans at December 31, 2020. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $25.9 million in the second quarter of 2021 compared to $20.4 million in the second quarter of 2020. The $5.5 million, or 27.0%, increase between those respective periods was primarily the result of an improvement in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value. Net realized and unrealized gains (losses) on such loans increased to a gain of $2.6 million from a loss of $940,000. The $3.5 million improvement was primarily the result of exit and prepayment fees on non-SBA CRE loan payoffs in 2021 and unrealized losses on such loans in the second quarter of 2020 due to changes in fair value related to the COVID-19 pandemic. In the third quarter of 2021, we began newly originating such loans, the vast majority of which are collateralized by apartment buildings. Prepaid, debit card and related fees increased $774,000, or 4.1%, to $19.4 million for the second quarter of 2021 compared to $18.7 million in second quarter 2020. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $197,000, or 11.5%, to $1.9 million for the second quarter of 2021 compared to $1.7 million in the second quarter of 2020. Leasing related income increased $1.3 million, or 298.9%, to $1.8 million for the second quarter of 2021 from $443,000 for the second quarter of 2020. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. Other non-interest income decreased $319,000, or 66.0%, to $164,000 for the second quarter of 2021 from $483,000 in the second quarter of 2020.

Non-Interest Expense. Total non-interest expense was $43.9 million for the second quarter of 2021, an increase of $1.3 million, or 3.0%, compared to $42.6 million for the second quarter of 2020. Salaries and employee benefits increased to $27.1 million for the second quarter of 2021, an increase of $1.6 million, or 6.3%, from $25.5 million for the second quarter of 2020. Higher salary expense in 2021 reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $122,000, or 14.7%, to $706,000 in the second quarter of 2021 from $828,000 in the second quarter of 2020, which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $125,000, or 9.0%, to $1.3 million in the second quarter of 2021 from $1.4 million in the second quarter of 2020 reflecting a reduction in leased space and a relocation to lower cost space. Data processing decreased $31,000, or 2.6%, to $1.1 million in the second quarter of 2021 from $1.2 million in the second quarter of 2020. Printing and supplies decreased $38,000, or 22.6%, to $130,000 in the second quarter of 2021 from $168,000 in the second quarter of 2020, reflecting fewer paper based accounts and processes. Audit expense decreased $16,000, or 3.9%, to $391,000 in the second quarter of 2021 from $407,000 in the second quarter of 2020. Legal expense decreased $185,000, or 8.3%, to $2.0 million in the second quarter of 2021 from $2.2 million in the second quarter of 2020. The decrease reflected lower costs associated with two fact-finding inquiries by the SEC staff as described in Note 14 to the financial statements. Amortization of intangible assets decreased by $47,000, or 32.0%, to $100,000 in the second quarter of 2021 from $147,000 in the second quarter of 2020. The reduction reflected the completion of the amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased $329,000, or 11.3%, to $2.6 million for the second quarter of 2021 from $2.9 million in the second quarter of 2020 primarily due to a reduction in the Bank’s assessment rate which was partially offset by an increase in average liabilities, against which insurance rates are applied. Software expense increased $320,000, or 9.5%, to $3.7 million in the second quarter of 2021 from $3.4 million in the second quarter of 2020. The increases reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity, and upgrades for ACH payment systems and SBA loan processing. Insurance expense increased $331,000, or 47.6%, to $1.0 million in the second quarter of 2021 compared to $695,000 in the second quarter of 2020, reflecting higher rates. Telecom and IT network communications increased $7,000, or 1.7%, to $409,000 in the second quarter of 2021 from $402,000 in the second quarter of 2020. Consulting decreased $106,000, or 30.6%, to $240,000 in the second quarter of 2021 from $346,000 in the second quarter of 2020. Other non-interest expense increased $9,000, or 0.3%, to $3.0 million in the second quarter of 2021 from $3.0 million in the second quarter of 2020.

Income Taxes. Income tax expense for continuing operations was $7.8 million for the second quarter of 2021 compared to $6.8 million in the second quarter of 2020. A 21.2% effective tax rate in the second quarter 2021 and a 25.1% effective tax rate in the second quarter 2020 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The reduction in effective tax rate for 2021 reflected the impact of an excess tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant date.

First six months 2021 to first six months 2020

Net Income: Income from continuing operations before income taxes was $72.1 million in the first six months of 2021 compared to $44.6 million in the first six months of 2020. Net income from continuing operations for the first six months of 2021 was $55.2 million, or $0.93 per diluted share, compared to $33.4 million, or $0.58 per diluted share, for the first six months of 2020. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income and non-interest income. After discontinued operations, net income for the first six months of 2021 amounted to $55.4 million, compared to $32.7 million for the first six months of 2020. Net interest income for the first six months of 2021 increased 15.7%, to $107.8 million from $93.2 million in the first six months of 2020. The increase reflected increases in loan interest as a result of higher loan balances partially offset by reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Loan interest in 2021 included $4.5 million in interest from a line of credit to another institution to fund PPP loans, which is not expected to recur and which offset the impact of decreases in other loan yields. Lower interest expense also reflected the impact of the Federal Reserve’s 1.5% rate reductions which occurred toward the end of first quarter 2020. The provision for credit losses decreased $4.6 million to a credit for the provision for credit losses of $129,000 in the first six months of 2021 compared to a $4.5 million provision in the first six months of 2020. Non-interest income (excluding security gains and losses) increased $13.0 million, reflecting an improvement in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value of $10.7 million. The $10.7 million improvement was primarily the result of unrealized losses in the first six months of 2020 due to changes in fair value related to the COVID-19 pandemic and prepayment and exit penalties on non-SBA CRE loans in 2021. The vast majority of non-SBA CRE loans at fair value are comprised of multifamily (apartment) loans. Prepaid, debit card and other payment fees are the primary driver of non-interest income and increased $1.6 million, or 3.90% to $42.4 million in the first six months of 2021 compared to $40.8 million for the first six months of 2020. Non-interest expense increased $4.7 million, or 5.8%, to $85.8 million in the first six months of 2021 compared to $81.0 million in the first six months of 2020, reflecting a $4.5 million increase in salary expense and a $956,000 increase in legal expense between those periods. Additionally, the 2021 effective tax rate was lower compared to other recent periods. Diluted income per share was $0.94 in the first six months of 2021 compared to $0.57 diluted income per share in the first six months of 2020 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the first six months of 2021 increased to $107.8 million, an increase of $14.7 million, or 15.7%, from $93.2 million in the first six months of 2020. Our interest income for the first six months of 2021 increased to $113.9 million, an increase of $10.5 million, or 10.2%, from $103.4 million for the first six months of 2020. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.53 billion for the first six months of 2021 from $3.60 billion for the first six months of 2020, an increase of $927.3 million, or 25.7%. Related interest income increased $16.4 million on a tax equivalent basis. The increase in average loans primarily reflected growth in SBLOC and IBLOC, direct lease financing and small business loans which are mostly comprised of SBA loans. The balance of our commercial loans, at fair value decreased primarily reflecting non-SBA CRE loan payoffs, the vast majority of which are collateralized by apartment buildings. In third quarter 2021 we began newly originating such loans. Of the total $16.4 million increase in loan interest income, the largest increases were $3.6 million for non-SBA CRE loans, at fair value to $36.0 million, $3.8 million for SBLOC, IBLOC and advisor financing to $20.9 million and $7.6 million for SBA loans to $25.1 million. The increase in SBA loans reflects $4.5 million in fees which were earned on a short-term line of credit to another institution to initially fund PPP loans. Excluding those fees and other PPP interest, SBA loan interest increased $989,000. While SBA balances excluding PPP grew over the prior year period, lower rates partially offset the impact of higher balances. Our average investment securities of $1.14 billion for the first six months of 2021 decreased $229.2 million from $1.37 billion for the first six months of 2020. Related tax equivalent interest income decreased $4.7 million primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. While interest income increased by $10.5 million, interest expense decreased by $4.1 million as deposits also repriced to the lower rate environment. Decreases in deposit interest expense were partially offset by the impact of the senior debt issuance in August 2020.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2021 was 3.26% compared to 3.43% for the first six months of 2020, a decrease of 17 basis points. While the yield on interest earning assets decreased 36 basis points, the cost of deposits and interest bearing liabilities decreased 20 basis points, or a net change of 16 basis points. The decrease in net interest margin reflected the impact of higher balances maintained at the Federal Reserve as a result of deposits of stimulus payments resulting from December 2020 and March 2021 federal legislation. Balances at the Federal Reserve earn nominal rates of interest. Average interest earning deposits at the Federal Reserve Bank increased $475.2 million, or 103.3%, to $935.2 million in the first six months of 2021 from $460.0 million in the first six months of 2020. The reduction in the net interest margin resulting from higher Federal Reserve balances and lower overall loan yields, was partially offset by the impact of $4.5 million of interest and fees on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average interest earning assets. The net interest margin reflects the 4.8% weighted average floor on non-SBA CRE loans, at fair value. Yields on variable rate loans generally fell as a result of the Federal Reserve rate reductions. In the first six months of 2021, the average yield on our loans decreased to 4.30% from 4.49% for the first six months of 2020, a decrease of 19 basis points. Yields on taxable investment securities in the first six months of 2021 decreased to 2.82% compared to 3.03% for the first six months of 2020, a decrease of 21 basis points. The cost of total deposits and interest bearing liabilities decreased 20 basis points to 0.20% for the first six months of 2021 compared to 0.40% in the first six months of 2020, also resulting from the impact of the aforementioned Federal Reserve rate reductions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$4,524,911	$97,189	4.30%	$3,593,921	$80,607	4.49%
Leases - bank qualified*	6,379	214	6.71%	10,096	362	7.17%
Investment securities-taxable	1,136,631	16,009	2.82%	1,364,956	20,683	3.03%
Investment securities-nontaxable*	3,960	67	3.38%	4,788	75	3.13%
Interest earning deposits at Federal Reserve Bank	935,239	483	0.10%	460,025	1,730	0.75%
Net interest earning assets	6,607,120	113,962	3.45%	5,433,786	103,457	3.81%

Allowance for credit losses	(16,241)			(12,532)
Assets held-for-sale from discontinued operations	103,983	1,634	3.14%	133,903	2,368	3.54%
Other assets	203,821			233,088
	$6,898,683			$5,788,245

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,619,608	$2,944	0.10%	$4,746,928	$8,085	0.34%
Savings and money market	466,978	341	0.15%	203,888	170	0.17%
Time	—	—	—	159,752	1,483	1.86%
Total deposits	6,086,586	3,285	0.11%	5,110,568	9,738	0.38%

Short-term borrowings	6,491	8	0.25%	36,620	180	0.98%
Repurchase agreements	41	—	—	57	—	—
Subordinated debt	13,401	225	3.36%	13,401	290	4.33%
Senior debt	100,190	2,559	5.11%	—	—	—
Total deposits and liabilities	6,206,709	6,077	0.20%	5,160,646	10,208	0.40%

Other liabilities	91,837			118,811
Total liabilities	6,298,546			5,279,457

Shareholders' equity	600,137			508,788
	$6,898,683			$5,788,245

Net interest income on tax equivalent basis *		$109,519			$95,617

Tax equivalent adjustment		59			92

Net interest income		$109,460			$95,525

Net interest margin *			3.26%			3.43%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes commercial loans, at fair value for 2021 previously classified as held-for-sale at June 30, 2020. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $4.5 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans also includes $3.7 million of interest and fees on PPP loans. In 2020 the table above includes comparable PPP interest and fees of $1.6 million. Increases in interest earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

For the first six months of 2021, average interest earning assets increased to $6.61 billion, an increase of $1.17 billion, or 21.6%, from $5.43 billion in the first six months of 2020. The increase reflected increased average balances of loans and leases of $927.3 million, or 25.7%, partially offset by decreased average investment securities of $229.2 million, or 16.7%. For those respective periods, average demand and interest checking deposits increased $872.7 million, or 18.4%, primarily as a result of deposit growth in prepaid and debit card accounts. The $263.1 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of second quarter deposit growth resulted from economic stimulus payments related to the pandemic, and is temporary as described in “Liquidity and Capital Resources”. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our credit for the provision for credit losses was $129,000 for the first six months of 2021 compared to a provision for credit losses of $4.5 million for the first six months of 2020. The decrease reflected second quarter reversals of 2020 CECL provisions for credit losses for economic factors related to the COVID-19 pandemic. The allowance for credit losses decreased to $15.3 million, or 0.52%, of total loans at June 30, 2021, from $16.1 million, or 0.61%, of total loans at December 31, 2020. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $49.9 million in the first six months of 2021 compared to $37.0 million in the first six months of 2020. The $13.0 million, or 35.1%, increase between those respective periods was primarily the result of an improvement in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value. Net realized and unrealized gains (losses) on such loans increased to a gain of $4.6 million from a loss of $6.1 million. The $10.7 million improvement was primarily the result of exit and prepayment fees on loan payoffs in the second quarter of 2021 and unrealized losses in 2020 due to changes in fair value related to the COVID-19 pandemic. We are planning to hold loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. In the third quarter of 2021, we began newly originating such loans, the vast majority of which are collateralized by apartment buildings. Prepaid, debit card and related fees increased $1.4 million, or 3.9%, to $38.7 million for the first six months of 2021 compared to $37.2 million in first six months 2020. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $147,000, or 4.1%, to $3.7 million for the first six months of 2021 compared to $3.6 million in the first six months of 2020. Leasing related income increased $1.5 million, or 114.1%, to $2.7 million for the first six months of 2021 from $1.3 million for the first six months of 2020. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. Other non-interest income decreased $791,000, or 74.3%, to $273,000 for the first six months of 2021 from $1.1 million in the first six months of 2020.

Non-Interest Expense. Total non-interest expense was $85.8 million for the first six months of 2021, an increase of $4.7 million, or 5.8%, compared to $81.0 million for the first six months of 2020. Salaries and employee benefits increased to $52.7 million for the first six months of 2021, an increase of $4.5 million, or 9.4%, from $48.2 million for the first six months of 2020. Higher salary expense in 2021 reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $257,000, or 15.4%, to $1.4 million in the first six months of 2021 from $1.7 million in the first six months of 2020, which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $294,000, or 10.4%, to $2.5 million in the first six months of 2021 from $2.8 million in the first six months of 2020 reflecting a reduction in leased space and a relocation to lower cost space. Data processing decreased $74,000, or 3.2%, to $2.3 million in the first six months of 2021 from $2.3 million in the first six months of 2020. Printing and supplies decreased $130,000, or 39.9%, to $196,000 in the first six months of 2021 from $326,000 in the first six months of 2020, reflecting fewer paper based accounts and processes. Audit expense decreased $54,000, or 6.7%, to $754,000 in the first six months of 2021 from $808,000 in the first six months of 2020. Legal expense increased $956,000, or 30.4%, to $4.1 million in the first six months of 2021 from $3.1 million in the first six months of 2020, reflecting increased costs associated with two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements. Amortization of intangible assets decreased by $95,000, or 32.3%, to $199,000 in the first six months of 2021 from $294,000 in the first six months of 2020. The reduction reflected the completion of the amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased $538,000, or 9.8%, to $5.0 million for the first six months of 2021 from $5.5 million in the first six months of 2020 primarily due to a reduction in the Bank’s assessment rate which was partially offset by an increase in average liabilities, against which insurance rates are applied. Software expense increased $527,000, or 7.7%, to $7.4 million in the first six months of 2021 from $6.9 million in the first six months of 2020. The increases reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity, and upgrades for ACH payment systems and SBA loan processing. Insurance expense increased $453,000, or 34.4%, to $1.8 million in the first six months of 2021 compared to $1.3 million in the first six months of 2020, reflecting higher rates. Telecom and IT network communications increased $20,000, or 2.5%, to $814,000 in the first six months of 2021 from $794,000 in the first six months of 2020. Consulting decreased $97,000, or 16.1%, to $504,000 in the first six months of 2021 from $601,000 in the first six months of 2020. Other non-interest expense decreased $201,000, or 3.2%, to $6.1 million in the first six months of 2021 from $6.3 million in the first six months of 2020. The $201,000 decrease reflected a $670,000 reduction in travel expenses which was partially offset by other expense increases, including a $222,000 increase in fraud losses.

Income Taxes. Income tax expense for continuing operations was $16.9 million for the first six months of 2021 compared to $11.1 million in the first six months of 2020. A 23.4% effective tax rate in 2021 and a 25.0% effective tax rate in 2020 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The reduction in effective tax rate for 2021 reflected the impact of an excess tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant date.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average deposits increased by $888.5 million, or 16.5%, to $6.26 billion for second quarter 2021 compared to second quarter 2020. While that increase primarily reflected increases in transaction accounts from debit and prepaid card account balances, it also reflected an increase in average savings and money market accounts of $291.9 million between those periods. The growth in savings and money market accounts reflected growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of second quarter deposit growth resulted from economic stimulus payments related to the pandemic, and is temporary. By June 30, 2021 deposits had decreased from the $6.26 billion quarterly average for the second quarter of 2021, to $5.68 billion. A portion of the increase in deposits were retained at the Federal Reserve, and related average balances at that institution in second quarter 2021 increased to $1.1 billion from $426.2 million in second quarter 2020. By June 30, 2021, that balance had been reduced to $583.5 million, as a result of the outflows of the stimulus payment deposits. The increased deposits were utilized to fund loan growth, as were securities prepayments, which accelerated after the Federal Reserve’s first quarter 2020 rate reductions. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $1.11 billion at June 30, 2021 compared to $1.21 billion at December 31, 2020. In excess of $500 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as collateral for our Federal Home Loan Bank line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during second quarter 2021. As a result, at June 30, 2021 outstanding loans amounted to $2.92 billion, compared to $2.65 billion at the prior year end, an increase of $263.0 million, which was funded by deposits and securities prepayments. Commercial loans, at fair value decreased to $1.69 billion from $1.81 billion between those respective dates, a decrease of $120.6 million, which also provided funding for other loan categories. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. After we suspended originating such loans, we began newly originating non-SBA CRE loans in the third quarter of 2021. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which should result in certain of our deposits being reclassified from brokered to non-brokered, although the FDIC has not yet confirmed the extent of such reclassifications.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of June 30, 2021, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of June 30, 2021, we had eligible securities which would result in approximately $500 million of availability. Additionally, we have pledged approximately $1.15 billion of multi-family loans to the FHLB. As a result, we have approximately $1.0 billion of availability on our line of credit which we can access at any time. As of June 30, 2021, we had no amounts outstanding on either the Federal Reserve or FHLB lines. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term needs for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities and senior debt. Our sources of liquidity have primarily come in the form of dividends from the Bank to the holding company, and the issuance of debt. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of June 30, 2021, we had cash reserves of approximately $89.2 million at the holding company. A reduction from the prior quarter end reflected the impact of $10.0 million of common stock repurchases. The quarterly interest payments on the $100.0 million of senior debt are approximately $1.2 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at June 30, 2021 were $583.5 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the six months ended June 30, 2021 were $123.2 million compared to net redemptions of $91.8 million for the prior year period. We had outstanding commitments to fund loans, including unused lines of credit, of $2.13 billion and $2.17 billion as of June 30, 2021 and December 31, 2020, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. Such commitments are normally based on the full amount of collateral in a customer’s investment account. However, such commitments have historically been drawn at only a fraction of the total commitment. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2021, we were “well capitalized” under banking regulations.

The reduction in the leverage ratio from year end reflected significant deposit inflows toward the end of first quarter 2021, which resulted primarily from stimulus payments authorized by the December 2020 legislation noted previously.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2021
The Bancorp, Inc.	8.52%	15.39%	15.78%	15.39%
The Bancorp Bank	8.73%	15.75%	16.14%	15.75%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

We monitor, manage and control interest rate risk through a variety of techniques, including the use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest earning assets and interest bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2021. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rate floors are included in commercial loans, at fair value and totaled approximately $1.47 billion at June 30, 2021. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,567,662	$9,456	$37,914	$10,375	$64,809
Loans, net of deferred loan fees and costs	2,140,434	81,441	268,148	321,088	104,233
Investment securities	497,612	126,170	188,954	186,102	107,237
Interest earning deposits	583,498	—	—	—	—
Total interest earning assets	4,789,206	217,067	495,016	517,565	276,279

Interest bearing liabilities:
Demand and interest checking	3,364,861	130,710	130,710	—	—
Savings and money market	114,922	229,844	114,922	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	98,498	—
Total interest bearing liabilities	3,493,226	360,554	245,632	98,498	—
Gap	$1,295,980	$(143,487)	$249,384	$419,067	$276,279
Cumulative gap	$1,295,980	$1,152,493	$1,401,877	$1,820,944	$2,097,223
Gap to assets ratio	20%	(2)%	4%	6%	4%
Cumulative gap to assets ratio	20%	18%	22%	28%	32%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table have a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table. Accordingly, actual results can and often do differ from projections. While the gap table above shows a positive gap, interest rate increases of up to 200 basis points might be required to increase net interest income, as a result of interest rate floors.

Financial Condition

General. Our total assets at June 30, 2021 were $6.55 billion, of which our total loans were $2.92 billion, and our commercial loans, at fair value were $1.69 billion. At December 31, 2020, our total assets were $6.28 billion, of which our total loans were $2.65 billion, and our commercial loans, at fair value were $1.81 billion. The increase in assets reflected deposits resulting from stimulus payments authorized by 2020 federal legislation to address the economic impact of COVID-19.

Interest earning deposits and federal funds sold. At June 30, 2021, we had a total of $583.5 million of interest earning deposits compared to $339.5 million at December 31, 2020, an increase of $244.0 million. These deposits were comprised primarily of balances at the Federal Reserve, and reflect the impact of stimulus payments.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $1.11 billion at June 30, 2021, a decrease of $100.1 million, or 8.3%, from December 31, 2020. The decrease reflected prepayments on mortgage backed-securities as a result of the lower rate environment.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit impairments in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the six months ended June 30, 2021 and 2020, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million at June 30, 2021 and $1.4 million at December 31, 2020. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At June 30, 2021 and December 31, 2020 no investment securities were encumbered through pledging as there were no borrowings as of those dates.

As of June 30, 2021, the principal balance of the security we owned issued by CRE-1 was $7.1 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $7.1 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at $27.0 million, based upon a 2020 appraisal, obtained after the COVID-19 pandemic began. As of June 30, 2021, the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security had 27% excess credit support; thus, losses of 27% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting five of the remaining seven loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $129.0 million. The remaining principal to be repaid on all securities is approximately $114.0 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 27% credit support within the securitization structure. However, reappraisals for remaining properties could result in further decreases in collateral valuation. While available information indicates that collateral valuation will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 27% credit support.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of June 30, 2021 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$6,241	2.23%	$20,801	2.81%	$16,050	2.24%	$43,092
Asset-backed securities	—	—	6,844	1.52%	123,927	1.43%	187,687	1.58%	318,458
Tax-exempt obligations of states and political subdivisions *	—	—	2,536	2.99%	1,221	2.30%	—	—	3,757
Taxable obligations of states and political subdivisions	—	—	33,518	3.20%	15,865	3.62%	—	—	49,383
Residential mortgage-backed securities	1,226	2.61%	47,997	2.41%	23,071	2.82%	154,306	1.61%	226,600
Collateralized mortgage obligation securities	—	—	—	—	9,466	2.03%	94,808	2.02%	104,274
Commercial mortgage-backed securities	—	—	77,345	2.62%	33,671	0.87%	242,913	3.12%	353,929
Corporate debt securities	—	—	—	—	—	—	6,582	2.96%	6,582
Total	$1,226		$174,481		$228,022		$702,346		$1,106,075
Weighted average yield		2.61%		2.62%		1.79%		2.20%

* If adjusted to their taxable equivalents, yields would approximate 3.78% and 2.91% for one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans originated for sale or securitization in the secondary market through first quarter 2020, which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $1.69 billion at June 30, 2021 from $1.81 billion at December 31, 2020. The decrease resulted from loan payoffs and payments. In the third quarter of 2021 we began newly originating non-SBA CRE loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. See “Commercial real estate loans held at fair value, excluding SBA loans…” below. Interest rates shown in that table represent rate floors, set at origination. Rates on new loans will vary with market rates for such loans and are planned to be held for investment.

Loan portfolio. Total loans increased to $2.92 billion at June 30, 2021 from $2.65 billion at December 31, 2020.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2021	2020
SBL non-real estate	$228,958	$255,318
SBL commercial mortgage	343,487	300,817
SBL construction	18,494	20,273
Small business loans *	590,939	576,408
Direct lease financing	506,424	462,182
SBLOC / IBLOC **	1,729,628	1,550,086
Advisor financing ***	72,190	48,282
Other specialty lending	2,092	2,179
Other consumer loans ****	3,748	4,247
	2,905,021	2,643,384
Unamortized loan fees and costs	10,323	8,939
Total loans, net of unamortized loan fees and costs	$2,915,344	$2,652,323

	June 30,	December 31,
	2021	2020
SBL loans, net of deferred costs of $2,462 and $1,536
for June 30, 2021 and December 31, 2020, respectively	$593,401	$577,944
SBL loans included in commercial loans, at fair value	225,534	243,562
Total small business loans	$818,935	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate loans from $305.4 million at March 31, 2021 to $229.0 million at June 30, 2021 resulted from U.S. government repayments of $60.8 million of PPP loans authorized by The Consolidated Appropriations Act, 2021 and the repayment of $19.7 million of a line of credit to another institution related to PPP loans. PPP loans totaled $129.4 million at June 30, 2021 and $165.7 million at December 31, 2020, respectively.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $596.9 million and $437.2 million.

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

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $424,000 and $663,000 at June 30, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table summarizes our small business loan portfolio, including SBA loans held at fair value, by loan category as of June 30, 2021 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$357,703
Paycheck Protection Program loans (PPP) (a)	129,446
Commercial mortgage SBA (b)	189,341
Construction SBA (c)	8,562
Non-guaranteed portion of U.S. government guaranteed loans (d)	105,831
Non-SBA small business loans (e)	18,339
Total principal	$809,222
Unamortized fees and costs	9,713
Total small business loans	$818,935

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the Bank adheres.

(c)Of the $8.6 million in Construction SBA loans, $8.3 million are 504 first mortgages with an origination date LTV of 50-60% and $0.3 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $105.8 million represents the non-guaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a loans and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $18.3 million of non-SBA loans is comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators and are considered seasoned and have performed as agreed. A $2.0 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of June 30, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$66,129	$3,121	$21	$69,271	22%
Full-service restaurants	15,672	1,183	3,392	20,247	6%
Child day care services	16,217	—	882	17,099	5%
Baked goods stores	4,382	—	10,737	15,119	5%
Car washes	9,877	1,532	180	11,589	4%
Assisted living facilities for the elderly	9,533	—	—	9,533	3%
Offices of lawyers	9,494	—	—	9,494	3%
Lessors of nonresidential buildings (except miniwarehouses)	8,920	—	—	8,920	3%
Funeral homes and funeral services	7,648	347	—	7,995	2%
Limited-service restaurants	2,039	968	4,593	7,600	2%
General warehousing and storage	7,234	—	—	7,234	2%
All other amusement and recreation industries	4,977	33	1,103	6,113	2%
Outpatient mental health and substance abuse centers	4,971	—	—	4,971	2%
Other spectator sports	4,848	—	—	4,848	1%
Fitness and recreational sports centers	464	2,167	1,956	4,587	1%
Gasoline stations with convenience stores	4,304	—	—	4,304	1%
Offices of dentists	3,371	100	40	3,511	1%
Other warehousing and storage	3,261	—	—	3,261	1%
New car dealers	3,161	—	—	3,161	1%
All other miscellaneous wood product manufacturing	3,025	—	—	3,025	1%
Offices of physicians (except mental health specialists)	2,743	—	13	2,756	1%
All other miscellaneous general purpose machinery manufacturing	2,465	—	—	2,465	1%
Pet care (except veterinary) services	1,863	—	503	2,366	1%
Automotive body, paint, and interior repair and maintenance	1,746	—	591	2,337	1%
Sewing, needlework, and piece goods stores	2,337	—	—	2,337	1%
Caterers	2,120	—	177	2,297	1%
Amusement arcades	2,261	—	—	2,261	1%
Lessors of other real estate property	2,222	—	—	2,222	1%
Plumbing, heating, and air-conditioning contractors	2,038	—	154	2,192	1%
Landscaping services	562	—	1,629	2,191	1%
Offices of real estate agents and brokers	2,120	—	—	2,120	1%
Independent artists, writers, and performers	2,046	—	—	2,046	1%
Other**	44,095	1,389	27,118	72,602	20%
	$258,145	$10,840	$53,089	$322,074	100%

* Of the SBL commercial mortgage and SBL construction loans, $61.0 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of June 30, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$53,638	$33	$8,225	$61,896	19%
California	42,053	1,183	4,275	47,511	15%
North Carolina	23,167	2,161	2,711	28,039	9%
Pennsylvania	23,031	347	2,887	26,265	8%
New York	17,456	3,121	5,419	25,996	8%
Illinois	22,697	—	2,725	25,422	8%
Texas	11,908	—	4,792	16,700	5%
New Jersey	7,337	—	5,708	13,045	4%
Virginia	9,251	—	1,972	11,223	3%
Tennessee	10,424	—	781	11,205	3%
Georgia	7,287	—	1,885	9,172	3%
Colorado	3,383	3,699	1,590	8,672	3%
Michigan	3,222	—	1,528	4,750	1%
Washington	3,169	—	190	3,359	1%
Ohio	2,703	—	513	3,216	1%
Other states	17,419	296	7,888	25,603	9%
	$258,145	$10,840	$53,089	$322,074	100%

* Of the SBL commercial mortgage and SBL construction loans, $61.0 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of June 30, 2021 (in thousands):

Type*	State	SBL commercial mortgage*
Lawyer's office	California	$8,744
Hotel	Florida	8,729
General warehouse and storage	Pennsylvania	7,234
Hotel	North Carolina	5,775
Assisted living facility	Florida	5,192
Outpatient mental health and substance abuse center	Florida	4,971
Hotel	North Carolina	4,747
Hotel	Pennsylvania	4,172
Hotel	Tennessee	3,786
Gasoline station	Virginia	3,636
Total		$56,986

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans held at fair value, excluding SBA loans, are as follows including LTV at origination as of June 30, 2021 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	136	$1,322,949	76%	4.75%
Hospitality (hotels and lodging)	11	74,911	65%	5.74%
Retail	6	43,912	71%	4.65%
Other	7	27,765	70%	5.24%
	160	$1,469,537	75%	4.81%
Fair value adjustment		(4,855)
Total		$1,464,682

The following table summarizes our commercial real estate loans held at fair value, excluding SBA loans, by state as of June 30, 2021 (in thousands):

	Balance	Origination date LTV
Texas	$425,603	77%
Georgia	173,687	77%
Arizona	107,680	76%
North Carolina	69,123	78%
Alabama	56,773	76%
Ohio	57,093	69%
Other states each <$55 million	579,578	73%
Total	$1,469,537	75%

The following table summarizes our 15 largest commercial real estate loans held at fair value, excluding SBA loans as of June 30, 2021 (in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$44,113	78%
Texas	38,629	79%
Texas	36,255	80%
Pennsylvania	33,581	77%
Texas	29,524	75%
Nevada	28,540	80%
Texas	27,240	77%
Arizona	26,940	79%
Mississippi	26,811	79%
North Carolina	25,011	77%
Texas	24,667	77%
Texas	24,385	77%
Alabama	22,684	77%
Georgia	20,630	79%
Texas	20,577	79%
15 Largest loans	$429,587	78%

The following table summarizes our institutional banking portfolio by type as of June 30, 2021 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,132,749	63%
Insurance backed lines of credit (IBLOC)	596,879	33%
Advisor financing	72,190	4%
Total	$1,801,818	100%

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

The following table summarizes our top 10 SBLOC loans as of June 30, 2021 (in thousands):

	Principal amount	% Principal to collateral
	$60,000	41%
	17,000	37%
	15,800	54%
	14,428	26%
	11,518	29%
	10,044	38%
	9,465	30%
	8,316	71%
	8,179	23%
	8,180	51%
Total and weighted average	$162,930	40%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, seven insurance companies have been approved and, as of April 17, 2021 all were rated Superior (A+ or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of June 30, 2021 (in thousands):

	Principal balance	% Total
Construction	$82,651	16%
Government agencies and public institutions**	76,581	15%
Real estate and rental and leasing	66,176	13%
Waste management and remediation services	63,244	12%
Retail trade	48,124	10%
Wholesale trade	40,247	8%
Transportation and warehousing	28,403	6%
Health care and social assistance	25,299	5%
Professional, scientific, and technical services	19,449	4%
Educational services	15,655	3%
Manufacturing	15,262	3%
Finance and insurance	6,737	1%
Other	18,596	4%
Total	$506,424	100%

* Of the total $506.4 million of direct lease financing, $464.6 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2021 (in thousands):

	Principal balance	% Total
Florida	$91,946	18%
California	53,322	11%
New Jersey	36,820	7%
New York	32,640	6%
Pennsylvania	31,201	6%
Utah	31,041	6%
Maryland	24,373	5%
North Carolina	24,234	5%
Texas	16,879	3%
Connecticut	15,561	3%
Washington	15,502	3%
Missouri	14,070	3%
Georgia	10,988	2%
Idaho	9,591	2%
Alabama	9,117	2%
Other states	89,139	18%
Total	$506,424	100%

The following table presents selected loan categories by maturity for the period indicated:

	June 30, 2021
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$8,218	$153,664	$67,076	$228,958
SBL commercial mortgage	9,012	5,553	328,922	343,487
SBL construction	317	2,062	16,115	18,494
	$17,547	$161,279	$412,113	$590,939

Loans at fixed rates		$129,447	$—	$129,447
Loans at variable rates		31,832	412,113	443,945
Total		$161,279	$412,113	$573,392

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

At June 30, 2021, the allowance for credit losses amounted to $15.3 million which represented a $790,000 decrease compared to the $16.1 million at December 31, 2020. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At June 30, 2021, there were 10 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $327,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

At June 30, 2021, in excess of 50% of the total continuing loan portfolio had been reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment reviewed quarterly. A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter. At June 30, 2021, approximately 58% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment reviewed quarterly. A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter. At June 30, 2021, approximately 63% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2021 is 50%. At June 30, 2021, approximately 92% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2021 is 60%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA, or fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At June 30, 2021, approximately 79% of the non-government guaranteed loan portfolio had been reviewed.

Leasing – The targeted review threshold for 2021 is 35%. At June 30, 2021, approximately 53% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Loans, at fair value (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2021 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10 million. At June 30, 2021, approximately 100% of the non-SBA CRE floating rate loans outstanding for more than 90 days had been reviewed.

Commercial Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2021 is 100%. At June 30, 2021, approximately 100% of the non-SBA CRE fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At June 30, 2021, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – The targeted review threshold for 2021 is 50%. Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At June 30, 2021, approximately 57% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	June 30, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$711	$891	$1,005	$2,535	$5,142	$223,816	$228,958
SBL commercial mortgage	—	520	417	3,167	4,104	339,383	343,487
SBL construction	—	—	—	711	711	17,783	18,494
Direct lease financing	492	439	128	635	1,694	504,730	506,424
SBLOC / IBLOC	6,936	—	—	—	6,936	1,722,692	1,729,628
Advisor financing	—	—	—	—	—	72,190	72,190
Other specialty lending	—	—	—	—	—	2,092	2,092
Consumer - other	—	13	—	—	13	972	985
Consumer - home equity	—	—	—	298	298	2,465	2,763
Unamortized loan fees and costs	—	—	—	—	—	10,323	10,323
	$8,139	$1,863	$1,550	$7,346	$18,898	$2,896,446	$2,915,344

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other specialty lending	—	—	—	—	—	2,179	2,179
Consumer - other	—	—	—	—	—	1,164	1,164
Consumer - home equity	—	—	—	301	301	2,782	3,083
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended
	or as of June 30,
	2021	2020
Ratio of:
Allowance for credit losses to total loans(1)	0.52%	0.63%
Allowance for credit losses to non-performing loans *	171.90%	141.87%
Non-performing loans to total loans*	0.31%	0.44%
Non-performing assets to total assets *	0.14%	0.17%
Net charge-offs to average loans	0.02%	0.07%

* Includes loans 90 days past due still accruing interest.

(1) Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance for credit losses to total loans in its internal analysis. Accordingly, the adjusted ratio used in such internal analysis is 1.2%.

The ratio of the allowance for credit losses to total loans decreased to 0.52% as of June 30, 2021 from 0.63% at June 30, 2020. While the loan portfolio increased significantly which reduced the ratio, the largest component of that growth was in SBLOC and IBLOC loans which have experienced nominal losses and which require minimal allowance coverage in our CECL model. Additionally, the amount of non-performing loans and reserves thereon decreased. The ratio of the allowance for credit losses to non-performing loans increased to 171.90% at June 30, 2021, from 141.87% at June 30, 2020, primarily as a result of the decrease in non-performing loans, driven primarily by a decrease in non-accrual direct lease financing. That decrease was also reflected in the lower ratio of non-performing assets to total assets which decreased to 0.14% at June 30, 2021 from 0.17% at June 30, 2020. Net charge-offs to average loans decreased to 0.02% for the six months ended June 30, 2021 from 0.07% for the six months ended June 30, 2020. The decrease reflected higher charge-offs in the prior year period, primarily in direct lease financing and SBL non-real estate loans.

Net charge-offs. Net charge-offs were $530,000 for the six months ended June 30, 2021, a decrease of $1.9 million from net charge-offs of $2.5 million during the same period of 2020. The decrease in charge-offs in 2021 resulted primarily from a decrease in direct lease financing and non real estate SBL charge-offs. SBL charge-offs result primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	June 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans
Charge-offs	$321	$23	$—	$193	$15	$—	$—	$—
Recoveries	15	—	—	7	—	—	—	—
Net charge-offs	$306	$23	$—	$186	$15	$—	$—	$—

Average loan balance	$242,138	$322,152	$19,384	$484,303	$1,639,857	$60,236	$2,136	$3,998
Ratio of net charge-offs during the period to average loans during the period	0.13%	0.01%	—	0.04%	—	—	—	—

	June 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans
Charge-offs	$1,048	$—	$—	$1,552	$—	$—	$—	$—
Recoveries	60	—	—	84	—	—	—	—
Net charge-offs	$988	$—	$—	$1,468	$—	$—	$—	$—

Average loan balance	$189,136	$238,565	$39,252	$428,483	$1,155,885	$7,765	$2,881	$4,279
Ratio of net charge-offs during the period to average loans during the period	0.52%	—	—	0.34%	—	—	—	—

Non-accrual loans, loans 90 days delinquent and still accruing, other real estate owned and troubled debt restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. The Company had no other real estate owned (“OREO”) in continuing operations at June 30, 2021 or December 31, 2020. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	June 30,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$2,535	$3,159
SBL commercial mortgage	3,167	7,305
SBL construction	711	711
Direct leasing	635	751
Consumer	298	301
Total non-accrual loans	7,346	12,227

Loans past due 90 days or more and still accruing	1,550	497
Total non-performing loans	8,896	12,724
Total non-performing assets	$8,896	$12,724

Loans that were modified as of June 30, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	7	$768	$768	8	$911	$911
Direct lease financing	1	233	233	1	251	251
Consumer	2	460	460	2	469	469
Total(1)	10	$1,461	$1,461	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $1.0 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$768	$—	$16	$895
Direct lease financing	—	233	—	—	251	—
Consumer	—	—	460	—	—	469
Total(1)	$—	$233	$1,228	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $1.0 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2021 or December 31, 2020.

The following table summarizes loans that were restructured within the 12 months ended June 30, 2021 that have subsequently defaulted (in thousands):

	June 30, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The following table provides information about credit deteriorated loans at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$465	$3,114	$—	$415	$—
SBL commercial mortgage	2,183	2,207	—	2,060	—
Direct lease financing	635	635	—	535	—
Consumer - home equity	540	540	—	549	4
With an allowance recorded
SBL non-real estate	2,264	2,264	(1,559)	2,677	24
SBL commercial mortgage	984	984	(510)	3,866	—
SBL construction	711	711	(34)	711	—
Direct lease financing	—	—	—	173	—
Consumer - home equity	10	10	(10)	3	—
Total
SBL non-real estate	2,729	5,378	(1,559)	3,092	24
SBL commercial mortgage	3,167	3,191	(510)	5,926	—
SBL construction	711	711	(34)	711	—
Direct lease financing	635	635	—	708	—
Consumer - home equity	550	550	(10)	552	4
	$7,792	$10,465	$(2,113)	$10,989	$28

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

We had $7.3 million of non-accrual loans at June 30, 2021 compared to $12.2 million of non-accrual loans at December 31, 2020. The $4.9 million decrease in non-accrual loans was primarily due to $4.2 million of loans placed on non-accrual status partially offset by $8.7 million of loan payments and $413,000 of charge-offs. Loans past due 90 days or more still accruing interest amounted to $1.6 million at June 30, 2021 and $497,000 at December 31, 2020. The $1.1 million increase reflected $1.7 million of additions, $564,000 of loan payments and $67,000 of loans moved to non-accrual.

We had no OREO at June 30, 2021 and December 31, 2020 in continuing operations and no activity during the quarter.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2021 and December 31, 2020 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $17.4 million at June 30, 2021 compared to $17.6 million at December 31, 2020. The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street. The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. The balance of these notes comprise the $25.0 million investment in unconsolidated entity at June 30, 2021. A $30.0 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and $13.0 million loan which is included in commercial loans, at fair value. The underlying collateral consists of a multi-tenant shopping center and the loan value had been previously written down as a result of a decreased occupancy rate. By December 31, 2020 the center had been substantially all leased and previous write-downs had been reversed. On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: LIBOR plus 2% in year one, increasing 0.5% each year until the fourth year when the rate will be LIBOR plus 3.5% which will also be the rate for a one year extension, if exercised. The loan is performing in accordance with those restructured terms.

Assets held-for-sale from discontinued operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $97.5 million at June 30, 2021 and were comprised of $75.9 million of net loans and $21.6 million of OREO. The June 30, 2021 balance of OREO includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in June 2020 for $17.5 million. At December 31, 2020, discontinued assets of $113.6 million were comprised of $91.3 million of net loans and $22.3 million of OREO. We continue our efforts to transfer the loans to other financial institutions, and dispose of the OREO.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At June 30, 2021, we had total deposits of $5.68 billion compared to $5.46 billion at December 31, 2020, an increase of $222.7 million, or 4.1%. The increase reflected growth in demand and interest checking and savings and money market accounts. The increase in savings and money market account balances reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2021		December 31, 2020
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$5,619,608	0.10%	$4,864,236	0.23%
Savings and money market	466,978	0.15%	291,204	0.15%
Time	—	—	79,439	1.87%
Total deposits	$6,086,586	0.11%	$5,234,879	0.25%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the Federal Reserve Bank (“FRB”) or FHLB. There were no outstanding short-term borrowings at June 30, 2021 and December 31, 2020. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended June 30, 2021	—	na
Average during the year	6,491	27,322
Maximum month-end balance	—	140,000
Weighted average rate during the period	0.25%	0.72%
Rate at period end	—	—

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

Borrowings. At June 30, 2021, we had other long-term borrowings of $39.9 million compared to $40.3 million at December 31, 2020. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $94.9 million at June 30, 2021 compared to $81.6 million at December 31, 2020, representing an increase of $13.4 million. The increase reflected securities purchased for which payment had not yet been made.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the six months ended June 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 5, 2020, the Company’s Board of Directors authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to purchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time, but if not terminated earlier, will terminate on December 31, 2021. The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended June 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(dollars in thousands except per share data)
April 1, 2021 - April 30, 2021	311,585	$21.44	311,585	$23,319
May 1, 2021 - May 31, 2021	137,730	24.10	137,730	20,000
June 1, 2021 - June 30, 2021	—	—	—	20,000
Total	449,315	22.26	449,315	20,000

(1)On November 5, 2020, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to purchase shares up to $10.0 million in each quarter through the end of 2021, at which date the current plan terminates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002(1)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009(2)

3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016(2)

3.2	Amended and Restated Bylaws(3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2) Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).

(3) Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

August 9, 2021	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 9, 2021	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary