Form 10-Q
period 2021-09-30
Bancorp, Inc.
filed 2021-11-05
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of October 29, 2021, there were 56,980,415 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,687	$5,984
Interest earning deposits at Federal Reserve Bank	310,642	339,531
Total cash and cash equivalents	317,329	345,515

Investment securities, available-for-sale, at fair value	1,054,223	1,206,164
Commercial loans, at fair value	1,550,025	1,810,812
Loans, net of deferred loan fees and costs	3,136,662	2,652,323
Allowance for credit losses	(16,159)	(16,082)
Loans, net	3,120,503	2,636,241
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,368
Premises and equipment, net	16,602	17,608
Accrued interest receivable	17,180	20,458
Intangible assets, net	2,547	2,845
Other real estate owned	2,145	—
Deferred tax asset, net	12,237	9,757
Investment in unconsolidated entity, at fair value	—	31,294
Assets held-for-sale from discontinued operations	87,904	113,650
Other assets	86,105	81,129
Total assets	$6,268,463	$6,276,841

LIABILITIES
Deposits
Demand and interest checking	$4,734,352	$5,205,010
Savings and money market	378,160	257,050
Total deposits	5,112,512	5,462,060

Securities sold under agreements to repurchase	42	42
Short-term borrowings	300,000	—
Senior debt	98,590	98,314
Subordinated debentures	13,401	13,401
Other long-term borrowings	39,715	40,277
Other liabilities	66,226	81,583
Total liabilities	5,630,486	5,695,677

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,330,846 and 57,550,629
shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	57,331	57,551
Additional paid-in capital	357,528	377,452
Retained earnings	212,114	128,453
Accumulated other comprehensive income	11,004	17,708
Total shareholders' equity	637,977	581,164

Total liabilities and shareholders' equity	$6,268,463	$6,276,841

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Interest income
Loans, including fees	$46,426	$44,433	$143,784	$125,326
Investment securities:
Taxable interest	6,882	7,911	22,891	28,594
Tax-exempt interest	25	28	78	87
Interest earning deposits	167	106	650	1,836
	53,500	52,478	167,403	155,843
Interest expense
Deposits	1,209	1,730	4,494	11,468
Short-term borrowings	7	1	15	181
Senior debt	1,279	633	3,838	633
Subordinated debentures	112	118	337	408
	2,607	2,482	8,684	12,690
Net interest income	50,893	49,996	158,719	143,153
Provision for credit losses	1,613	1,297	1,484	5,798
Net interest income after provision for credit losses	49,280	48,699	157,235	137,355

Non-interest income
ACH, card and other payment processing fees	1,905	1,760	5,605	5,313
Prepaid, debit card and related fees	18,223	19,434	56,878	56,647
Net realized and unrealized gains (losses) on commercial loans,
at fair value	4,306	684	8,881	(5,412)
Change in value of investment in unconsolidated entity	—	—	—	(45)
Leasing related income	1,968	1,519	4,700	2,795
Other	186	955	459	2,019
Total non-interest income	26,588	24,352	76,523	61,317

Non-interest expense
Salaries and employee benefits	25,094	26,417	77,839	74,650
Depreciation and amortization	729	785	2,144	2,457
Rent and related occupancy cost	1,256	1,376	3,777	4,191
Data processing expense	1,209	1,192	3,481	3,538
Printing and supplies	81	114	277	440
Audit expense	356	397	1,110	1,205
Legal expense	1,251	994	5,349	4,136
Amortization of intangible assets	99	147	298	441
FDIC insurance	266	2,180	5,235	7,687
Software	4,045	3,595	11,435	10,458
Insurance	1,110	741	2,881	2,059
Telecom and IT network communications	413	392	1,227	1,186
Consulting	448	410	952	1,011
Other	3,027	3,286	9,145	9,605
Total non-interest expense	39,384	42,026	125,150	123,064
Income from continuing operations before income taxes	36,484	31,025	108,608	75,608
Income tax expense	8,289	7,894	25,195	19,033
Net income from continuing operations	$28,195	$23,131	$83,413	$56,575
Discontinued operations
Income (loss) from discontinued operations before income taxes	87	(1,671)	324	(2,720)
Income tax expense (benefit)	21	(1,794)	76	(2,058)
Income (loss) from discontinued operations, net of tax	66	123	248	(662)
Net income	$28,261	$23,254	$83,661	$55,913

Net income per share from continuing operations - basic	$0.49	$0.40	$1.45	$0.98
Net income (loss) per share from discontinued operations - basic	$—	$—	$0.01	$(0.01)
Net income per share - basic	$0.49	$0.40	$1.46	$0.97

Net income per share from continuing operations - diluted	$0.48	$0.40	$1.41	$0.97
Net income (loss) per share from discontinued operations - diluted	$—	$—	$0.01	$(0.01)
Net income per share - diluted	$0.48	$0.40	$1.42	$0.96

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$28,261	$23,254	$83,661	$55,913
Other comprehensive (loss) income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(4,867)	(114)	(9,192)	20,068
Reclassification adjustments for losses included in income	—	—	7	—
Amortization of losses previously held as available-for-sale	—	—	—	5
Other comprehensive (loss) income	(4,867)	(114)	(9,185)	20,073

Income tax (benefit) expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(1,314)	(31)	(2,483)	5,418
Reclassification adjustments for losses included in income	—	—	2	—
Amortization of losses previously held as available-for-sale	—	—	—	1
Income tax (benefit) expense related to items of other comprehensive income	(1,314)	(31)	(2,481)	5,419

Other comprehensive (loss) income, net of tax and reclassifications into net income	(3,553)	(83)	(6,704)	14,654
Comprehensive income	$24,708	$23,171	$76,957	$70,567

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2021
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income	Total

Balance at January 1, 2021	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	25,965	—	25,965
Common stock issued from option exercises,
net of tax benefits	61,500	61	404	—	—	465
Common stock issued from restricted units,
net of tax benefits	230,212	230	(230)	—	—	—
Stock-based compensation	—	—	2,261	—	—	2,261
Common stock repurchases	(594,428)	(594)	(9,406)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,091)	(3,091)
Balance at March 31, 2021	57,247,913	$57,248	$370,481	$154,418	$14,617	$596,764

Net income	—	$—	$—	$29,435	$—	$29,435
Common stock issued from option exercises,
net of tax benefits	217,368	217	547	—	—	764
Common stock issued from restricted units,
net of tax benefits	442,321	442	(442)	—	—	—
Stock-based compensation	—	—	2,206	—	—	2,206
Common stock repurchases	(449,315)	(449)	(9,551)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(60)	(60)
Balance at June 30, 2021	57,458,287	$57,458	$363,241	$183,853	$14,557	$619,109

Net income	—	$—	$—	$28,261	$—	$28,261
Common stock issued from option exercises,
net of tax benefits	313,446	314	1,790	—	—	2,104
Stock-based compensation	—	—	2,056	—	—	2,056
Common stock repurchases	(440,887)	(441)	(9,559)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,553)	(3,553)
Balance at September 30, 2021	57,330,846	$57,331	$357,528	$212,114	$11,004	$637,977

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2020
(in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income	Total

Balance at January 1, 2020	56,840,521	$56,841	$370,867	$50,742	$6,047	$484,497
Adoption of current expected credit loss
accounting, net of taxes	—	—	—	(2,373)	—	(2,373)
Net income	—	—	—	12,591	—	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74	546	—	—	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	(411)	—	—	—
Stock-based compensation	—	—	1,216	—	—	1,216
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	1,553	1,553
Balance at March 31, 2020	57,325,556	$57,326	$372,218	$60,960	$7,600	$498,104

Net income	—	$—	$—	$20,068	$—	$20,068
Common stock issued from option exercises,
net of tax benefits	129,752	129	(129)	—	—	—
Stock-based compensation	—	—	1,723	—	—	1,723
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	13,184	13,184
Balance at June 30, 2020	57,455,308	$57,455	$373,812	$81,028	$20,784	$533,079

Net income	—	$—	$—	$23,254	$—	$23,254
Common stock issued from restricted units,
net of tax benefits	35,566	36	(36)	—	—	—
Stock-based compensation	—	—	2,209	—	—	2,209
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(83)	(83)
Balance at September 30, 2020	57,490,874	$57,491	$375,985	$104,282	$20,701	$558,459

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2021	2020
	(in thousands)
Operating activities
Net income from continuing operations	$83,413	$56,575
Net income (loss) from discontinued operations	248	(662)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,442	2,898
Provision for credit losses	1,484	5,798
Net amortization of investment securities discounts/premiums	3,216	13,929
Stock-based compensation expense	6,523	5,149
(Gain) loss on commercial loans, at fair value	(7,267)	126
(Gain) loss from discontinued operations	(1,492)	668
Fair value adjustment on investment in unconsolidated entity	—	45
Change in fair value of commercial loans, at fair value	1,330	3,054
Change in fair value of derivatives	(1,328)	2,233
Loss on sales of investment securities	7	—
Decrease (increase) in accrued interest receivable	3,278	(5,233)
(Increase) decrease in other assets	(6,216)	8,050
Change in fair value of discontinued assets held-for-sale	498	—
Decrease in other liabilities	(14,744)	(2,770)
Net cash provided by operating activities	71,392	89,860

Investing activities
Purchase of investment securities available-for-sale	(246,958)	(27,658)
Proceeds from redemptions and prepayments of securities available-for-sale	386,369	173,892
Net cash paid due to acquisitions, net of cash acquired	—	(3,920)
Net decrease in repossessed assets	927	10,529
Net increase in loans	(485,647)	(672,666)
Net decrease in discontinued loans held-for-sale	21,882	13,710
Commercial loans, at fair value originated or drawn during the period	(62,151)	(683,696)
Payments on commercial loans, at fair value	351,239	10,586
Purchases of premises and equipment	(1,237)	(999)
Change in receivable from investment in unconsolidated entity	18	45
Return of investment in unconsolidated entity	7,337	7,326
Decrease in discontinued assets held-for-sale	4,858	4,026
Net cash used in investing activities	(23,363)	(1,168,825)

Financing activities
Net (decrease) increase in deposits	(349,548)	336,732
Net decrease in securities sold under agreements to repurchase	—	(40)
Proceeds of short-term borrowings	300,000	—
Proceeds of senior debt offering	—	98,160
Proceeds from the issuance of common stock	3,333	619
Repurchases of common stock	(30,000)	—
Net cash (used in) provided by financing activities	(76,215)	435,471

Net decrease in cash and cash equivalents	(28,186)	(643,494)

Cash and cash equivalents, beginning of period	345,515	944,472

Cash and cash equivalents, end of period	$317,329	$300,978

Supplemental disclosure:
Interest paid	$10,343	$11,098
Taxes paid	$31,057	$16,694
Non-cash investing and financing activities
Loans settled in acquisition	$—	$3,961
Transfer of loans from investment in unconsolidated entity upon its dissolution	$22,926	$—
Transfer of real estate owned from investment in unconsolidated entity upon its dissolution	$2,145	$3,780
Leased vehicles transferred to repossessed assets	$757	$15,318

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or (“the Bank”), which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. In its continuing operations, the Bank has four primary lines of national specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate (“CRE”) loans (the “CRE loans”). Prior to 2020, The Company generated non-SBA CRE loans for sale into capital markets primarily through loan securitizations which issued commercial mortgage backed securities (“CMBS”). In 2020, the Company decided to retain the CRE loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Company resumed originating non-SBA CRE loans, after suspending the origination of such loans for most of 2020 and the first half of 2021. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession. Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The results of operations for the nine month period ended September 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021. Reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 presentation. Specifically, the minimal service fees on deposit accounts which were shown separately on the income statement are now shown in other income. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2020 Form 10-K. Those significant accounting policies remain unchanged at September 30, 2021, except those relating to the COVID-19 pandemic for which management has updated their assessment of related risks and uncertainties. Those risks have been reduced as a result of increased vaccination rates, the significant reopening of the economy and the elimination of the vast majority of the Company’s COVID-related loan payment deferrals. Additionally, previous balance sheets included investment in unconsolidated entity, which reflected the Company’s balance of the Walnut Street investment. Walnut Street was comprised of Bancorp loans sold to that entity, which was partially financed by an independent investor. In the third quarter of 2021, The Bancorp and that investor dissolved the entity, as the remaining balance did not warrant ongoing administrative and accounting expenses. As a result of the dissolution, the investment in unconsolidated entity, which had a June 30, 2021 balance of $25.0 million, was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned, as those assets continue to be reported at fair value.

Our non-SBA commercial real estate loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest earning assets and have again begun originating such loans, primarily to replace the impact of loan payoffs. These new originations are identified as real estate bridge loans and are held for investment in the loan portfolio. Prior originations originally intended for securitizations which were accounted for at fair value, continue to be accounted for at fair value, and are included in the balance sheet in “commercial loans, at fair value.”

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2021, the Company had four active stock-based compensation plans.

The Company granted 100,000 stock options with a vesting period of four years during the nine month period ended September 30, 2021. The weighted average grant-date fair value was $8.51. The Company granted 300,000 stock options with a vesting period of four years during the nine month period ended September 30, 2020. The weighted average grant-date fair value was $3.02. There were 657,500 common stock options exercised in the nine month period ended September 30, 2021. There were 74,000 common stock options exercised in the nine month period ended September 30, 2020.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2021	1,161,604	$7.62	4.75	$7,001,843
Granted	100,000	18.81	9.37	664,000
Exercised	(657,500)	7.51	—	10,465,250
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2021	604,104	$9.60	6.81	$9,574,056
Exercisable at September 30, 2021	246,552	$8.50	4.03	$4,180,078

The Company granted 313,697 restricted stock units (“RSUs”) in the first nine months of 2021 of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first nine months of 2021 had a fair value of $18.81 per unit. In the first nine months of 2020, the Company granted 1,531,702 RSUs of which 1,387,602 have a vesting period of three years and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in the first nine months of 2020 had a fair value of $6.87 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2021	1,787,943	$7.49	1.50
Granted	313,697	18.81	2.03
Vested	(672,533)	7.72	—
Forfeited	(50,487)	8.73	—
Outstanding at September 30, 2021	1,378,620	$9.91	1.12

As of September 30, 2021, there was a total of $9.3 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. Related compensation expense for the nine months ended September 30, 2021 and 2020 was $6.5 million and $5.1 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2021 and 2020 was $7.6 million and $5.3 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $25.3 million and $6.5 million, respectively.

For the periods ended September 30, 2021 and 2020, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2021	2020
Risk-free interest rate	1.19%	0.68%
Expected dividend yield	—	—
Expected volatility	45.61%	45.20%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended September 30, 2021 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$28,195	57,198,778	$0.49
Effect of dilutive securities
Common stock options and restricted stock units	—	1,429,528	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$28,195	58,628,306	$0.48

1
	For the three months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$66	57,198,778	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	1,429,528	—
Diluted earnings per share
Net earnings available to common shareholders	$66	58,628,306	$—

1
	For the three months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$28,261	57,198,778	$0.49
Effect of dilutive securities
Common stock options and restricted stock units	—	1,429,528	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$28,261	58,628,306	$0.48

Note: The total of diluted earnings per share from continuing and discontinued operations does not equal diluted earnings per share due to rounding.

Stock options for 504,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2021, and included in the dilutive earnings per share computation. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$83,413	57,221,174	$1.45
Effect of dilutive securities
Common stock options and restricted stock units	—	1,710,972	(0.04)
Diluted earnings per share
Net earnings available to common shareholders	$83,413	58,932,146	$1.41

	For the nine months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$248	57,221,174	$0.01
Effect of dilutive securities
Common stock options and restricted stock units	—	1,710,972	—
Diluted earnings per share
Net earnings available to common shareholders	$248	58,932,146	$0.01

	For the nine months ended
	September 30, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$83,661	57,221,174	$1.46
Effect of dilutive securities
Common stock options and restricted stock units	—	1,710,972	(0.04)
Diluted earnings per share
Net earnings available to common shareholders	$83,661	58,932,146	$1.42

Stock options for 504,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2021, and included in the dilutive earnings per share computation. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$23,131	57,588,168	$0.40
Effect of dilutive securities
Common stock options and restricted stock units	—	883,024	—
Diluted earnings per share
Net earnings available to common shareholders	$23,131	58,471,192	$0.40

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$123	57,588,168	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	883,024	—
Diluted earnings per share
Net earnings available to common shareholders	$123	58,471,192	$—

	For the three months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$23,254	57,588,168	$0.40
Effect of dilutive securities
Common stock options and restricted stock units	—	883,024	—
Diluted earnings per share
Net earnings available to common shareholders	$23,254	58,471,192	$0.40

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2020, and included in the dilutive earnings per share computation. Stock options for 326,000 were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$56,575	57,433,477	$0.98
Effect of dilutive securities
Common stock options and restricted stock units	—	618,356	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$56,575	58,051,833	$0.97

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss	$(662)	57,433,477	$(0.01)
Effect of dilutive securities
Common stock options and restricted stock units	—	618,356	—
Diluted loss per share
Net loss	$(662)	58,051,833	$(0.01)

	For the nine months ended
	September 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$55,913	57,433,477	$0.97
Effect of dilutive securities
Common stock options and restricted stock units	—	618,356	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$55,913	58,051,833	$0.96

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2020, and included in the dilutive earnings per share computation. Stock options for 326,000 were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

Available-for-sale	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$37,489	$1,680	$(49)	$39,120
Asset-backed securities *	368,502	481	(70)	368,913
Tax-exempt obligations of states and political subdivisions	3,559	181	—	3,740
Taxable obligations of states and political subdivisions	46,013	3,044	—	49,057
Residential mortgage-backed securities	193,037	6,442	(209)	199,270
Collateralized mortgage obligation securities	74,628	1,715	(1)	76,342
Commercial mortgage-backed securities	305,922	6,572	(1,218)	311,276
Corporate debt securities	10,000	—	(3,495)	6,505
	$1,039,150	$20,115	$(5,042)	$1,054,223

	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$24,709	$85	$(14)	$24,780
Collateralized loan obligation securities	343,793	396	(56)	344,133
	$368,502	$481	$(70)	$368,913

Available-for-sale	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$44,960	$2,357	$(120)	$47,197
Asset-backed securities *	238,678	143	(460)	238,361
Tax-exempt obligations of states and political subdivisions	4,042	248	—	4,290
Taxable obligations of states and political subdivisions	47,884	4,180	—	52,064
Residential mortgage-backed securities	256,914	9,765	(96)	266,583
Collateralized mortgage obligation securities	145,260	3,281	(11)	148,530
Commercial mortgage-backed securities	359,125	12,717	(4,562)	367,280
Corporate debt securities	85,043	63	(3,247)	81,859
	$1,181,906	$32,754	$(8,496)	$1,206,164

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$28,013	$38	$(93)	$27,958
Collateralized loan obligation securities	210,665	105	(367)	210,403
	$238,678	$143	$(460)	$238,361

Investments in Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$1,215	$1,214
Due after one year through five years	156,589	164,150
Due after five years through ten years	238,612	241,810
Due after ten years	642,734	647,049
	$1,039,150	$1,054,223

At September 30, 2021 and December 31, 2020, no investment securities were encumbered through pledging or otherwise.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2021 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	2	$—	$—	$2,817	$(49)	$2,817	$(49)
Asset-backed securities	27	148,324	(68)	1,233	(2)	149,557	(70)
Residential mortgage-backed securities	14	13,688	(118)	3,743	(91)	17,431	(209)
Collateralized mortgage obligation securities	1	—	—	424	(1)	424	(1)
Commercial mortgage-backed securities	11	44,203	(658)	66,139	(560)	110,342	(1,218)
Corporate debt securities	1	—	—	6,505	(3,495)	6,505	(3,495)
Total unrealized loss position
investment securities	56	$206,215	$(844)	$80,861	$(4,198)	$287,076	$(5,042)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At September 30, 2021, it had a book value of $10.0 million and a fair value of $6.5 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of September 30, 2021 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on interest and principal payments it is contractually obligated to make, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including small business comprised primarily of SBA loans, direct lease financing, SBLOC, IBLOC, real estate bridge lending, investment advisor financing and other specialty and consumer lending. Prior to 2020, the Company also originated real estate bridge loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At September 30, 2021, the fair value of these loans was $1.55 billion, and their amortized cost was $1.55 billion. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the estimate in fair value of such loans. For the nine months ended September 30, 2021, net unrealized gains recognized for such changes in fair value were $285,000, which reflected $15,000 of loss attributable to credit weaknesses. For the nine months ended September 30, 2020, unrealized losses recognized for such changes in fair value were $3.1 million of which $490,000 was attributable to credit weaknesses. The Bank also pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to the Federal Home Loan Bank and to the Federal Reserve Bank for lines of credit. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At September 30, 2021, $1.80 billion of loans were pledged to the Federal Reserve and $891.6 million of loans were pledged to the Federal Home Loan Bank. At September 30, 2021, there were $300 million of advances outstanding against the Federal Reserve line and no amount outstanding against the Federal Home Loan Bank line.

Prior to 2020, the Company periodically sponsored the structuring of commercial mortgage loan securitizations. The Company has sponsored six of these securitizations since 2017 which are described in the 2020 Form 10-K. The loans previously sold to the commercial mortgage-backed securitizations, and now originated and held on the balance sheet at fair value, are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary and therefore are not consolidated in its financial statements. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected such prepayment protection and extension options would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2 annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated. During the third quarter of 2021, the remaining principal balances of certificates owned by the Company from the CRE1 and CRE4 securitizations which respectively amounted to $7.1 million and $25.6 million at June 30, 2021, were fully repaid.

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

In 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans currently retained total approximately $1.3 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.3 billion comprises the majority of the commercial loans, at fair value on the September 30, 2021 balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	September 30,	December 31,
	2021	2020
SBL non-real estate	$171,845	$255,318
SBL commercial mortgage	367,272	300,817
SBL construction	23,117	20,273
Small business loans *	562,234	576,408
Direct lease financing	514,068	462,182
SBLOC / IBLOC **	1,834,523	1,550,086
Advisor financing ***	81,143	48,282
Real estate bridge lending	128,699	—
Other loans ****	4,917	6,426
	3,125,584	2,643,384
Unamortized loan fees and costs	11,078	8,939
Total loans, net of unamortized loan fees and costs	$3,136,662	$2,652,323

	September 30,	December 31,
	2021	2020
SBL loans, net of deferred costs of $4,238 and $1,536
for September 30, 2021 and December 31, 2020, respectively	$566,472	$577,944
SBL loans included in commercial loans, at fair value	214,301	243,562
Total small business loans	$780,773	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate loans from $229.0 million at June 30, 2021 to $171.8 million at September 30, 2021 resulted from U.S. government repayments of $58.2 million of Paycheck Protection Program (“PPP”) loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $71.3 million at September 30, 2021 and $165.7 million at December 31, 2020, respectively.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $686.8 million and $437.2 million.

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

**** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $272,000 and $663,000 at September 30, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table provides information about loans individually evaluated for credit loss at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$408	$3,497	$—	$413	$—
SBL commercial mortgage	2,183	2,206	—	2,091	—
Direct lease financing	289	289	—	474	—
Consumer - home equity	325	325	—	493	7
With an allowance recorded
SBL non-real estate	1,825	1,825	(1,163)	2,464	12
SBL commercial mortgage	984	984	(510)	3,145	—
SBL construction	711	711	(34)	711	—
Direct lease financing	141	141	(91)	165	—
Consumer - other	14	14	(14)	6	—
Total
SBL non-real estate	2,233	5,322	(1,163)	2,877	12
SBL commercial mortgage	3,167	3,190	(510)	5,236	—
SBL construction	711	711	(34)	711	—
Direct lease financing	430	430	(91)	639	—
Consumer - other	14	14	(14)	6	—
Consumer - home equity	325	325	—	493	7
	$6,880	$9,992	$(1,812)	$9,962	$19

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated

(in thousands):

	September 30, 2021			December 31, 2020
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$1,300	$408	$1,708	$3,159
SBL commercial mortgage	984	2,183	3,167	7,305
SBL construction	711	—	711	711
Direct leasing	141	289	430	751
Consumer - home equity	—	76	76	301
Consumer - other	14	—	14	—
	$3,150	$2,956	$6,106	$12,227

The Company had $2.1 million of other real estate owned at September 30, 2021 and no other real estate owned at December 31, 2020 in continuing operations. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,708	$3,159
SBL commercial mortgage	3,167	7,305
SBL construction	711	711
Direct leasing	430	751
Consumer - home equity	76	301
Consumer - other	14	—
Total non-accrual loans	6,106	12,227

Loans past due 90 days or more and still accruing	1,569	497
Total non-performing loans	7,675	12,724
Other real estate owned	2,145	—
Total non-performing assets	$9,820	$12,724

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2021 and 2020, was $247,000 and $459,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2021. In the nine months ended September 30, 2021 and 2020 a total of $39,000 and $361,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of September 30, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$1,190	$1,190	8	$911	$911
Direct lease financing	—	—	—	1	251	251
Consumer - home equity	1	249	249	2	469	469
Total(1)	9	$1,439	$1,439	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $665,000 and $1.1 million at September 30, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,190	$—	$16	$895
Direct lease financing	—	—	—	—	251	—
Consumer - home equity	—	—	249	—	—	469
Total(1)	$—	$—	$1,439	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $665,000 and $1.1 million at September 30, 2021 and December 31, 2020, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2021 or December 31, 2020.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of September 30, 2021, there were 9 troubled debt restructured loans with a balance of $1.4 million which had specific reserves of $626,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended September 30, 2021 that have subsequently defaulted (in thousands):

	September 30, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of September 30, 2021, the Company had $369.7 million of related guaranteed balances, and additionally had $71.3 million of PPP loan balances which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and the Company generally approved COVID-19 pandemic-related deferrals for principal and interest payments as requested by borrowers. Additionally, the Company granted such deferrals for certain other loans. The Consolidated Appropriations Act, 2021, became law in December 2020, provide for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of COVID-19 Aid, Relief, and Economic Security Act (“CARES Act”) payments, these additional payments are capped at $9,000 per month. Per section 4013 of the CARES Act, accounting and banking regulators have determined that loans with COVID-19 pandemic-related deferrals of principal and interest payments will not, during the deferral period, be classified as restructured. Such treatment is temporary and will terminate after the earlier of the end of the national emergency, or December 31, 2021. As of September

30, 2021, substantially all borrowers with prior COVID-19 deferrals had resumed making their payments, with $1.3 million of principal remaining in deferral status as of that date.

Effective January 1, 2020, current expected credit loss (“CECL”) accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact our Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the September 30, 2021 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		September 30, 2021
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$4,985	5.89%	$4,765	5.63%	$5,378	3.13%
SBL commercial mortgage	1,472	0.67%	2,009	0.92%	2,795	0.76%
SBL construction	432	0.95%	571	1.26%	370	1.60%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,637	1.10%
SBLOC	440	0.05%	440	0.05%	574	0.05%
IBLOC	113	0.08%	72	0.05%	343	0.05%
Advisor financing	—	—	—	—	609	0.75%
Real estate bridge lending	—	—	—	—	245	0.19%
Other loans (1)	52	0.68%	230	3.02%	208	4.23%
Unallocated	318		—		—
	$10,238	0.56%	$12,875	0.71%	$16,159	0.52%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	—		569		1,088
Total allowance for credit losses	$10,238		$13,444		$17,247

(1)Included in Other loans are $25.0 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of September 30, 2021. These loans are classified as SBL in our loan tables.

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

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. A historical loss rate is calculated for each product type, except SBLOC, IBLOC, real estate bridge lending and investment advisor financing, based upon historical net charge-offs for that product. The loss rate is determined by classifying charge-off losses according to the year the related loans were originated, which is referred to as vintage analysis. The loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For real estate bridge lending, industry loss rate statistics were utilized. Due to the specialized nature of investment advisor financing, industry loss rate statistics are not available. Accordingly, factors based upon the nature of the underlying collateral were utilized, namely the income streams resulting from investment portfolios which represent the primary repayment source for such loans. For all loan pools the Company adds to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors adjust for asset specific differences between historical loss experience and the current portfolio for each pool. The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. A similar process is employed to calculate an allowance assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That allowance is recorded in other liabilities. These qualitative factors may increase the allowance compared to historical loss rates. Expected losses provided for in the allowance are based on applying historical loss rates over the estimated remaining lives of the loans, when historical loss rate information is available. The qualitative factor percentages are applied against the portfolio balance as of the end of the period. Even though portions of the allowance may be allocated to loans that have been individually measured for credit deterioration, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company’s charge-offs in its lines of business have been non-existent for SBLOC and IBLOC, notwithstanding stressed economic periods. Additionally, the charge-off histories for SBL and leasing have not correlated with economic conditions. While specific groups of economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans and leasing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history was the primary quantitative element in the forecasts.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at September 30, 2021 and December 31, 2020 are as follows (in thousands):

As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$66,244	$8,844	$—	$—	$—	$—	$—	$75,088
Pass	21,814	17,432	9,180	9,563	5,534	12,934	—	76,457
Special mention	79	—	—	687	—	873	—	1,639
Substandard	—	—	—	18	574	1,282	—	1,874
Total SBL non-real estate	88,137	26,276	9,180	10,268	6,108	15,089	—	155,058

SBL commercial mortgage
Non-rated	9,707	—	4,500	—	—	—	—	14,207
Pass	62,268	55,850	77,930	46,916	38,465	58,177	—	339,606
Special mention	—	—	1,853	—	—	249	—	2,102
Substandard	—	—	—	—	—	3,167	—	3,167
Total SBL commercial mortgage	71,975	55,850	84,283	46,916	38,465	61,593	—	359,082

SBL construction
Pass	3,194	13,958	1,411	3,844	—	—	—	22,407
Substandard	—	—	—	—	—	711	—	711
Total SBL construction	3,194	13,958	1,411	3,844	—	711	—	23,118

Direct lease financing
Non-rated	44,973	14,486	2,088	1,291	474	126	—	63,438
Pass	168,932	166,215	65,411	32,392	11,573	2,956	—	447,479
Substandard	792	2,170	39	58	78	14	—	3,151
Total direct lease financing	214,697	182,871	67,538	33,741	12,125	3,096	—	514,068

SBLOC
Non-rated	—	—	—	—	—	—	4,465	4,465
Pass	—	—	—	—	—	—	1,143,291	1,143,291
Total SBLOC	—	—	—	—	—	—	1,147,756	1,147,756

IBLOC
Non-rated	—	—	—	—	—	—	277,567	277,567
Pass	—	—	—	—	—	—	409,200	409,200
Total IBLOC	—	—	—	—	—	—	686,767	686,767

Advisor financing
Non-rated	1,847	264	—	—	—	—	—	2,111
Pass	34,452	44,580	—	—	—	—	—	79,032
Total advisor financing	36,299	44,844	—	—	—	—	—	81,143

Real estate bridge lending
Pass	128,699	—	—	—	—	—	—	128,699
Total real estate bridge lending	128,699	—	—	—	—	—	—	128,699

Other loans
Non-rated	428	184	—	—	4	217	677	1,510
Pass	101	114	3,323	4,820	5,632	12,977	1,278	28,245
Substandard	—	14	—	—	48	—	76	138
Total other loans**	529	312	3,323	4,820	5,684	13,194	2,031	29,893

	$543,530	$324,111	$165,735	$99,589	$62,382	$93,683	$1,836,554	$3,125,584

Unamortized loan fees and costs	—	—	—	—	—	—	—	11,078
Total								$3,136,662

*Included in the SBL non real estate non-rated total of $75.1 million, were $71.3 million of PPP loans which are government guaranteed.

**Included in Other loans are $25.0 million of SBA loans purchased for CRA purposes as of September 30, 2021. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$170,910	$—	$—	$—	$—	$—	$—	$170,910
Pass	10,775	10,943	12,002	5,454	7,153	9,964	—	56,291
Special mention	—	—	731	—	499	767	—	1,997
Substandard	—	—	20	1,489	1,347	1,491	—	4,347
Total SBL non-real estate	181,685	10,943	12,753	6,943	8,999	12,222	—	233,545

SBL commercial mortgage
Non-rated	17,592	2,758	—	—	—	—	—	20,350
Pass	26,971	76,975	46,099	39,219	32,505	35,298	—	257,067
Special mention	—	1,852	—	—	—	257	—	2,109
Substandard	—	—	—	—	77	7,605	—	7,682
Total SBL commercial mortgage	44,563	81,585	46,099	39,219	32,582	43,160	—	287,208

SBL construction
Non-rated	566	—	—	—	—	—	—	566
Pass	6,769	1,146	11,081	—	—	—	—	18,996
Substandard	—	—	—	—	711	—	—	711
Total SBL construction	7,335	1,146	11,081	—	711	—	—	20,273
	.
Direct lease financing
Non-rated	23,273	2,888	2,189	1,093	447	7	—	29,897
Pass	249,946	90,156	53,638	23,944	9,091	1,106	—	427,881
Substandard	3,536	45	97	152	536	38	—	4,404
Total direct lease financing	276,755	93,089	55,924	25,189	10,074	1,151	—	462,182

SBLOC
Non-rated	—	—	—	—	—	—	3,772	3,772
Pass	—	—	—	—	—	—	1,109,161	1,109,161
Total SBLOC	—	—	—	—	—	—	1,112,933	1,112,933

IBLOC
Non-rated	—	—	—	—	—	—	132,777	132,777
Pass	—	—	—	—	—	—	304,376	304,376
Total IBLOC	—	—	—	—	—	—	437,153	437,153

Advisor financing
Non-rated	22,341	—	—	—	—	—	—	22,341
Pass	25,941	—	—	—	—	—	—	25,941
Total advisor financing	48,282	—	—	—	—	—	—	48,282

Other loans
Non-rated	1,221	—	—	14	—	1,558	—	2,793
Pass	376	3,569	6,225	7,320	7,228	13,996	—	38,714
Substandard	—	—	—	—	—	301	—	301
Total other loans**	1,597	3,569	6,225	7,334	7,228	15,855	—	41,808

Total	$560,217	$190,332	$132,082	$78,685	$59,594	$72,388	$1,550,086	$2,643,384

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,939
Total								$2,652,323

*Included in the SBL non real estate non-rated total of $170.9 million, were $165.7 million of PPP loans which are government guaranteed.

**Included in Other loans are $35.4 million of SBA loans purchased for CRA purposes as of December 31, 2020. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

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

Real estate bridge lending. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing, and which are securitized by those properties. The portfolio is comprised primarily of apartments. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to accounted for at fair value in commercial loans, at fair value, on the balance sheet. In 2021, originations resumed and are being held for investment in loans, net of deferred fees and cost, on the balance sheet.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of September 30, 2021 was $1.1 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(896)	(23)	—	(248)	(15)	—	—	(10)	—	(1,192)
Recoveries	18	9	—	50	—	—	—	—	—	77
Provision (credit)*	1,196	(506)	42	(208)	157	247	245	19	—	1,192
Ending balance	$5,378	$2,795	$370	$5,637	$917	$609	$245	$208	$—	$16,159

Ending balance: Individually evaluated for expected credit loss	$1,163	$510	$34	$91	$—	$—	$—	$14	$—	$1,812

Ending balance: Collectively evaluated for expected credit loss	$4,215	$2,285	$336	$5,546	$917	$609	$245	$194	$—	$14,347

Loans:
Ending balance**	$171,845	$367,272	$23,117	$514,068	$1,834,523	$81,143	$128,699	$4,917	$11,078	$3,136,662

Ending balance: Individually evaluated for expected credit loss	$2,233	$3,167	$711	$430	$—	$—	$—	$339	$—	$6,880

Ending balance: Collectively evaluated for expected credit loss	$169,612	$364,105	$22,406	$513,638	$1,834,523	$81,143	$128,699	$4,578	$11,078	$3,129,782

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$52	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	(31)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$199	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$199	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$6,426	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$5,869	$8,939	$2,639,568

	September 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$52	318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,178)	—	—	—	—	(3,528)
Recoveries	82	—	—	502	—	—	—	—	584
Provision (credit)*	1,304	1,543	(148)	2,735	202	199	(39)	—	5,796
Ending balance	$4,801	$3,552	$423	$5,847	$714	$199	$191	—	$15,727

Ending balance: Individually evaluated for expected credit loss	$1,818	$1,010	$26	$43	$—	$—	$—	$—	$2,897

Ending balance: Collectively evaluated for expected credit loss	$2,983	$2,542	$397	$5,804	$714	$199	$191	$—	$12,830

Loans:
Ending balance**	$293,488	$270,264	$27,169	$430,675	$1,428,253	$26,600	$6,003	$6,308	$2,488,760

Ending balance: Individually evaluated for expected credit loss	$3,220	$7,517	$711	$804	$—	$—	$567	$—	$12,819

Ending balance: Collectively evaluated for expected credit loss	$290,268	$262,747	$26,458	$429,871	$1,428,253	$26,600	$5,436	$6,308	$2,475,941

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2021 or December 31, 2020.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	September 30, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,622	$848	$1,085	$1,708	$5,263	$166,582	$171,845
SBL commercial mortgage	17	208	417	3,167	3,809	363,463	367,272
SBL construction	—	—	—	711	711	22,406	23,117
Direct lease financing	994	211	67	430	1,702	512,366	514,068
SBLOC / IBLOC	1,389	—	—	—	1,389	1,833,134	1,834,523
Advisor financing	—	—	—	—	—	81,143	81,143
Real estate bridge lending	—	—	—	—	—	128,699	128,699
Other loans	—	—	—	90	90	4,827	4,917
Unamortized loan fees and costs	—	—	—	—	—	11,078	11,078
	$4,022	$1,267	$1,569	$6,106	$12,964	$3,123,698	$3,136,662

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other loans	—	—	—	301	301	6,125	6,426
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2021	$47,882
2022	146,333
2023	111,954
2024	69,895
2025	34,726
2026 and thereafter	12,823
Total undiscounted cash flows	423,613
Residual value *	142,558
Difference between undiscounted cash flows and discounted cash flows	(52,103)
Present value of lease payments recorded as lease receivables	$514,068

*Of the $142,558,000, $31,122,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2021 and December 31, 2020, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2021, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $3.2 million at September 30, 2021 and $4.7 million at December 31, 2020.

The Bank has periodically purchased securities through J.V.B. Financial Group, LLC (“JVB”), a broker dealer in which the Company’s former Chairman is a registered representative and has a minority interest. Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm. The Company’s former Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In the first nine months of 2021 and 2020, the Company did not purchase any securities from JVB. The Company’s former Chairman retired effective October 31, 2021.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.5 million and $1.4 million for legal services for the nine months ended September 30, 2021 and 2020, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $317.3 million and $345.5 million as of September 30, 2021 and December 31, 2020, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the third quarter of 2021 and 2020, there were no transfers between the three levels.

FHLB and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost. Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held at fair value are comprised of commercial real estate loans and SBA loans which had been originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis.

The net loan portfolio is valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. Accrued interest receivable has a carrying value that approximates fair value.

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street). The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. The balance of these notes comprises the balance of the investment in unconsolidated entity on the consolidated balance sheets, which was measured at fair value at each balance sheet date. The fair value was initially established by the sales price and the investment was marked quarterly to fair value, as determined using a discounted cash flow analysis. The change in value of investment in unconsolidated entity in the consolidated statements of operations reflected changes in estimated fair value. Interest paid to the bank on the notes was credited to principal. In the third quarter of 2021, The Bancorp and the other investor dissolved the entity, as the remaining balance did not warrant ongoing administrative and accounting expenses. As a result of the dissolution, the investment in unconsolidated entity, which had a June 30, 2021 balance of $25.0 million, was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned, as those assets continue to be reported at fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,054,223	$1,054,223	$—	$984,961	$69,262
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,550,025	1,550,025	—	—	1,550,025
Loans, net of deferred loan fees and costs	3,136,662	3,129,602	—	—	3,129,602
Assets held-for-sale from discontinued operations	87,904	87,904	—	—	87,904
Interest rate swaps, liability	895	895	—	895	—
Demand and interest checking	4,734,352	4,734,352	—	4,734,352	—
Savings and money market	378,160	378,160	—	378,160	—
Senior debt	98,590	101,433	—	101,433	—
Subordinated debentures	13,401	8,663	—	—	8,663
Securities sold under agreements to repurchase	42	42	42	—	—
Short-term borrowings	300,000	300,000	300,000	—	—

	December 31, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,206,164	$1,206,164	$—	$1,027,213	$178,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,810,812	1,810,812	—	—	1,810,812
Loans, net of deferred loan fees and costs	2,652,323	2,650,613	—	—	2,650,613
Investment in unconsolidated entity	31,294	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	113,650	—	—	113,650
Interest rate swaps, liability	2,223	2,223	—	2,223	—
Demand and interest checking	5,205,010	5,205,010	—	5,205,010	—
Savings and money market	257,050	257,050	—	257,050	—
Senior debt	98,314	104,111	—	104,111	—
Subordinated debentures	13,401	9,102	—	—	9,102
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$39,120	$—	$39,120	$—
Asset-backed securities	368,913	—	368,913	—
Obligations of states and political subdivisions	52,797	—	52,797	—
Residential mortgage-backed securities	199,270	—	199,270	—
Collateralized mortgage obligation securities	76,342	—	76,342	—
Commercial mortgage-backed securities	311,276	—	248,519	62,757
Corporate debt securities	6,505	—	—	6,505
Total investment securities, available-for-sale	1,054,223	—	984,961	69,262
Commercial loans, at fair value	1,550,025	—	—	1,550,025
Assets held-for-sale from discontinued operations	87,904	—	—	87,904
Interest rate swaps, liability	895	—	895	—
	$2,691,257	$—	$984,066	$1,707,191

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$47,197	$—	$47,197	$—
Asset-backed securities	238,361	—	238,361	—
Obligations of states and political subdivisions	56,354	—	56,354	—
Residential mortgage-backed securities	266,583	—	266,583	—
Collateralized mortgage obligation securities	148,530	—	148,530	—
Commercial mortgage-backed securities	367,280	—	270,188	97,092
Corporate debt securities	81,859	—	—	81,859
Total investment securities, available-for-sale	1,206,164	—	1,027,213	178,951
Commercial loans, at fair value	1,810,812	—	—	1,810,812
Investment in unconsolidated entity	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	—	—	113,650
Interest rate swaps, liability	2,223	—	2,223	—
	$3,159,697	$—	$1,024,990	$2,134,707

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Beginning balance	$178,951	$117,333	$1,810,812	$1,180,546
Transfers from investment in unconsolidated entity	—	—	22,926	—
Reclass of held-to-maturity securities to available-for-sale	—	85,151	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	(676)	—	5,315	(1,883)
Included in other comprehensive loss	(1,096)	(2,121)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	62,151	721,590
Settlements	(107,917)	(21,412)	(351,179)	(89,441)
Ending balance	$69,262	$178,951	$1,550,025	$1,810,812

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$(879)	$—	$(1,953)	$(3,567)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Beginning balance	$31,294	$39,154	$113,650	$140,657
Transfers to commercial loans, at fair value	(22,926)	—	—	—
Transfers to other real estate owned	(2,145)	—	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(45)	1,115	(3,326)
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	3,715	4,942
Sales	—	—	(2,020)	(1,482)
Settlements	(6,223)	(7,815)	(28,556)	(26,846)
Charge-offs	—	—	—	(295)
Ending balance	$—	$31,294	$87,904	$113,650

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$(45)	$498	$(2,664)

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	September 30, 2021	December 31, 2020
Beginning balance	$—	$—
Transfers from investment in unconsolidated entity	2,145	—
Ending balance	$2,145	$—

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2021	Valuation techniques	Unobservable inputs	September 30, 2021	September 30, 2021

Commercial mortgage backed investment
securities (a)	$62,757	Discounted cash flow	Discount rate	3.11%-7.71%	4.00%
Insurance liquidating trust preferred security (b)	6,505	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	3,129,602	Discounted cash flow	Discount rate	1.00% - 7.00%	3.60%

Commercial - SBA (d)	214,301	Traders' pricing	Offered quotes	$100 - $106	$103.5
Non-SBA CRE - fixed (e)	85,075	Discounted cash flow	Discount rate	5.72%-7.44%	5.85%
Non-SBA CRE - floating (f)	1,250,649	Discounted cash flow	Discount rate	3.96%-8.2%	4.86%
Commercial loans, at fair value	1,550,025

Assets held-for-sale from discontinued operations (g)	87,904	Discounted cash flow	Discount rate	3.37%-6.58%	4.69%

Subordinated debentures (h)	8,663	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned	2,145	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2020	Valuation techniques	Unobservable inputs	December 31, 2020	December 31, 2020
Commercial mortgage backed investment
securities	$97,092	Discounted cash flow	Discount rate	3.68%-8.30%	4.62%
Insurance liquidating trust preferred security	6,765	Discounted cash flow	Discount rate	6.61%	6.61%
Corporate debt securities	75,094	Traders' pricing	Price indications	$100.13	$100.13
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	2,650,613	Discounted cash flow	Discount rate	1.00% - 6.36%	2.82%

Commercial - SBA	243,562	Traders' pricing	Offered quotes	$100.00 - $117.80	$105.60
Non-SBA CRE - fixed	87,288	Discounted cash flow	Discount rate	5.16%-7.32%	6.03%
Non-SBA CRE - floating	1,479,962	Discounted cash flow	Discount rate	3.96% -9.70%	4.91%
Commercial loans, at fair value	1,810,812

Investment in unconsolidated entity	31,294	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations	113,650	Discounted cash flow	Discount rate,	2.55%-6.83%	4.15%
			Credit analysis
Subordinated debentures	9,102	Discounted cash flow	Discount rate	6.61%	6.61%

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the September 30, 2021 table.

a)Commercial mortgage backed investment securities, consisting of Bank sponsored CRE securities, are valued using discounted cash flow analyses. The discount rates applied are based upon market observations for comparable securities and implicitly assume market averages for defaults and loss severities. Each of the securities has some credit enhancement, or protection from other tranches in the issue, which limit their valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce their value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on these holdings in future periods and impact fair values.

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

c)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At September 30, 2021, the balance included $71.3 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

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

e)Non-SBA CRE-fixed are fixed rate non-SBA commercial real estate mortgages. Discount rates used in applying discounted cash flow analysis are based upon loan terms, the current origination rates for similar loans and the quality of the credit.

f)Non-SBA CRE-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties. These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans. Certain of these loans are fair valued by a third-party, based upon discounting at market rates for similar loans.

g)Assets held-for-sale from discontinued operations are valued using discounted cash flow by an independent valuation consultant using loan performance, other credit characteristics and market interest rate comparisons. Changes in those factors could change the valuation.

h)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in the valuation.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$5,068	$—	$—	$5,068
Other real estate owned	2,145	—	—	2,145
Intangible assets	2,547	—	—	2,547
	$9,760	$—	$—	$9,760

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans (1)	$9,578	$—	$—	$9,578
Intangible assets	2,845	—	—	2,845
	$12,423	$—	$—	$12,423

(1)The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2021, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $5.1 million. To arrive at that fair value, related loan principal of $6.9 million was reduced by specific reserves of $1.8 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at September 30, 2021 were 9 troubled debt restructured loans with a balance of $1.4 million, which had specific reserves of $626,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA CRE loans held at fair value. These instruments are not accounted for as effective hedges. As of September 30, 2021, the Company had entered into three interest rate swap agreements with an aggregate notional amount of $21.3 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.3 million for the nine months ended September 30, 2021 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount payable by the Company under these swap agreements was $895,000 at September 30, 2021, which is reported in other liabilities. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.3 million as of September 30, 2021.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2021 are summarized below (dollars in thousands):

	September 30, 2021
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	0.13%	(348)
December 24, 2025	8,200	2.17%	0.13%	(426)
July 20, 2026	6,300	1.44%	0.13%	(121)
Total	$21,300			$(895)

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.5 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2021 and December 31, 2020, respectively, the accumulated amortization was $1.8 million and $1.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million allocated as follows: $3.9 million extinguishment of debt, $3.1 million investment in subsidiary, $1.1 million to intangibles and $550,000 primarily comprised of fair value adjustments to the lease receivables and inventory. In the acquisition, the Company acquired $9.9 million of lease receivables, $958,000 in automobile inventory and other assets. The excess of the consideration issued over the book value of the assets acquired was $1.6 million which was comprised of the aforementioned $1.1 million of intangibles and $550,000 of fair value adjustments. The fair value of the leases was $453,000 over their book value which is being amortized over the lives of the leases, with the balance of the $550,000 reflecting automobile inventory fair value adjustments. The $1.1 million of intangibles is comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated depreciation was $100,000 at September 30, 2021. Amortization expense is $57,000 per year ($285,000 over the next five years).

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The interest rates on certain of the Company’s securities, the majority of commercial loans held at fair value and its trust preferred securities outstanding (classified as subordinated debenture on the balance sheet), utilize LIBOR as a reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. While the Company discontinued LIBOR based originations in 2021, certain of its financial instruments outstanding use LIBOR based pricing, including its non-SBA commercial loans, at fair value. However, these loans are short-term and generally expected to be repaid by the June 2023 LIBOR end date. When the Company resumed originating non-SBA commercial loans in third quarter 2021 which are identified separately as real estate bridge lending, it utilized the secured overnight financing rate (SOFR). In addition, the Bank owns certain investment securities, including collateralized loan obligations (CLOs) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary. There is less clarity for the Company’s student loan securities, its subordinated debentures and its derivatives based upon publicly available information. However, these types of instruments are relatively widely held and industry standards continue to be considered by trustees and other governing bodies. The Company continues to assess the potential impact of the phase-out of LIBOR on those instruments and any other potential impacts, and related accounting guidance.

Note 12. Shareholder’s Equity

On November 5, 2020, the Company’s Board of Directors (“the “Board”) authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to repurchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three and nine months ended September 30, 2021, the Company repurchased 440,887 shares and 1,484,630 shares, respectively, of its common stock in the open market under the 2021 Common Stock Repurchase Plan at an average cost of $22.68 per share and $20.21 per share, respectively. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

On October 20, 2021, the Board approved a revised stock repurchase program for the upcoming 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). The amount that the Company intends to repurchase has been increased to $15.0 million in value of the Company’s common stock per fiscal quarter in 2022, for a maximum amount of $60.0 million.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2021
The Bancorp, Inc.	9.82%	15.69%	16.10%	15.69%
The Bancorp Bank	10.24%	16.29%	16.69%	16.29%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. On October 4, 2021, Cascade filed a motion for summary judgment, which is still pending before the court. The Bank is vigorously defending this matter. At this time, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services v. The Bancorp Bank. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for Automated Clearing House (“ACH”) transactions in connection with Cachet’s payroll services business. The complaint in the matter primarily arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019 for safety and soundness reasons. The complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. Cachet seeks approximately $150 million in damages and disallowance of the Bank’s proof of claim. The Bank has not been served with the complaint to date but intends to vigorously defend against Cachet’s claims. Given the early stage of the lawsuit, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$46,313	$—	$7,187	$—	$53,500
Interest allocation	—	7,187	(7,187)	—	—
Interest expense	239	916	1,452	—	2,607
Net interest income (loss)	46,074	6,271	(1,452)	—	50,893
Provision for credit losses	1,613	—	—	—	1,613
Non-interest income	6,408	20,166	14	—	26,588
Non-interest expense	16,452	16,286	6,646	—	39,384
Income (loss) from continuing operations before taxes	34,417	10,151	(8,084)	—	36,484
Income tax expense	—	—	8,289	—	8,289
Income (loss) from continuing operations	34,417	10,151	(16,373)	—	28,195
Income from discontinued operations	—	—	—	66	66
Net income (loss)	$34,417	$10,151	$(16,373)	$66	$28,261

	For the three months ended September 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$44,408	$—	$8,070	$—	$52,478
Interest allocation	—	8,070	(8,070)	—	—
Interest expense	232	1,234	1,016	—	2,482
Net interest income (loss)	44,176	6,836	(1,016)	—	49,996
Provision for credit losses	1,297	—	—	—	1,297
Non-interest income	2,395	21,933	24	—	24,352
Non-interest expense	17,236	16,939	7,851	—	42,026
Income (loss) from continuing operations before taxes	28,038	11,830	(8,843)	—	31,025
Income tax expense	—	—	7,894	—	7,894
Income (loss) from continuing operations	28,038	11,830	(16,737)	—	23,131
Income from discontinued operations	—	—	—	123	123
Net income (loss)	$28,038	$11,830	$(16,737)	$123	$23,254

	For the nine months ended September 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$143,549	$—	$23,854	$—	$167,403
Interest allocation	—	23,854	(23,854)	—	—
Interest expense	723	3,298	4,663	—	8,684
Net interest income (loss)	142,826	20,556	(4,663)	—	158,719
Provision for credit losses	1,484	—	—	—	1,484
Non-interest income	13,864	62,600	59	—	76,523
Non-interest expense	50,844	52,666	21,640	—	125,150
Income (loss) from continuing operations before taxes	104,362	30,490	(26,244)	—	108,608
Income tax expense	—	—	25,195	—	25,195
Income (loss) from continuing operations	104,362	30,490	(51,439)	—	83,413
Income from discontinued operations	—	—	—	248	248
Net income (loss)	$104,362	$30,490	$(51,439)	$248	$83,661

	For the nine months ended September 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$125,254	$—	$30,589	$—	$155,843
Interest allocation	—	30,589	(30,589)	—	—
Interest expense	791	7,381	4,518	—	12,690
Net interest income (loss)	124,463	23,208	(4,518)	—	143,153
Provision for credit losses	5,798	—	—	—	5,798
Non-interest income	(1,622)	62,770	169	—	61,317
Non-interest expense	51,742	51,345	19,977	—	123,064
Income (loss) from continuing operations before taxes	65,301	34,633	(24,326)	—	75,608
Income tax expense	—	—	19,033	—	19,033
Income (loss) from continuing operations	65,301	34,633	(43,359)	—	56,575
Loss from discontinued operations	—	—	—	(662)	(662)
Net income (loss)	$65,301	$34,633	$(43,359)	$(662)	$55,913

	September 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,706,208	$39,702	$1,434,649	$87,904	$6,268,463
Total liabilities	$342,746	$4,691,158	$596,582	$—	$5,630,486

	December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,491,768	$32,976	$1,638,447	$113,650	$6,276,841
Total liabilities	$304,908	$4,877,674	$513,095	$—	$5,695,677

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

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest income	$754	$890	$2,388	$3,259
Interest expense	—	—	—	—
Net interest income	754	890	2,388	3,259

Non-interest income	48	4	51	18
Non-interest expense	715	2,565	2,115	5,997

Income (loss) before taxes	87	(1,671)	324	(2,720)
Income tax expense (benefit)	21	(1,794)	76	(2,058)
Net income (loss)	$66	$123	$248	$(662)

The following table presents assets held-for-sale from discontinued operations at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Loans, net	$69,435	$91,316
Other real estate owned	18,469	22,334
Total assets	$87,904	$113,650

Non-interest expense for the respective three and nine month periods ended September 30, 2021 reflected $384,000 and $1.5 million of recoveries of prior losses on loans. For the respective three and nine month periods ended September 30, 2020 non-interest expense included loan fair value and realized losses of $1.4 million and $2.3 million. Also in non-interest expense are expenses and losses related to other real estate owned of $745,000 and $2.3 million for the three and nine month periods ended September 30, 2021 and $2.1 million and $3.8 million for the three and nine month periods ended September 30, 2020, respectively. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $87.9 million of loans and other real estate owned remain in assets held-for-sale on the September 30, 2021 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of September 30, 2021. The Company is attempting to dispose of those remaining loans and other real estate owned.

Note 17. Subsequent Events

The Company evaluated its September 30, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. On October 20, 2021, the Board approved the 2022 Common Stock Repurchase Program for the upcoming 2022 fiscal year, as discussed in Note 12.

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

Recent and COVID-19 Pandemic Related Developments

As a result of increased COVID-19 vaccination rates and significant reopening of the economy during 2021, year-to-date 2021 net income of $83.7 million did not reflect significant charges related to the pandemic. Net income of $55.9 million for the nine month period ended September 30, 2020 reflected pre-tax charges of approximately $5.4 million primarily for unrealized losses related to non-SBA commercial real estate (“CRE”) loans, at fair value, which were directly related to the economic impact of COVID-19.

Total loan balances not guaranteed by the United States government for borrowers with Covid-19 payment deferrals had been reduced to $1.3 million as of September 30, 2021. Approximately 75% of the SBA 7a loan portfolio is government guaranteed; however, the unguaranteed portion of 7a loans may represent an elevated risk. The U.S. government paid principal and interest on those loans for a six month period which began in April 2020. In February 2021, pursuant to federal legislation adopted in response to the COVID-19 pandemic, the U.S. government began making payments for at least a two month period on such loans, and for as long as a five month period for loans more impacted by the COVID-19 pandemic, such as loans for hotels and restaurants. Unlike the six payments made under the prior legislation, these payments were limited to $9,000 per month. No additional payments have currently been authorized; however, lenders may defer payments on loans with COVID-related payment issues through December 31, 2021 or the end of the national emergency, whichever comes first. Because only $1.3 million of non-government guaranteed loan balances remained in deferral at September 30, 2021, and the vast majority of borrowers previously in deferral had made their payments due by that date, we do not anticipate that additional government payment support will be required.

In addition to the continuation of Federal Reserve rate reductions in the first quarter of 2020, U.S. government efforts to address the economic impact of the COVID-19 pandemic included several actions which have and will directly impact us as follows:

•The Paycheck Protection Program (“PPP”) provided for our having made loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. In second quarter 2020, under the CARES Act, we originated approximately 1,250 PPP loans under the original program, totaling in excess of $200 million, which resulted in approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, subsequent legislation and rulemaking resulted in their estimated recognition over approximately eleven months which began in April 2020. At September 30, 2021 most of these loans had been repaid by the U.S. government. The Consolidated Appropriations Act, 2021 provided funding for additional PPP loans beginning in first quarter 2021. In that new lending program we originated approximately 630 PPP loans, totaling approximately $100 million, which resulted in approximately $3.4 million of fees and interest. The average loan size was approximately $155,000, with over 90% of the loans under $350,000. As that new legislation included lost revenue thresholds for participation, our loan volume and fees were less than for the 2020 PPP. These fees are being recognized over an 11 month period, which is the estimated period of repayment by the U.S. government, beginning in February 2021. No future PPP loans have been authorized by legislation. Accordingly, we expect that the $71.3 million of PPP loans outstanding at September 30, 2021 will be repaid and not be replaced, and revenues will not be realized from any new PPP loans. In third quarter 2021, we recognized $1.2 million in interest and fees on such loans, compared to $2.1 million in the third quarter of 2020.

•The SBA began, in February 2021, to make between two and five months of principal and interest payments, up to $9,000 per month on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. The payments of up to five months were for businesses more greatly impacted by the COVID-19 pandemic such as hotels and restaurants. As of September 30, 2021, we had $369.7 million of related guaranteed balances, and additionally had $71.3 million of PPP loans which were also guaranteed.

•Deferrals for principal and interest payments related to the pandemic may be granted through the earlier of December 31, 2021 or the end of the national emergency. Accounting and banking regulators have determined that loans with deferrals of principal and interest payments related to the COVID-19 pandemic will not, during the deferral period noted above, be classified as restructured.

We have experienced early payoffs in our non-SBA multi-family (apartment) CRE loans, at fair value and in the third quarter of 2021, began originating similar loans to offset the impact of such prepayments. A net reduction of $1.9 million in interest income resulted in third quarter 2021 compared to third quarter 2020, as the impact of the prepayments exceeded interest from the new originations. Additionally, non-interest income reflected an increase of $3.6 million in net realized and unrealized gains (losses) on commercial loans at fair value primarily reflecting fees related to those prepayments. Also, in third quarter 2021, the tax rate was approximately 23%, compared to higher rates in recent periods, as a result of tax benefits related to stock-based compensation which were recognized as a result of the increase in the Company’s stock price.

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

Results of performance indicators. In the past approximately five years, we have transitioned from a balance sheet which was significantly comprised of local Philadelphia commercial real estate loans, to other types of lending which we believe are lower risk. These include: multi-family (apartment) loans in selected national regions; loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”); SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; and leasing to which we have access to underlying vehicles. Loan balances in these categories have grown significantly, which we believe has contributed to improved financial performance over the past five years.

Improved financial performance is reflected in a number of these performance indicators. In third quarter 2021, return on assets and return on equity amounted to 1.76% and 17.84% (annualized), respectively, compared to 1.48% and 16.90% (annualized) in third quarter 2020. For the nine month period ended September 30, 2021, return on assets and return on equity amounted to 1.66% and 18.35% (annualized), respectively, compared to 1.25% and 14.29% (annualized) for the nine month period ended September 30, 2020. Improvements in return on asset and equity in 2021 reflected increases in loan interest, including interest from loan growth, which more than offset reductions in securities interest. The reductions in securities interest reflected lower balances and the impact of the lower rate environment. Loan interest included $3.0 million and $1.4 million of fees, respectively, in the second and first quarters of 2021, related to a line of credit to another institution for PPP loans, which are not expected to recur. Increased returns on assets and equity in 2021 also reflected higher non-interest income. While as a result of the pandemic unrealized losses were recognized in 2020, gains on non-SBA CRE loans, at fair value resulted primarily from fees related to loan prepayments in 2021. Net interest margin was 3.35% in third quarter 2021 versus 3.37% in third quarter 2020 and 3.29% versus 3.41%, respectively, for the nine month periods ended September 30, 2021 and 2020. The reduction in 2021 reflects the impact of temporarily increased balances held at the Federal Reserve earning nominal rates, which resulted from COVID-19 stimulus payments, and lower loan and securities yields resulting from the lower rate environment. One capital measure utilized in the banking industry is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At September 30, 2021, that ratio was 10.18%, compared to 9.05% a year earlier. The increase reflected higher levels of capital from retained earnings, while assets, after increasing temporarily due to stimulus payments, returned to pre-stimulus levels.

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

•SBLOC, IBLOC, and investment advisor financing;

•leasing (direct lease financing);

•small business loans, primarily SBA loans, and

•non-SBA commercial real estate (“CRE”) loans.

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are made nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest earning assets and have again begun originating such loans, primarily to replace the impact of loan payoffs. These new originations are identified as real estate bridge loans and are held for investment in the loan portfolio. Prior originations originally intended for securitizations which were accounted for at fair value, continue to be accounted for at fair value, and are included in the balance sheet in “commercial loans, at fair value.”

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

Our net income of $28.3 million for the third quarter of 2021 increased from $23.3 million for the third quarter of 2020, reflecting increases in net interest and non-interest income and a decrease in non-interest expense. The $897,000 increase in net interest income reflected increases in loan interest, including interest from loan growth, which more than offset reductions in securities interest. SBLOC, IBLOC and investment advisor loans totaled $1.92 billion at September 30, 2021, compared to $1.45 billion at September 30, 2020, reflecting 31.7% annual growth. Related interest increased $3.4 million. Leasing balances totaled $514.1 million at September 30, 2021, compared to $430.7 million at September 30, 2020, reflecting 19.4% growth. Related interest increased $768,000. Excluding the impact of PPP, SBA loans totaled $709.5 million compared to $633.4 million at those respective dates, an increase of 12.0%; however, the impact of SBA growth on interest income was largely offset by lower PPP fees and interest. Increases in loan interest were offset by a $1.0 million decrease in securities interest resulting from lower securities balances and the impact of the lower rate environment. Interest expense increased $125,000, primarily as a result of senior debt issued in the third quarter of 2020. Our largest funding sources, prepaid and debit card account deposits, contractually adjust to only a portion of increases or decreases in market rates, as reflected in an 18 basis point cost of funds in third quarter 2021. A $1.6 million provision for credit losses in third quarter 2021, compared to a $1.3 million provision in third quarter 2020. Prepaid, debit card and other payment related fees are the largest driver of non-interest income. Such fees for third quarter 2021 decreased $1.1 million over the comparable 2020 period. While interest income on non-SBA CRE loans decreased $1.9 million as a result of loan prepayments, non-interest income reflected an increase of $3.6 million in net realized and unrealized gains (losses) on commercial loans, at fair value primarily reflecting fees related to those prepayments. We have begun generating new CRE loans with the first closings occurring in the third quarter, which are intended to replace these prepayments and other related loan payoffs. Additionally, leasing income increased $449,000 over the prior year quarter. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. For those periods, non-interest expense decreased $2.6 million which reflected a $1.9 million reduction in Federal Deposit Insurance Corporation (“FDIC”) insurance expense.

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

Results of Operations

Third quarter 2021 to third quarter 2020

Net Income: Income from continuing operations before income taxes was $36.5 million in the third quarter of 2021 compared to $31.0 million in the third quarter of 2020. Net income from continuing operations for the third quarter of 2021 was $28.2 million, or $0.48 per diluted share, compared to $23.1 million, or $0.40 per diluted share, for the third quarter of 2020. Income from continuing operations increased between those respective periods primarily as a result of lower non-interest expense and higher non-interest income. After discontinued operations, net income for the third quarter of 2021 amounted to $28.3 million, compared to $23.3 million for the third quarter of 2020. Net interest income for the third quarter of 2021 increased 1.8%, to $50.9 million from $50.0 million in the third quarter of 2020. The increase reflected increases in loan interest as a result of higher loan balances, partially offset by reductions in securities interest resulting from lower balances, and lower loan yields which reflected the impact of Federal Reserve rate reductions. The provision for credit losses increased $316,000 to $1.6 million in the third quarter of 2021 compared to $1.3 million in the third quarter of 2020. Non-interest income (excluding security gains and losses) increased $2.2 million, reflecting an increase in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value of $3.6 million. The $3.6 million increase primarily reflected fees related to prepayments of non-SBA CRE loan payoffs in the third quarter of 2021. Non-SBA CRE loans, at fair value are primarily comprised of multi-family (apartment) loans. While previously we had securitized such loans, in 2020 we decided to retain these loans in our portfolio and no future securitizations are currently planned. In the third quarter of 2021, we began newly originating such loans. Prepaid, debit card and other payment fees are the primary driver of non-interest income and decreased $1.1 million, or 5.0%, to $20.1 million, in the third quarter of 2021 compared to third quarter 2020. Non-interest expense decreased $2.6 million, or 6.3%, to $39.4 million in the third quarter of 2021 compared to $42.0 million in the third quarter of 2020, reflecting a $1.9 million decrease in FDIC insurance expense between those periods. Additionally, the 2021 effective tax rate was lower compared to other recent periods. Diluted income per share was $0.48 in the third quarter of 2021 compared to $0.40 diluted income per share in the third quarter of 2020 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the third quarter of 2021 increased to $50.9 million, an increase of $897,000, or 1.8%, from $50.0 million in the third quarter of 2020. Our interest income for the third quarter of 2021 increased to $53.5 million, an increase of $1.0 million, or 1.9%, from $52.5 million for the third quarter of 2020. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.58 billion for the third quarter of 2021 from $4.21 billion for the third quarter of 2020, an increase of $368.4 million, or 8.8%. Related interest income increased $2.0 million on a tax equivalent basis. The increase in average loans primarily reflected growth in SBLOC, IBLOC, investment advisor loans and direct lease financing, partially offset by decreases in PPP loans. Small business loans which also grew, have generally been comprised of SBA loans. However, in 2020 and 2021 they reflected balances of pandemic related PPP loans guaranteed by the U.S. government which repaid significant amounts of those loans in 2021, accounting for the decrease. The balance of our commercial loans, at fair value also decreased, primarily reflecting non-SBA CRE loan payoffs. In the third quarter of 2021, we began newly originating such loans, referred to as real estate bridge loans. Of the total $2.0 million net increase in loan interest income, the largest increase was $3.4 million for SBLOC, IBLOC and investment advisor financing loans, while interest on non-SBA commercial real estate loans decreased $1.9 million. Our average investment securities of $1.02 billion for the third quarter of 2021 decreased $288.7 million from $1.30 billion for the third quarter of 2020. Related tax equivalent interest income decreased $1.0 million primarily reflecting a decrease in balances. Yields on loans generally decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases, partially offset by the weighted average 4.8% interest rate floors on non-SBA CRE loans, at fair value. While interest income increased by $1.0 million, interest expense increased by $125,000 primarily as a result of the interest expense on the senior debt issued in the third quarter of 2020.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2021 was 3.35% compared to 3.37% for the third quarter of 2020, a decrease of 2 basis points. While the yield on interest earning assets decreased 1 basis point, the cost of deposits and interest bearing liabilities did not change, for a net change of 1 basis point. The decrease in net interest margin reflected the impact of lower yields on loans. Balances at the Federal Reserve earn nominal rates of interest. Average interest earning deposits at the Federal Reserve Bank increased $66.1 million, or 16.0%, to $479.4 million in the third quarter of 2021 from $413.3 million in the third quarter of 2020. The net interest margin reflected the impact of the 4.8% weighted average floor on non-SBA CRE loans, at fair value, the prepayments for which contributed to a decrease in the average yield on loans. In the third quarter of 2021, the average yield on our loans decreased to 4.05% from 4.22% for the third quarter of 2020, a decrease of 17 basis points. Yields on taxable investment securities in the third quarter of 2021 increased to 2.72% compared to 2.43% for the third quarter of 2020, an increase of 29 basis points. Yields on investment securities were impacted by the timing of prepayments. The cost of total deposits and interest bearing liabilities was 0.18% for the third quarter of 2021 as well as the third quarter of 2020.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$4,573,431	$46,357	4.05%	$4,202,054	$44,318	4.22%
Leases-bank qualified*	5,031	87	6.92%	8,026	146	7.28%
Investment securities-taxable	1,012,007	6,882	2.72%	1,300,191	7,911	2.43%
Investment securities-nontaxable*	3,558	32	3.60%	4,041	35	3.46%
Interest earning deposits at Federal Reserve Bank	479,350	167	0.14%	413,259	106	0.10%
Net interest earning assets	6,073,377	53,525	3.53%	5,927,571	52,516	3.54%

Allowance for credit losses	(16,277)			(14,587)
Assets held-for-sale from discontinued operations	90,598	754	3.33%	124,916	890	2.85%
Other assets	214,715			195,125
	$6,362,413			$6,233,025

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,124,189	$1,063	0.08%	$5,079,711	$1,591	0.13%
Savings and money market	404,775	146	0.14%	484,323	139	0.11%
Total deposits	5,528,964	1,209	0.09%	5,564,034	1,730	0.12%

Short-term borrowings	13,097	7	0.21%	3,260	1	0.12%
Repurchase agreements	41	—	—	41	—	—
Subordinated debt	13,401	112	3.34%	13,401	118	3.52%
Senior debt	100,329	1,279	5.10%	53,260	633	4.75%
Total deposits and liabilities	5,655,832	2,607	0.18%	5,633,996	2,482	0.18%

Other liabilities	78,038			53,260
Total liabilities	5,733,870			5,687,256

Shareholders' equity	628,543			545,769
	$6,362,413			$6,233,025

Net interest income on tax equivalent basis *		$51,672			$50,924

Tax equivalent adjustment		25			38

Net interest income		$51,647			$50,886

Net interest margin *			3.35%			3.37%

* Fully taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes commercial loans, at fair value. All periods include non-accrual loans.
NOTE: In the table above, interest on loans for 2021 includes $1.2 million of interest and fees on PPP loans. In 2020 the table above includes comparable PPP interest and fees of $2.1 million.

For the third quarter of 2021, average interest earning assets increased to $6.07 billion, an increase of $145.8 million, or 2.5%, from $5.93 billion in the third quarter of 2020. The increase reflected increased average balances of loans and leases of $368.4 million, or 8.8%, partially offset by decreased average investment securities of $288.7 million, or 22.1%. For those respective periods, average demand and interest checking deposits increased $44.5 million, or 0.9%, primarily as a result of deposit growth in prepaid and debit card accounts. The $79.5 million decrease in average savings and money market balances between these respective periods reflected the impact of the exit of a single affinity group. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $1.6 million for the third quarter of 2021 compared to $1.3 million for the third quarter of 2020, or a net increase of $316,000. The increase reflected the impact of an increase in SBA non-real estate charge-offs. The allowance for credit losses was $16.2 million, or 0.52%, of total loans at September 30, 2021, from $16.1 million, or 0.61%, of total loans at December 31, 2020. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $26.6 million in the third quarter of 2021 compared to $24.4 million in the third quarter of 2020. The $2.2 million, or 9.2%, increase between those respective periods was primarily the result of an improvement in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value. Net realized and unrealized gains (losses) on such loans increased to a gain of $4.3 million from $684,000. The $3.6 million improvement was primarily the result of fees related to prepayments and payoffs of non-SBA CRE loans in 2021 and also included $1.4 million of increases in fair value reflecting reversals of 2020 fair value decreases related to COVID-19. Prepaid, debit card and related fees decreased $1.2 million, or 6.2%, to $18.2 million for the third quarter of 2021 compared to $19.4 million in third quarter 2020. The decrease primarily reflected the impact of the exit of a single affinity group which transitioned its accounts and related payments to its own bank. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $145,000, or 8.2%, to $1.9 million for the third quarter of 2021 compared to $1.8 million in the third quarter of 2020, reflecting increased rapid funds transfer volume. Leasing related income increased $449,000, or 29.6%, to $2.0 million for the third quarter of 2021 from $1.5 million for the third quarter of 2020. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. Other non-interest income decreased $769,000, or 80.5%, to $186,000 for the third quarter of 2021 from $955,000 in the third quarter of 2020, which had included the recovery of certain fees which had previously been written off.

Non-Interest Expense. Total non-interest expense was $39.4 million for the third quarter of 2021, a decrease of $2.6 million, or 6.3%, compared to $42.0 million for the third quarter of 2020. Salaries and employee benefits decreased to $25.1 million for the third quarter of 2021, a decrease of $1.3 million, or 5.0%, from $26.4 million for the third quarter of 2020. Lower salary expense in 2021 reflected lower incentive compensation related expense. Depreciation and amortization decreased $56,000, or 7.1%, to $729,000 in the third quarter of 2021 from $785,000 in the third quarter of 2020, which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $120,000, or 8.7%, to $1.3 million in the third quarter of 2021 from $1.4 million in the third quarter of 2020 reflecting a reduction in leased space and a relocation to lower cost space. Data processing increased $17,000, or 1.4%, to $1.2 million in the third quarter of 2021 from $1.2 million in the third quarter of 2020. Printing and supplies decreased $33,000, or 28.9%, to $81,000 in the third quarter of 2021 from $114,000 in the third quarter of 2020, reflecting fewer paper based accounts and processes. Audit expense decreased $41,000, or 10.3%, to $356,000 in the third quarter of 2021 from $397,000 in the third quarter of 2020. Legal expense increased $257,000, or 25.9%, to $1.3 million in the third quarter of 2021 from $994,000 in the third quarter of 2020. The increase reflected costs associated with the Cascade matter. Additionally, costs continue to be incurred with respect to two fact-finding inquiries by the SEC staff. These matters are described in Note 14 to the financial statements. Amortization of intangible assets decreased by $48,000, or 32.7%, to $99,000 in the third quarter of 2021 from $147,000 in the third quarter of 2020. FDIC insurance expense decreased $1.9 million, or 87.8%, to $266,000 for the third quarter of 2021 from $2.2 million in the third quarter of 2020 primarily due to a reduction in the Bank’s assessment rate. The reduction in expense primarily reflected the cumulative impact of the reclassification of certain of our deposits from brokered to non-brokered on the assessment rate. Prior to the current quarter’s insurance rate reduction to approximately 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. Software expense increased $450,000, or 12.5%, to $4.0 million in the third quarter of 2021 from $3.6 million in the third quarter of 2020. The increases reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity, and upgrades for SBA loan processing. Insurance expense increased $369,000, or 49.8%, to $1.1 million in the third quarter of 2021 compared to $741,000 in the third quarter of 2020, reflecting higher rates. Telecom and IT network communications increased $21,000, or 5.4%, to $413,000 in the third quarter of 2021 from $392,000 in the third quarter of 2020. Consulting increased $38,000, or 9.3%, to $448,000 in the third quarter of 2021 from $410,000 in the third quarter of 2020. Other non-interest expense decreased $259,000, or 7.9%, to $3.0 million in the third quarter of 2021 from $3.3 million in the third quarter of 2020. The decrease reflected a $124,000 reduction in prepaid account related losses.

Income Taxes. Income tax expense for continuing operations was $8.3 million for the third quarter of 2021 compared to $7.9 million in the third quarter of 2020. A 22.7% effective tax rate in the third quarter 2021 and a 25.4% effective tax rate in the third quarter of 2020 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The reduction in effective tax rate for 2021 reflected the impact of an excess tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant date of stock based compensation.

First nine months 2021 to first nine months 2020

Net Income: Income from continuing operations before income taxes was $108.6 million in the first nine months of 2021 compared to $75.6 million in the first nine months of 2020. Net income from continuing operations for the first nine months of 2021 was $83.4 million, or $1.41 per diluted share, compared to $56.6 million, or $0.97 per diluted share, for the first nine months of 2020. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income and non-interest income. After discontinued operations, net income for the first nine months of 2021 amounted to $83.7 million, compared to $55.9 million for the first nine months of 2020. Net interest income for the first nine months of 2021 increased 10.9%, to $158.7 million from $143.2 million in the first nine months of 2020. The increase reflected increases in loan interest as a result of higher loan balances partially offset by reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Loan interest in 2021 included $4.6 million of interest from a line of credit to another institution to fund PPP loans, which is not expected to recur and which offset the impact of decreases in other loan yields. Lower interest expense also reflected the impact of the Federal Reserve’s 1.50% of rate reductions which occurred toward the end of first quarter 2020. The provision for credit losses decreased $4.3 million to a provision for credit losses of $1.5 million in the first nine months of 2021 compared to a $5.8 million provision in the first nine months of 2020. The reduction reflected the reversal of charges in 2020 related to the COVID-19 pandemic and the impact of lower charge-offs in 2021. Non-interest income (excluding security gains and losses) increased $15.2 million, reflecting an increase in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value of $14.3 million which was primarily the result of unrealized losses in the first nine months of 2020 due to changes in fair value related to the COVID-19 pandemic and fees related to prepayments and payoffs of non-SBA CRE loans in 2021. The vast majority of non-SBA CRE loans at fair value are comprised of multi-family (apartment) loans. Prepaid, debit card and other payment fees are the primary driver of non-interest income and increased $231,000, or 0.4% to $56.9 million in the first nine months of 2021 compared to $56.6 million for the first nine months of 2020. Non-interest expense increased $2.1 million, or 1.7%, to $125.2 million in the first nine months of 2021 compared to $123.1 million in the first nine months of 2020, reflecting a $3.2 million increase in salary expense and a $1.2 million increase in legal expense between those periods which were partially offset by a $2.5 million reduction in our FDIC insurance expense. Additionally, the 2021 effective tax rate was lower compared to other recent periods. Diluted income per share was $1.42 in the first nine months of 2021 compared to $0.96 diluted income per share in the first nine months of 2020 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the first nine months of 2021 increased to $158.7 million, an increase of $15.6 million, or 10.9%, from $143.2 million in the first nine months of 2020. Our interest income for the first nine months of 2021 increased to $167.4 million, an increase of $11.6 million, or 7.4%, from $155.8 million for the first nine months of 2020. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $4.55 billion for the first nine months of 2021 from $3.81 billion for the first nine months of 2020, an increase of $739.7 million, or 19.4%. Related interest income increased $18.4 million on a tax equivalent basis. The increase in average loans primarily reflected growth in SBLOC, IBLOC, investment advisor loans and direct lease financing, partially offset by decreases in PPP loans. Small business loans which also grew, have generally been comprised of SBA loans. However, in 2020 and 2021 they reflected balances of pandemic related PPP loans guaranteed by the U.S. government which repaid significant amounts of those loans in 2021, accounting for the decrease. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA CRE loan payoffs. In third quarter 2021 we began newly originating such loans, referred to as real estate bridge loans. Of the total $18.4 million increase in loan interest income, the largest increases were $7.2 million for SBLOC, IBLOC and investment advisor financing and $7.5 million for SBA loans. The increase in SBA loan interest reflects $4.6 million in fees which were earned on a short-term line of credit to another institution to initially fund PPP loans. Excluding those fees and other PPP interest, SBA loan interest increased $1.8 million. While SBA balances, excluding PPP, grew over the prior year period, lower rates partially offset the impact of higher balances. Our average investment securities of $1.10 billion for the first nine months of 2021 decreased $249.3 million from $1.35 billion for the first nine months of 2020. Related tax equivalent interest income decreased $5.7 million primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. While interest income increased by $11.6 million, interest expense decreased by $4.0 million as deposits also repriced to the lower rate environment. Decreases in deposit interest expense were partially offset by the impact of the senior debt issuance in August 2020.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2021 was 3.29% compared to 3.41% for the first nine months of 2020, a decrease of 12 basis points. While the yield on interest earning assets decreased 24 basis points, the cost of deposits and interest bearing liabilities decreased 13 basis points, or a net change of 11 basis points. The decrease in net interest margin reflected the impact of higher balances maintained at the Federal Reserve as a result of deposits of stimulus payments resulting from December 2020 and March 2021 federal legislation. Balances at the Federal Reserve earn nominal rates of interest. Average interest earning deposits at the Federal Reserve Bank increased $337.3 million, or 75.9%, to $781.6 million in the first nine months of 2021 from $444.3 million in the first nine months of 2020. The reduction in the net interest margin resulting from higher Federal Reserve balances and lower overall loan yields, was partially offset by the impact of $4.6 million of interest and fees on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average interest earning assets. The net interest margin reflects the 4.8% weighted average floor on non-SBA CRE loans, at fair value. Yields on variable rate loans generally fell as a result of the Federal Reserve rate reductions. In the first nine months of 2021, the average yield on our loans decreased to 4.21% from 4.39% for the first nine months of 2020, a decrease of 18 basis points. Yields on taxable investment securities in the first nine months of 2021 decreased to 2.79% compared to 2.84% for the first nine months of 2020, a decrease of 5 basis points. The cost of total deposits and interest bearing liabilities decreased 13 basis points to 0.19% for the first nine months of 2021 compared to 0.32% in the first nine months of 2020, also resulting from the impact of the aforementioned Federal Reserve rate reductions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$4,541,262	$143,546	4.21%	$3,798,104	$124,924	4.39%
Leases-bank qualified*	5,925	301	6.77%	9,401	509	7.22%
Investment securities-taxable	1,094,633	22,891	2.79%	1,343,211	28,594	2.84%
Investment securities-nontaxable*	3,824	99	3.45%	4,537	110	3.23%
Interest earning deposits at Federal Reserve Bank	781,606	650	0.11%	444,323	1,836	0.55%
Net interest earning assets	6,427,250	167,487	3.47%	5,599,576	155,973	3.71%

Allowance for credit losses	(16,254)			(13,225)
Assets held-for-sale from discontinued operations	99,472	2,388	3.20%	130,880	3,259	3.32%
Other assets	225,802			243,629
	$6,736,270			$5,960,860

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,452,604	$4,007	0.10%	$4,858,666	$9,676	0.27%
Savings and money market	446,016	487	0.15%	298,049	309	0.14%
Time	—	—	—	106,113	1,483	1.86%
Total deposits	5,898,620	4,494	0.10%	5,262,828	11,468	0.29%

Short-term borrowings	8,717	15	0.23%	25,419	181	0.95%
Repurchase agreements	41	—	—	51	—	—
Subordinated debt	13,401	337	3.35%	13,401	408	4.06%
Senior debt	100,237	3,838	5.11%	17,883	633	4.72%
Total deposits and liabilities	6,021,016	8,684	0.19%	5,319,582	12,690	0.32%

Other liabilities	105,683			119,961
Total liabilities	6,126,699			5,439,543

Shareholders' equity	609,571			521,317
	$6,736,270			$5,960,860

Net interest income on tax equivalent basis *		$161,191			$146,542

Tax equivalent adjustment		84			130

Net interest income		$161,107			$146,412

Net interest margin *			3.29%			3.41%

* Fully taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $4.6 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans in 2021 also includes $4.9 million of interest and fees on PPP loans. In 2020 the table above includes comparable PPP interest and fees of $3.7 million. Increases in interest earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

For the first nine months of 2021, average interest earning assets increased to $6.43 billion, an increase of $827.7 million, or 14.8%, from $5.60 billion in the first nine months of 2020. The increase reflected increased average balances of loans and leases of $739.7 million, or 19.4%, partially offset by decreased average investment securities of $249.3 million, or 18.5%. For those respective periods, average demand and interest checking deposits increased $593.9 million, or 12.2%, primarily as a result of deposit growth in prepaid and debit card accounts. The $148.0 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of the nine month average deposit growth resulted from economic stimulus payments related to the pandemic, and is temporary as described in “Liquidity and Capital Resources”. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $1.5 million for the first nine months of 2021 compared to a provision for credit losses of $5.8 million for the first nine months of 2020. The reduction reflected the reversal of charges in 2021 for economic factors related to the COVID-19 pandemic which were incurred in 2020, and the impact of lower charge-offs in 2021. The allowance for credit losses was $16.2 million, or 0.52%, of total loans at September 30, 2021, compared to $16.1 million, or 0.61%, of total loans at December 31, 2020. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $76.5 million in the first nine months of 2021 compared to $61.3 million in the first nine months of 2020. The $15.2 million, or 24.8%, increase between those respective periods was primarily the result of an increase in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value. Net realized and unrealized gains (losses) on such loans increased to a gain of $8.9 million from a loss of $5.4 million. The $14.3 million change was primarily the result of fees related to prepayments and payoffs of non-SBA CRE loans in the second quarter of 2021 and unrealized losses in 2020 due to changes in fair value related to the COVID-19 pandemic. In third quarter 2021, we began newly originating such loans. Prepaid, debit card and related fees increased $231,000, or 0.4%, to $56.9 million for the first nine months of 2021 compared to $56.6 million in the first nine months 2020. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $292,000, or 5.5%, to $5.6 million for the first nine months of 2021 compared to $5.3 million in the first nine months of 2020, reflecting increased rapid funds transfer volume. Leasing related income increased $1.9 million, or 68.2%, to $4.7 million for the first nine months of 2021 from $2.8 million for the first nine months of 2020. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. Other non-interest income decreased $1.6 million, or 77.3%, to $459,000 for the first nine months of 2021 from $2.0 million in the first nine months of 2020, which had included the recovery of certain fees which had previously been written off.

Non-Interest Expense. Total non-interest expense was $125.2 million for the first nine months of 2021, an increase of $2.1 million, or 1.7%, compared to $123.1 million for the first nine months of 2020. Salaries and employee benefits increased to $77.8 million for the first nine months of 2021, an increase of $3.2 million, or 4.3%, from $74.7 million for the first nine months of 2020. Higher salary expense in 2021 reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $313,000, or 12.7%, to $2.1 million in the first nine months of 2021 from $2.5 million in the first nine months of 2020, which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $414,000, or 9.9%, to $3.8 million in the first nine months of 2021 from $4.2 million in the first nine months of 2020 reflecting a reduction in leased space and a relocation to lower cost space. Data processing decreased $57,000, or 1.6%, to $3.5 million in the first nine months of 2021 from $3.5 million in the first nine months of 2020. Printing and supplies decreased $163,000, or 37.0%, to $277,000 in the first nine months of 2021 from $440,000 in the first nine months of 2020, reflecting fewer paper based accounts and processes. Audit expense decreased $95,000, or 7.9%, to $1.1 million in the first nine months of 2021 from $1.2 million in the first nine months of 2020. Legal expense increased $1.2 million, or 29.3%, to $5.3 million in the first nine months of 2021 from $4.1 million in the first nine months of 2020, reflecting increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements. Amortization of intangible assets decreased by $143,000, or 32.4%, to $298,000 in the first nine months of 2021 from $441,000 in the first nine months of 2020. FDIC insurance expense decreased $2.5 million, or 31.9%, to $5.2 million for the first nine months of 2021 from $7.7 million in the first nine months of 2020 primarily due to a reduction in the Bank’s assessment rate. The reduction in expense primarily reflected the cumulative impact of the reclassification of certain of our deposits from brokered to non-brokered on the assessment rate. Prior to the insurance rate reduction in third quarter 2021 to approximately 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. Software expense increased $977,000, or 9.3%, to $11.4 million in the first nine months of 2021 from $10.5 million in the first nine months of 2020. The increases reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity and upgrades for SBA loan processing. Insurance expense increased $822,000, or 39.9%, to $2.9 million in the first nine months of 2021 compared to $2.1 million in the first nine months of 2020, reflecting higher rates. Telecom and IT network communications increased $41,000, or 3.5%, to $1.2 million in the first nine months of 2021 from $1.2 million in the first nine months of 2020. Consulting decreased $59,000, or 5.8%, to $952,000 in the first nine months of 2021 from $1.0 million in the first nine months of 2020. Other non-interest expense decreased $460,000, or 4.8%, to $9.1 million in the first nine months of 2021 from $9.6 million in the first nine months of 2020. The $460,000 decrease reflected a $386,000 reduction in travel expenses which was partially offset by other expense increases, including a $90,000 increase in fraud losses.

Income Taxes. Income tax expense for continuing operations was $25.2 million for the first nine months of 2021 compared to $19.0 million in the first nine months of 2020. A 23.2% effective tax rate in 2021 and a 25.2% effective tax rate in 2020 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The reduction in effective tax rate for 2021 reflected the impact of an excess tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant date of the stock compensation.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits decreased by $35.1 million, or 0.6%, to $5.53 billion for third quarter 2021 compared to third quarter 2020. That decrease reflected the impact of a client relationship transitioning to its own bank, offsetting growth in other debit and prepaid card account balances. That exit also was reflected in average savings and money market account balances which decreased $79.5 million between those periods. A portion of 2021 deposit growth resulted from economic stimulus payments related to the pandemic, and was temporary. Federal Reserve average balances increased to $479.4 million in third quarter 2021 from $413.3 million in third quarter 2020. By September 30, 2021, that balance had been reduced to $310.6 million, reflecting outflows of certain stimulus payment deposits. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $1.05 billion at September 30, 2021 compared to $1.21 billion at December 31, 2020. Loan repayments, also a source of funds, were exceeded by new loan disbursements during third quarter 2021. As a result, at September 30, 2021 outstanding loans amounted to $3.14 billion, compared to $2.65 billion at the prior year end, an increase of $484.3 million, which was funded by deposits and securities prepayments. Commercial loans, at fair value decreased to $1.55 billion from $1.81 billion between those respective dates, a decrease of $260.8 million, which also provided funding for other loan categories. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. After we suspended originating such loans after first quarter 2020, we began newly originating non-SBA CRE loans in the third quarter of 2021. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in certain of our deposits being reclassified from brokered to non-brokered. As a result, the majority of our deposits have been reclassified as non-brokered. Certain accounts currently remain classified as brokered and require applications to the FDIC for reclassification. As of September 30, 2021, approximately $1.77 billion of our total deposit accounts of $5.11 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts, should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of September 30, 2021, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We have pledged in excess of $1.0 billion of multi-family loans to the FHLB. As a result, we have approximately $900 million of availability on our line of credit which we can access at any time. Additionally, in excess of $400 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as additional collateral. As of September 30, 2021, we had no amounts outstanding on the FHLB line and $300 million outstanding on the Federal Reserve line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term needs for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities and senior debt. Our sources of liquidity have primarily come in the form of dividends from the Bank to the holding company, and the issuance of debt. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of September 30, 2021, we had cash reserves of approximately $89.2 million at the holding company. A reduction from the prior quarter end reflected the impact of $10.0 million of common stock repurchases. The biannual interest payments on the $100.0 million of senior debt are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at September 30, 2021 were $310.6 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the nine months ended September 30, 2021 were $139.4 million compared to net redemptions of $146.2 million for the prior year period. We had outstanding commitments to fund loans, including unused lines of credit, of $2.13 billion and $2.17 billion as of September 30, 2021 and December 31, 2020, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2021, we were “well capitalized” under banking regulations.

The reduction in the leverage ratio from year end reflected significant deposit inflows toward the end of first quarter 2021, which resulted primarily from stimulus payments authorized by the December 2020 legislation noted previously.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2021
The Bancorp, Inc.	9.82%	15.69%	16.10%	15.69%
The Bancorp Bank	10.24%	16.29%	16.69%	16.29%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2021. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rate floors are included in commercial loans, at fair value and totaled approximately $1.33 billion at September 30, 2021. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,435,292	$7,168	$25,198	$17,518	$64,849
Loans, net of deferred loan fees and costs	2,303,657	95,002	242,542	344,558	150,903
Investment securities	518,667	120,235	158,099	165,368	91,854
Interest earning deposits	310,642	—	—	—	—
Total interest earning assets	4,568,258	222,405	425,839	527,444	307,606

Interest bearing liabilities:
Demand and interest checking	3,092,910	49,629	49,629	—	—
Savings and money market	94,540	189,080	94,540	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Short-term borrowings	300,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	98,590	—
Total interest bearing liabilities	3,500,893	238,709	144,169	98,590	—
Gap	$1,067,365	$(16,304)	$281,670	$428,854	$307,606
Cumulative gap	$1,067,365	$1,051,061	$1,332,731	$1,761,585	$2,069,191
Gap to assets ratio	17%	—	4%	7%	5%
Cumulative gap to assets ratio	17%	17%	21%	28%	33%

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

Financial Condition

General. Our total assets at September 30, 2021 were $6.27 billion, of which our total loans were $3.14 billion, and our commercial loans, at fair value were $1.55 billion. At December 31, 2020, our total assets were $6.28 billion, of which our total loans were $2.65 billion, and our commercial loans, at fair value were $1.81 billion. The decrease in assets reflected a decrease in deposits which, after increasing temporarily due to stimulus payments authorized by 2020 federal legislation to address the economic impact of COVID-19, returned to pre-stimulus levels.

Interest earning deposits and federal funds sold. At September 30, 2021, we had a total of $310.6 million of interest earning deposits compared to $339.5 million at December 31, 2020, a decrease of $28.9 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $1.05 billion at September 30, 2021, a decrease of $151.9 million, or 12.6%, from December 31, 2020. The decrease reflected prepayments on mortgage backed-securities as a result of the lower rate environment.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the nine months ended September 30, 2021 and 2020, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million at September 30, 2021 and $1.4 million at December 31, 2020. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At September 30, 2021 and December 31, 2020 no investment securities were encumbered through pledging.

The remaining principal balance of the security we owned issued by CRE-1 was repaid on August 17, 2021. As of September 30, 2021, the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security had 41% excess credit support; thus, losses of 41% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting four of the remaining five loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $79.9 million. The remaining principal to be repaid on all securities is approximately $76.1 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 41% credit support within the securitization structure. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 41% credit support.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of September 30, 2021 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$5,007	2.27%	$18,823	2.76%	$15,290	2.31%	$39,120
Asset-backed securities	—	—	6,638	1.54%	145,596	1.42%	216,679	1.63%	368,913
Tax-exempt obligations of states and political subdivisions *	—	—	2,523	2.99%	1,217	2.30%	—	—	3,740
Taxable obligations of states and political subdivisions	—	—	37,927	3.19%	11,130	3.83%	—	—	49,057
Residential mortgage-backed securities	1,214	2.48%	37,287	2.41%	22,135	2.84%	138,634	1.56%	199,270
Collateralized mortgage obligation securities	—	—	—	—	8,875	2.30%	67,467	1.96%	76,342
Commercial mortgage-backed securities	—	—	74,768	2.54%	34,034	0.87%	202,474	3.78%	311,276
Corporate debt securities	—	—	—	—	—	—	6,505	2.97%	6,505
Total	$1,214		$164,150		$241,810		$647,049		$1,054,223
Weighted average yield		2.48%		2.62%		1.72%		2.35%

* If adjusted to their taxable equivalents, yields would approximate 3.78% and 2.91% for one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $1.55 billion at September 30, 2021 from $1.81 billion at December 31, 2020. The decrease resulted from loan prepayments and payoffs. In the third quarter of 2021 we began newly originating non-SBA CRE loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. See “Commercial real estate loans held at fair value, excluding SBA loans…” below. Interest rates shown in that table represent rate floors, set at origination. Rates on new loans will vary with market rates for such loans and are planned to be held for investment.

Loan portfolio. Total loans increased to $3.14 billion at September 30, 2021 from $2.65 billion at December 31, 2020.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2021	2020
SBL non-real estate	$171,845	$255,318
SBL commercial mortgage	367,272	300,817
SBL construction	23,117	20,273
Small business loans *	562,234	576,408
Direct lease financing	514,068	462,182
SBLOC / IBLOC **	1,834,523	1,550,086
Advisor financing ***	81,143	48,282
Real estate bridge lending	128,699	—
Other loans ****	4,917	6,426
	3,125,584	2,643,384
Unamortized loan fees and costs	11,078	8,939
Total loans, net of unamortized loan fees and costs	$3,136,662	$2,652,323

	September 30,	December 31,
	2021	2020
SBL loans, net of deferred costs of $4,238 and $1,536
for September 30, 2021 and December 31, 2020, respectively	$566,472	$577,944
SBL loans included in commercial loans, at fair value	214,301	243,562
Total small business loans	$780,773	$821,506

* The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate loans from $229.0 million at June 30, 2021 to $171.8 million at September

30, 2021 resulted from U.S. government repayments of $58.2 million of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $71.3 million at September 30, 2021 and $165.7 million at December 31, 2020, respectively.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $686.8 million and $437.2 million.

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

**** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $272,000 and $663,000 at September 30, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

The following table summarizes our small business loan portfolio, including SBA loans held at fair value, by loan category as of September 30, 2021 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$369,673
Paycheck Protection Program loans (PPP) (a)	71,262
Commercial mortgage SBA (b)	194,831
Construction SBA (c)	12,770
Non-guaranteed portion of U.S. government guaranteed loans (d)	104,300
Non-SBA small business loans (e)	18,428
Total principal	$771,264
Unamortized fees and costs	9,509
Total small business loans	$780,773

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the Bank adheres.

(c)Of the $12.8 million in Construction SBA loans, $10.9 million are 504 first mortgages with an origination date LTV of 50-60% and $1.9 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $104.3 million represents the non-guaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $18.4 million of non-SBA loans is comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators, are considered seasoned and have performed as agreed.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of September 30, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels and motels	$66,500	$3,914	$21	$70,435	21%
Full-service restaurants	15,873	1,411	3,364	20,648	6%
Baked goods stores	4,382	—	10,733	15,115	5%
Child day care services	13,934	—	975	14,909	5%
Car washes	9,859	1,610	176	11,645	4%
Lessors of nonresidential buildings (except miniwarehouses)	10,199	—	—	10,199	3%
Assisted living facilities for the elderly	9,522	—	—	9,522	3%
Offices of lawyers	9,432	—	—	9,432	3%
Funeral homes and funeral services	8,706	—	—	8,706	3%
General warehousing and storage	7,168	—	—	7,168	2%
Limited-service restaurants	2,022	1,212	3,240	6,474	2%
Fitness and recreational sports centers	462	3,650	2,004	6,116	2%
Amusement and recreation industries	4,956	33	1,092	6,081	2%
Outpatient mental health and substance abuse centers	4,957	—	—	4,957	1%
Spectator sports	4,835	—	—	4,835	1%
Perishable prepared food manufacturing	4,500	—	39	4,539	1%
Gasoline stations with convenience stores	4,424	—	—	4,424	1%
Offices of dentists	3,498	131	37	3,666	1%
Warehousing and storage	3,242	—	—	3,242	1%
New car dealers	3,105	—	—	3,105	1%
Miscellaneous wood product manufacturing	3,020	—	—	3,020	1%
Plumbing, heating, and air-conditioning contractors	2,760	—	151	2,911	1%
Offices of physicians (except mental health specialists)	2,743	—	11	2,754	1%
Technical and trade schools	47	2,652	—	2,699	1%
General purpose machinery manufacturing	2,449	—	—	2,449	1%
Pet care (except veterinary) services	1,899	—	474	2,373	1%
Landscaping services	725	—	1,626	2,351	1%
Sewing, needlework, and piece goods stores	2,335	—	—	2,335	1%
Automotive body, paint, and interior repair and maintenance	1,737	—	575	2,312	1%
Vocational rehabilitation services	2,274	—	—	2,274	1%
Amusement arcades	2,244	—	—	2,244	1%
Lessors of real estate property	2,242	—	—	2,242	1%
Other**	48,742	1,034	25,369	75,145	20%
	$264,793	$15,647	$49,887	$330,327	100%

* Of the SBL commercial mortgage and SBL construction loans, $62.0 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of September 30, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$56,390	$383	$7,581	$64,354	19%
California	41,984	1,411	4,002	47,397	14%
North Carolina	23,478	3,876	2,872	30,226	9%
Pennsylvania	22,536	—	2,742	25,278	8%
Illinois	22,317	—	2,647	24,964	8%
New York	13,860	3,914	3,561	21,335	6%
New Jersey	12,065	—	6,670	18,735	6%
Texas	11,967	—	3,927	15,894	5%
Virginia	9,286	—	1,681	10,967	3%
Tennessee	10,472	—	433	10,905	3%
Colorado	2,964	5,261	1,510	9,735	3%
Georgia	7,277	—	1,700	8,977	3%
Michigan	4,160	—	1,357	5,517	2%
Washington	3,145	—	185	3,330	1%
Ohio	2,684	—	561	3,245	1%
Other states	20,208	802	8,458	29,468	9%
	$264,793	$15,647	$49,887	$330,327	100%

* Of the SBL commercial mortgage and SBL construction loans, $62.0 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of September 30, 2021 (in thousands):

Type*	State	SBL commercial mortgage*
Hotel	Florida	$8,728
Lawyer's office	California	8,697
Warehouse	Pennsylvania	7,168
Hotel	North Carolina	5,774
Assisted living facility	Florida	5,186
Mental health and substance abuse centers	Florida	4,957
Hotel	North Carolina	4,747
Prepared food manufacturing	New Jersey	4,500
Hotel	Pennsylvania	4,171
Hotel	Tennessee	3,786
Total		$57,714

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, excluding SBA loans, are as follows including LTV at origination as of September 30, 2021 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge lending (multi-family apartments)*	15	$128,699	75%	4.22%

Commercial real estate loans, at fair value:
Multi-family (apartments)*	115	$1,193,030	76%	4.75%
Hospitality (hotels and lodging)	9	65,804	65%	5.69%
Retail	6	60,838	71%	4.33%
Other	8	21,687	73%	5.16%
	138	1,341,359	75%	4.78%
Fair value adjustment		(5,635)
Total commercial real estate loans, at fair value		1,335,724
Total commercial real estate loans		$1,464,423	75%	4.75%

*In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans held at fair value, excluding SBA loans, by state as of September 30, 2021 (in thousands):

	Balance	Origination date LTV
Texas	$459,040	77%
Georgia	193,175	76%
Arizona	78,795	75%
North Carolina	78,643	77%
Ohio	58,176	69%
Alabama	56,822	76%
Virginia	56,576	73%
Other states each <$55 million	483,196	73%
Total	$1,464,423	75%

The following table summarizes our 15 largest commercial real estate loans held at fair value, excluding SBA loans as of September 30, 2021 (in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$44,112	78%
Texas	38,851	79%
Texas	36,634	80%
Missouri	30,000	72%
Texas	29,962	75%
Nevada	28,540	80%
Texas	27,240	77%
Arizona	27,169	79%
Mississippi	26,862	79%
North Carolina	25,010	77%
Texas	24,667	77%
Texas	24,652	77%
Alabama	22,733	77%
Texas	20,578	79%
Georgia	19,849	79%
15 Largest loans	$426,859	78%

The following table summarizes our institutional banking portfolio by type as of September 30, 2021 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,147,756	60%
Insurance backed lines of credit (IBLOC)	686,767	36%
Advisor financing	81,143	4%
Total	$1,915,666	100%

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

The following table summarizes our top 10 SBLOC loans as of September 30, 2021 (in thousands):

	Principal amount	% Principal to collateral
	$19,050	65%
	17,000	37%
	14,428	27%
	11,571	29%
	9,465	33%
	9,034	36%
	8,609	53%
	8,358	71%
	8,220	23%
	8,144	46%
Total and weighted average	$113,879	43%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, eight insurance companies have been approved and, as of August 14, 2021 all were rated A (excellent or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of September 30, 2021 (in thousands):

	Principal balance	% Total
Construction	$94,889	18%
Government agencies and public institutions**	76,647	15%
Waste management and remediation services	63,879	12%
Real estate and rental and leasing	56,112	11%
Retail trade	46,540	9%
Wholesale purchase	34,248	7%
Transportation and warehousing	28,683	6%
Health care and social assistance	25,996	5%
Professional, scientific, and technical services	19,693	4%
Manufacturing	16,107	3%
Wholesale trade	14,757	3%
Educational services	7,992	2%
Other	28,525	5%
Total	$514,068	100%

* Of the total $514.1 million of direct lease financing, $463.6 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2021 (in thousands):

	Principal balance	% Total
Florida	$92,744	18%
California	47,740	9%
New Jersey	39,856	8%
Utah	35,013	7%
New York	33,200	6%
Pennsylvania	31,590	6%
Maryland	24,765	5%
North Carolina	24,523	5%
Texas	19,059	4%
Connecticut	16,371	3%
Washington	15,385	3%
Georgia	12,241	2%
Idaho	10,636	2%
Tennessee	9,561	2%
Alabama	9,219	2%
Other states	92,165	18%
Total	$514,068	100%

The following table presents selected loan categories by maturity for the period indicated:

	September 30, 2021
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$9,765	$93,810	$68,270	$171,845
SBL commercial mortgage	10,792	5,908	350,572	367,272
SBL construction	2,624	—	20,493	23,117
Real estate bridge lending	—	128,699	—	128,699
	$23,181	$228,417	$439,335	$690,933

Loans at fixed rates		$71,270	$—	$71,270
Loans at variable rates		157,147	439,335	596,482
Total		$228,417	$439,335	$667,752

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

At September 30, 2021, the allowance for credit losses amounted to $16.2 million which represented a $77,000 increase compared to the $16.1 million at December 31, 2020. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At September 30, 2021, there were 9 troubled debt restructured loans with a balance of $1.4 million which had specific reserves of $626,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

At September 30, 2021, in excess of 50% of the total continuing loan portfolio had been reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of a minimum of 20 will be reviewed each quarter. At September 30, 2021, approximately 55% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2021 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of a minimum of 20 will be reviewed each quarter. At September 30, 2021, approximately 56% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2021 is 50%. At September 30, 2021, approximately 96% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2021 is 60%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA, or fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At September 30, 2021, approximately 74% of the non-government guaranteed loan portfolio had been reviewed.

Leasing – The targeted review threshold for 2021 is 35%. At September 30, 2021, approximately 48% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Loans, at fair value (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2021 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10 million. At September 30, 2021, approximately 100% of the non-SBA CRE floating rate loans outstanding for more than 90 days had been reviewed.

Commercial Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2021 is 100%. At September 30, 2021, approximately 100% of the non-SBA CRE fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At September 30, 2021, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – The targeted review threshold for 2021 is 50%. Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At September 30, 2021, approximately 67% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	September 30, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,622	$848	$1,085	$1,708	$5,263	$166,582	$171,845
SBL commercial mortgage	17	208	417	3,167	3,809	363,463	367,272
SBL construction	—	—	—	711	711	22,406	23,117
Direct lease financing	994	211	67	430	1,702	512,366	514,068
SBLOC / IBLOC	1,389	—	—	—	1,389	1,833,134	1,834,523
Advisor financing	—	—	—	—	—	81,143	81,143
Real estate bridge lending	—	—	—	—	—	128,699	128,699
Other loans	—	—	—	90	90	4,827	4,917
Unamortized loan fees and costs	—	—	—	—	—	11,078	11,078
	$4,022	$1,267	$1,569	$6,106	$12,964	$3,123,698	$3,136,662

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other loans	—	—	—	301	301	6,125	6,426
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended
	or as of September 30,
	2021	2020
Ratio of:
Allowance for credit losses to total loans(1)	0.52%	0.63%
Allowance for credit losses to non-performing loans *	210.54%	127.87%
Non-performing loans to total loans*	0.24%	0.49%
Non-performing assets to total assets *	0.16%	0.20%
Net charge-offs to average loans	0.04%	0.08%

* Includes loans 90 days past due still accruing interest.

(1) Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance for credit losses to total loans in its internal analysis. Accordingly, the adjusted ratio used in such internal analysis is 1.2%.

The ratio of the allowance for credit losses to total loans decreased to 0.52% as of September 30, 2021 from 0.63% at September 30, 2020. While the loan portfolio increased which reduced the ratio, the largest component of that growth was in SBLOC, collateralized by marketable securities and IBLOC, collateralized by the cash value of life insurance, both of which have experienced nominal losses and which require minimal allowance coverage in our CECL model. Additionally, the amount of non-performing loans and reserves thereon decreased. The ratio of the allowance for credit losses to non-performing loans increased to 210.54% at September 30, 2021, from127.87% at September 30, 2020, primarily as a result of the decrease in non-performing SBA loans. That decrease was also reflected in the lower ratio of non-performing assets to total assets which decreased to 0.16% at September 30, 2021 from 0.20% at September 30, 2020. Net charge-offs to average loans decreased to 0.04% for the nine months ended September 30, 2021 from 0.08% for the nine months ended September 30, 2020. The decrease reflected higher charge-offs in the prior year period, primarily in direct lease financing and SBL non-real estate loans.

Net charge-offs. Net charge-offs were $1.1 million for the nine months ended September 30, 2021, a decrease of $1.8 million from net charge-offs of $2.9 million during the same period of 2020. The decrease in charge-offs in 2021 resulted primarily from a decrease in direct lease financing and non real estate SBL charge-offs. SBL charge-offs result primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	September 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$896	$23	$—	$248	$15	$—	$—	$10
Recoveries	18	9	—	50	—	—	—	—
Net charge-offs	$878	$14	$—	$198	$15	$—	$—	$10

Average loan balance	$213,582	$334,045	$21,695	$488,125	$1,692,305	$64,713	$—	$5,672
Ratio of net charge-offs during the period to average loans during the period	0.41%	—	—	0.04%	—	—	—	—

	September 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans
Charge-offs	$1,350	$—	$—	$2,178	$—	$—	$—
Recoveries	82	—	—	502	—	—	—
Net charge-offs	$1,268	$—	$—	$1,676	$—	$—	$—

Average loan balance	$189,034	$244,187	$36,240	$432,568	$1,226,337	$13,300	$6,806
Ratio of net charge-offs during the period to average loans during the period	0.67%	—	—	0.39%	—	—	—

Non-accrual loans, loans 90 days delinquent and still accruing, other real estate owned and troubled debt restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. We had $2.1 million of other real estate owned (“OREO”) at September 30, 2021 and no OREO at December 31, 2020 in continuing operations. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	September 30,	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,708	$3,159
SBL commercial mortgage	3,167	7,305
SBL construction	711	711
Direct leasing	430	751
Consumer - home equity	76	301
Consumer - other	14	—
Total non-accrual loans	6,106	12,227

Loans past due 90 days or more and still accruing	1,569	497
Total non-performing loans	7,675	12,724
Other real estate owned	2,145	—
Total non-performing assets	$9,820	$12,724

Loans that were modified as of September 30, 2021 and December 31, 2020 and considered troubled debt restructurings are as follows dollars in thousands):

	September 30, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$1,190	$1,190	8	$911	$911
Direct lease financing	—	—	—	1	251	251
Consumer - home equity	1	249	249	2	469	469
Total(1)	9	$1,439	$1,439	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $665,000 and $1.1 million at September 30, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,190	$—	$16	$895
Direct lease financing	—	—	—	—	251	—
Consumer - home equity	—	—	249	—	—	469
Total(1)	$—	$—	$1,439	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $665,000 and $1.1 million at September 30, 2021 and December 31, 2020, respectively.

The tables above do not include loans which are reported at fair value. A $30.0 million credit, collateralized by a commercial retail property with multiple tenants, is included in commercial loans, at fair value. The underlying collateral consists of a multi-tenant shopping center and the loan value had been previously written down as a result of a decreased occupancy rate. By December 31, 2020 the center had been substantially all leased and previous write-downs had been reversed. On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: LIBOR plus 2% in year one, increasing 0.5% each year until the fourth year when the rate will be LIBOR plus 3.5% which will also be the rate for a one year extension, if exercised. The loan is performing in accordance with those restructured terms.

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2021 or December 31, 2020.

The following table summarizes loans that were restructured within the 12 months ended September 30, 2021 that have subsequently defaulted (in thousands):

	September 30, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The following table provides information about credit deteriorated loans at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$408	$3,497	$—	$413	$—
SBL commercial mortgage	2,183	2,206	—	2,091	—
Direct lease financing	289	289	—	474	—
Consumer - home equity	325	325	—	493	7
With an allowance recorded
SBL non-real estate	1,825	1,825	(1,163)	2,464	12
SBL commercial mortgage	984	984	(510)	3,145	—
SBL construction	711	711	(34)	711	—
Direct lease financing	141	141	(91)	165	—
Consumer - other	14	14	(14)	6	—
Total
SBL non-real estate	2,233	5,322	(1,163)	2,877	12
SBL commercial mortgage	3,167	3,190	(510)	5,236	—
SBL construction	711	711	(34)	711	—
Direct lease financing	430	430	(91)	639	—
Consumer - other	14	14	(14)	6	—
Consumer - home equity	325	325	—	493	7
	$6,880	$9,992	$(1,812)	$9,962	$19

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

We had $6.1 million of non-accrual loans at September 30, 2021 compared to $12.2 million of non-accrual loans at December 31, 2020. The $6.1million decrease in non-accrual loans was primarily due to $4.3 million of loans placed on non-accrual status partially offset by $9.4 million of loan payments and $1.0 million of charge-offs. Loans past due 90 days or more still accruing interest amounted to $1.6 million at September 30, 2021 and $497,000 at December 31, 2020. The $1.1 million increase reflected $1.9 million of additions, $778,000 of loan payments and $67,000 of loans moved to non-accrual.

We had $2.1 million of OREO at September 30, 2021 and no OREO at December 31, 2020 in continuing operations. The $2.1 million resulted from the dissolution of the Walnut Street investment as described under Investment in Unconsolidated Entity below. There was no other activity during the period.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2021 and December 31, 2020 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $16.6 million at September 30, 2021 compared to $17.6 million at December 31, 2020. The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street. The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. In the third quarter of 2021, The Bancorp and the other investor dissolved the entity, as the remaining balance did not warrant ongoing administrative and accounting expenses. As a result of the dissolution, the investment in unconsolidated entity, which had a June 30, 2021 balance of $25.0 million, was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned, as those assets continue to be reported at fair value.

Assets held-for-sale from discontinued operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $87.9 million at September 30, 2021 and were comprised of $69.4 million of net loans and $18.5 million of OREO. The September 30, 2021 balance of OREO includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in September 2020 for $17.5 million. At December 31, 2020, discontinued assets of $113.6 million were comprised of $91.3 million of net loans and $22.3 million of OREO. We continue our efforts to transfer the loans to other financial institutions, and dispose of the OREO.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At September 30, 2021, we had total deposits of $5.11 billion compared to $5.46 billion at December 31, 2020, a decrease of $349.5 million, or 6.4%. The decrease reflected reflected the impact of the exit of a single affinity group.

The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2021		December 31, 2020
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$5,452,604	0.10%	$4,864,236	0.23%
Savings and money market	446,016	0.15%	291,204	0.15%
Time	—	—	79,439	1.87%
Total deposits	$5,898,620	0.10%	$5,234,879	0.25%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the Federal Reserve Bank (“FRB”) or FHLB. There were $300.0 million of borrowings against our Federal Reserve line September 30, 2021 and no other borrowings at September 30, 2021 or December 31, 2020. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Short-term borrowings
Balance at period end	$300,000	$—
Average for the three months ended September 30, 2021	13,097	na
Average during the year	8,717	27,322
Maximum month-end balance	300,000	140,000
Weighted average rate during the period	0.23%	0.72%
Rate at period end	0.25%	—

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

Borrowings. At September 30, 2021, we had other long-term borrowings of $39.7 million compared to $40.3 million at December 31, 2020. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $66.2 million at September 30, 2021 compared to $81.6 million at December 31, 2020.

The difference reflected changes in taxes payable.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the nine months ended September 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 5, 2020, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the 2021 Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company is authorized to purchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time, but if not terminated earlier, will terminate on December 31, 2021.

On October 20, 2021, the Board approved a revised stock repurchase program for the upcoming 2022 fiscal year (the “2022 Common Stock Repurchase Program”). The amount that the Company intends to repurchase has been increased to $15.0 million in value of the Company’s common stock per fiscal quarter in 2022, for a maximum amount of $60.0 million. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. The Company cannot predict when or if it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended September 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
	(dollars in thousands except per share data)
July 1, 2021 - July 31, 2021	440,887	$22.68	440,887	$—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	—	—	—	—
Total	440,887	22.68	440,887	10,000

(1)On November 5, 2020, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to purchase shares up to $10.0 million in each quarter through the end of 2021, at which date the current plan terminates. See the description of the 2021 Common Stock Repurchase Program and the 2022 Common Stock Repurchase Plan above in the paragraphs preceding this table which describes the maximum dollar value that may yet be purchased under these plans in the fourth quarter of 2021 and each quarter of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002(1)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009(2)

3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016(2)

3.2	Amended and Restated Bylaws(3)

10.1	Letter Agreement with Daniel G. Cohen(4)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

(4) Filed previously as an exhibit to our current report on Form 8-K filed October 20, 2021, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

November 5, 2021	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 5, 2021	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary