Form 10-K
period 2021-12-31
Bancorp, Inc.
filed 2022-03-01
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-51018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021 of $23.01 was approximately $1.28 billion.

As of February 1, 2022, 57,398,381 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

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

•an inconsistent recovery from an extended period of unpredictable economic and growth conditions in the U.S. economy, including the impact of the COVID-19 pandemic, have had, and may in the future have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for credit losses;

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

•the market value of real estate that secures certain of our loans, principally commercial real estate (“CRE”) loans held at fair value, Small Business Administration loans under the 504 Fixed Asset Financing Program and our discontinued commercial loan portfolio, has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•we must satisfy our regulators with respect to Bank Secrecy Act, Anti-Money Laundering and other regulatory mandates to prevent possible future restrictions on adding customers;

•the loans from our discontinued operations are now held-for-sale and were marked to fair value based on various internal and external inputs; however, the actual sales price could differ from those third-party fair values. The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business

•we may not be able to manage credit risk to desired levels, improve our net interest margin and monitor interest rate sensitivity, manage our real estate exposure to capital levels and maintain flexibility if we achieve asset growth.

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

PART I

Item 1. Business.

Overview

The Bancorp Inc. (“the Company”) is a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as the “Bank.” The vast majority of our revenue and income is generated through the Bank. As described more fully below, our business strategy is focused on payments and deposits activities in our payments business which we expect to generate non-interest income and attract stable, lower cost deposits which we seek to deploy into lower risk assets in specialized markets through our specialty lending activities.

In our continuing operations, our specialty lending groups include institutional banking, real estate bridge lending, small business lending and commercial fleet leasing. Our institutional banking business line offers securities-backed lines of credit (“SBLOC”)and insurance policy cash value-backed lines of credit (“IBLOC”) through investment advisors. It also offers investment advisor financing to investment advisors. SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs and IBLOCs are typically offered in conjunction with brokerage accounts. Investment advisor loans are made to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. We also offer commercial real estate loans, at fair value which prior to 2020 were securitized in vehicles which issued commercial mortgage-backed securities (“CMBS”). In the third quarter of 2020, we decided to retain those loans on our balance sheet and no future securitizations are currently planned. In the third quarter of 2021, we resumed origination of similar loans which we also intend to hold on the balance sheet and which we classify as real estate bridge loans (“REBL”). The vast majority of such loans are collateralized by apartment buildings. We also offer small business loans (“SBL”) which are comprised primarily of Small Business Administration (“SBA”) loans and vehicle fleet and, to a lesser extent, other equipment leasing (“direct lease financing”) to small and medium sized businesses. Vehicle fleet and equipment leases consist of commercial vehicles including trucks and special purpose vehicles and equipment.

At December 31, 2021, loan types and amounts were: SBLOC and IBLOC $1.93 billion; investor advisor financing $115.8 million; direct lease financing $531.0 million; commercial real estate loans, at fair value (excluding SBA, at fair value) $1.13 billion; REBL $621.7 million; and SBL $741.0 million (including SBA held at fair value), and respectively comprised approximately 38%, 2%, 10%, 22%, 12%, and 15% of total loans and commercial loans, at fair value. Our investment portfolio amounted to $953.7 million at December 31, 2021, representing a decrease from the prior year.

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

Specialty Finance: Lending Activities

We focus our lending activities upon our specialty lending segments including SBLOC, IBLOC and investment advisor loans, direct lease financing and SBL loans. Prior to 2020 we originated and sold commercial real estate loans into CMBS securitizations. In 2020, we decided to retain those loans on our balance sheet and no future securitizations or sales are currently planned. In the third quarter of 2021 we resumed the origination of such loans which we also plan to retain and which we refer to as real estate bridge lending, or “REBL” loans.

SBLOC, IBLOC and Investment Advisor Financing. We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time. Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class: typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. Substantially all SBLOCs have full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank. We also make loans which are collateralized by the cash surrender value of eligible life insurance policies, or IBLOCs. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with our standards. Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. The qualitative factors for investment advisor financing focus on changes in lending policies and procedures, portfolio performance and economic conditions.

Leases. We provide lease financing for commercial and government vehicle fleets, including trucks and other special purpose vehicles and, to a lesser extent, provide lease financing for other equipment. Our leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed-end lease is one for which no such payment is due on lease termination. In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. While we do not have specific underwriting criteria for our lease financing, we analyze information we obtain about the lessee, including financial statements and credit reports, to determine the lessee’s ability to perform its obligations.

SBL Loans. SBL, or small business loans, consist primarily of SBA loans. We participate in two ongoing loan programs established by the SBA: the 7a Loan Guarantee Program and the 504 Fixed Asset Financing Program. The 7a Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7a loans must be secured by all available business assets and personal real estate until the recovery value equals the loan amount or until all personal real estate of the borrower have been pledged. Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%. Loan guarantees can range up to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

The SBA loan guaranty is typically paid to the lender after the liquidation of all collateral, but may be paid prior to liquidation of certain assets, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations, and we risk loss of the guarantee should we fail to comply. 7a loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow. If the business generates inadequate cash flow to repay principal and interest, and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk. As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale. The 7a program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year. Should those appropriations be reduced or cease, our ability to make 7a loans will be curtailed or terminated.

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment; and debt refinancing. A 504 loan may not be used for working capital, trading asset purchases or investment in rental real estate. In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or “CDC,” provides 40% of the financing amount. If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien. Personal guarantees of the principal owners of the business are required. The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated. Certain basic loan terms, as with the 7a program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees. While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

SBA 7a and 504 loans may include construction advances which are subject to risk inherent to construction projects, including environmental risks, engineering defects, contractor risk, and risk of project completion. Delays in construction may also compromise the owner’s business plan and result in additional stresses on cash flow required to service the loan. Higher than expected construction costs may also result, impacting repayment capability and collateral values.

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

In both 2020 and 2021, we also participated in the Paycheck Protection Program, or “PPP,” which was a temporary program to provide COVID-19 pandemic relief to small businesses. PPP loans are fully guaranteed by the U.S. government and are expected to be repaid within one year of origination or less. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” no future PPP loans have been authorized by legislation. Accordingly, we expect that the $44.8 million of PPP loans outstanding at December 31, 2021 will be repaid and not be replaced, and revenues will not be realized from any new PPP loans.

Non-SBA Commercial Loans, at Fair Value and REBL Loans. Prior to 2020, we originated commercial real estate loans for sale into securitizations CMBS markets. In 2020, we decided to retain the loans which had not been sold on our balance sheet. These loans are collateralized by various types of commercial real estate, primarily multi-family (apartments) but also include, retail, office and hotel real estate, and do not have recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment. In the third quarter of 2021, we resumed the origination of such loans, which we also plan to retain and which we refer to as real estate bridge lending, or “REBL” loans. The vast majority of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.

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

Fintech Solutions Group: Products and Services

We provide a variety of checking and savings accounts and other banking services to fintechs and other affinity groups, which may vary and which include fraud detection, anti-money laundering, consumer compliance and other regulatory functions, reconciliation, sponsorship in Visa or Mastercard associations, ACH processing, rapid funds transfer capabilities, etc.

Card Issuing Services. We issue debit and prepaid cards to access diverse types of deposit accounts including: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our cards are offered to end users through our relationships with benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and fintechs. Our cards are network-branded through our agreements with Visa, MasterCard, and Discover. The majority of fees that we earn results from contractual fees paid by third-party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. These accounts have demonstrated a history of stability and lower cost compared to certain other types of funding. Our accounts are offered throughout the United States.

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

•data warehousing services; and

•certain software development.

Because we outsource these operational functions to experienced third-party service providers with the capacity to process a high volume of transactions, we believe we can more readily and cost-effectively respond to growth than if we sought to develop these capabilities internally. Should any of our current relationships terminate, we believe we could maintain business continuity by securing the required services from an alternative source without material interruption of our operations.

Sales and Marketing

Affinity Group Banking. We have a national scope for our affinity group banking operations, and we use a personal sales/targeted media advertising approach to market to existing and potential commercial affinity group organizations. The affinity group organizations with which we have relationships perform marketing functions to the ultimate individual customers. Our marketing program to affinity group organizations consists of:

•print and digital advertising;

•attending and creating presentations at trade shows and other events for targeted affinity organizations; and

•direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Administration and Business Development Offices. We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Raritan, New Jersey, Logan, Utah, Norristown and Warminster, Pennsylvania, and Orlando, Florida. We maintain SBL loan offices in suburban Chicago (Westmont), Illinois and suburban Raleigh (Morrisville), North Carolina, primarily for SBA loans. We maintain a loan administration office in New York, New York.

Technology

Primary System Architecture. We provide financial products and services through a secure, tiered architecture using commercially available software and with third party providers whom we believe to be industry leaders. We maintain a platform of web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base. User activity is distributed across our service offerings, with internally developed software and cloud services, as well as third-party platforms and processors. The goal of our systems design is to service our client requirements efficiently, which has been accomplished using data and service replication between data centers and cloud platforms for our critical applications. The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands. In addition to built-in redundancies, we monitor our systems using automated internal tools, and use independent third parties to validate our controls.

Security. We have an established Cybersecurity Program that is mapped to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security® (“CIS”) Critical Security Controls, the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool and relevant ISO standards. The Bancorp obtains annual PCI certification. Highlights of the program include:

•A security testing schedule, which includes internal/external penetration testing;

•Regular vulnerability assessments;

•Detailed vulnerability management;

•Monitoring and reporting of systems and critical applications;

•Data loss prevention controls;

•File access and integrity monitoring and reporting;

•Threat intelligence;

•A training and compliance program for staff, including a detailed policy; and

•Third-party vendor management.

Intellectual Property and Other Proprietary Rights

We use third-party providers for a significant portion of our core and internet banking systems and operations. Where applicable, we rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our affinity group customers, because we maintain control over the software used for banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the needs of our affinity groups are substantially more significant to our ability to succeed.

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit accounts, our largest source of funding and fee income, competitors include Meta Financial and for SBLOC competitors include TriState Capital and Goldman Sachs. For SBA loans, our competitors include Live Oak Bank, and for leasing our competitors include Enterprise. For REBL loans, competitors include real estate debt funds such as those sponsored by Arbor Realty Trust. Significant costs of entry include Bank Secrecy Act (“BSA”) and other regulatory costs, which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations. With respect to our affinity group operations, we believe we can compete effectively as a result of our ability to customize our product offerings to the affinity group’s needs. We believe that the costs of entry to offering prepaid and debit card accounts, especially compliance costs, are relatively high and somewhat prohibitive to new competitors. We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories, which may impact our ability to compete. Our future success will depend on our ability to compete effectively in a highly competitive market.

Human Capital Management

We believe that human capital management is an essential component of our continued growth and success. Key human capital resources and management strategies are described below.

Employees. As of December 31, 2021, we had 650 full-time employees and believe our relationship with our employees to be good. Our employees are not employed under a collective bargaining agreement. Our workforce as of that date included approximately 50% women and 21% racial and ethnic minorities.

Structure. The Company’s Chief Human Resources Officer reports directly to the President and Chief Executive Officer (“CEO”) and oversees most aspects of the employee experience, including talent acquisition, learning and development, talent management, employee relations, payroll, compensation and benefits. The Company’s Chief Diversity Officer oversees diversity and inclusion efforts and reports directly to the President and CEO in that regard. Our Board of Directors and executive management receive regular updates on human capital management efforts, including diversity and inclusion initiatives.

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

Total Rewards and Employee Well-Being. The Company is committed to providing competitive benefits programs designed with the everyday needs of our employees and their families in mind. These programs offer resources that promote employee well-being in various aspects, including mental, physical, and financial wellness. During the COVID-19 pandemic, we added to our well-being offerings to help employees better balance their work and home responsibilities. In addition, from June 2020 to June 2021, we offered an Employee Financial Relief Program to employees that assisted employees experiencing financial hardship during the pandemic.

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

Regulation and Supervision

Overview

The Bancorp, Inc. (“Company”) is a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company is subject to a complex supervisory and regulatory framework overseen by the Federal Reserve and the Delaware Office of the State Bank Commissioner (“Commissioner”). The Company’s subsidiary, The Bancorp Bank (“Bank”), as a state-chartered, non-member depository institution, is supervised by the Commissioner as well as the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”).

The requirements and restrictions under federal and state laws to which the Bank is subject include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations. Any change in the regulatory requirements and policies by the Federal Reserve, the FDIC, the Commissioner, other federal regulatory agencies, the United States Congress, or the states in which we operate, or where our customers reside, could have a material adverse impact on the Company, the Bank, and our operations.

As a reporting company subject to the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company is required to file reports with the Securities and Exchange Commission (“SEC”) and otherwise comply with federal securities laws. This report contains certain regulatory requirements applicable to the Company and the Bank. Regulation of the Company and the Bank is subject to continual revision, whether due to statutory changes, regulatory revisions, or evolving supervisory objectives. As such, descriptions of statutes and regulations in this report are not intended to be complete explanations of such statutes and regulations, or their effects on the Bank or the Company, and are qualified in their entirety by reference to the actual statutes and regulations.

Federal Regulation

As a financial holding company, the Company is subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended (“BHCA”), a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another financial holding company, without prior approval of the Federal Reserve.

Permitted Activities The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

Change in Control The BHCA prohibits a company from acquiring control of a financial holding company without prior Federal Reserve approval. Similarly, the Change in Bank Control Act (“CBCA”), prohibits a person or group of persons from acquiring control of a financial holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a financial holding company is presumed to be acquisition of control of the holding company if the financial holding company has a class of securities registered under Section 12 of the 34 Act; or no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a financial holding company is conclusively deemed to be acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through the exercise of options or warrants, even if the options or warrants have not then vested.

In January 2020, the Federal Reserve revised its minority investment policy statement, under which, subject to the filing of certain commitments with the Federal Reserve, an investor can acquire up to one-third of the Company’s equity without being deemed to have engaged in a change in control, provided that no more than 15% of the investor’s equity is voting stock. This revised policy statement also permits non-controlling passive investors to engage in interactions with our management without being considered as controlling our operations.

Regulatory Restrictions on Dividends It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Holding Company Liability” below. Federal Reserve policies also affect the ability of a financial holding company to pay in-kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See “Delaware Law and Regulation” below. In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Because the Company is a legal entity separate and distinct from the Bank, its rights to participate in the distribution of assets of the Bank, or any other subsidiary, upon the Bank’s or the subsidiary’s liquidation or reorganization will be subject to the prior claims of the Bank’s or subsidiary’s creditors. In the event of liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors have priority of payment over the claims of holders of any obligation of the institution’s holding company or any of the holding company’s shareholders or creditors.

Holding Company Liability Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources. As discussed below under “Prompt Corrective Action” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a financial holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Capital Adequacy The Federal Reserve and the FDIC issued standards for measuring capital adequacy for financial holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications. As discussed below under “Prompt Corrective Action” a failure to meet minimum capital requirements could subject the Company or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

In general, these risk-related standards require banks and financial holding companies to maintain capital based on “risk-adjusted” assets so that the categories of assets with potentially higher credit risks will require more capital backing than categories with lower credit risk. In addition, banks and financial holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

As a result of Dodd-Frank, our financial holding company status depends upon our maintaining our status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. Should a financial holding company cease meeting these requirements, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company’s depository institution if the deficiencies persist.

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2021, the Company and the Bank had total capital to risk-adjusted assets ratios of 15.13% and 15.88%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 14.72% and 15.48%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2021, the Company and the Bank had leverage ratios of 10.40% and 10.98%, respectively.

The federal banking agencies’ standards provide that concentration of credit risk and certain risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors when assessing a financial institution’s overall capital adequacy. The risk-based capital standards also provide for the consideration of interest rate risk in the determination of a financial institution’s capital adequacy. The standards require financial institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk. These standards can be expected to be amended from time to time.

Dodd-Frank also included provisions referred to as the “Collins Amendment.” The provisions subject bank holding companies to the same capital requirements as their bank subsidiaries and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital were grandfathered, but any such securities issued later are not eligible as regulatory capital. The federal banking regulators issued final rules setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below and other components of the Collins Amendment.

Basel III Capital Rules In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules, which we refer to as the New Capital Rules, establishing a new comprehensive framework for U.S. banking organizations. The New Capital Rules generally implemented the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to then current U.S. general risk-based capital rules. The New Capital Rules revised the definitions and components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also addressed asset risk-weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implemented certain provisions of Dodd-Frank, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules became effective for the Company and the Bank in January 2015 and were subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1 and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the specific requirements of the New Capital Rules.

Minimum capital ratios in effect at December 31, 2021 were as follows:

•4.5% CET1 to risk-weighted assets;

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer was designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Thus, when fully phased-in in January 2019, the Company and the Bank were required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provided for a number of deductions from and adjustments to CET1. These included, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% if CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the previous general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banks, including the Company and the Bank, were able to make a one-time permanent election to continue to exclude these items. This election had to be made concurrently with the first filing of certain of the Company and the Bank’s periodic regulatory reports in the beginning of 2015. The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. The New Capital Rules also precluded certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as our Company, that had less than $15 billion in total consolidated assets as of December 21, 2009. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

With respect to the Bank, the New Capital Rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules did not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.

We believe the Company and the Bank will continue to be able to meet targeted capital ratios. Actual ratios are shown in the following paragraph.

Prompt Corrective Action Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well-capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2021, the Company’s total risk-based capital ratio was 15.13%, Tier 1 risk-based capital ratio was 14.72%, and leverage ratio was 10.40% while the Bank’s ratios were 15.88%, 15.48% and 10.98%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. Prior to June 30, 2021, the majority of the Bank’s deposits were classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties. In December 2020, the FDIC issued a regulation which resulted in the reclassification of the majority of our deposits from brokered to non-brokered, see “Insurance of Deposit Accounts” below. These designations are subject to the FDIC’s ongoing assessment and there can be no assurance that such classifications will be permanent. As a result of the reclassifications, FDIC insurance expense was reduced beginning in the third quarter of 2021.

Bank regulatory agencies are permitted or, in certain cases, required to act with respect to institutions falling within one of the three undercapitalized categories.

A banking institution that is undercapitalized must submit a capital restoration plan. Until such plan is approved, the banking institution may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. This plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to an agreed-upon amount. Any guarantee by a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to implement a capital plan, or failure to have a capital restoration plan accepted, may result in a conservatorship or receivership.

The New Capital Rules became effective in January 2015, and we are in compliance with these rules.

Insurance of Deposit Accounts The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. FDIC insurance is backed by the full faith and credit of the United States government.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors and its assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above-referenced rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2021, the Bank’s DIF assessment rate was 10 basis points.

Pursuant to Dodd-Frank, the FDIC established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits of the total industry. [The FDIC adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by Dodd-Frank.] Dodd-Frank requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC issued a final rule regarding this offset in March 2016. Accordingly, the Bank received an assessment credit for the portion of its assessment that offset the impact of the increase from 1.15% to 1.35%.

Loans-to-One Borrower Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2021, the Bank’s limit on loans-to-one borrower was $104.3 million ($173.9 million for secured loans).

Transactions with Affiliates and other Related Parties There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including the Company and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2021, the Company was not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Dodd-Frank generally enhanced the restrictions on transactions with affiliates under Sections 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain assets sales to and from an insider to an institution including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. At December 31, 2021 and 2020, loans to these related parties included in discontinued assets held-for-sale amounted to $5.2 million and $4.7 million.

Standards for Safety and Soundness The FDIA requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Privacy and Information Security Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank has adopted privacy standards that we believe will satisfy regulatory scrutiny and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms. The Gramm-Leach-Bliley Act (“GLBA”) and other laws require us to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to provide for the security and confidentiality of customer records and information. As a result, we have implemented and continue to assess and improve our security and privacy policies and procedures to protect personal and confidential information.

Data privacy and data protection are areas of increasing focus by states. Following enactment of the California Consumer Protection Act of 2018 (“CCPA”) which became effective in January 2020, we made operational adjustments to ensure we complied with the law and its regulations as well as future laws it is anticipated will be enacted by other states following the lead taken by California. The CCPA gives California consumers the right to request disclosure of information collected about them, whether the information has been sold or shared, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for having exercised the rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to GLBA.

Fair and Accurate Credit Transactions Act of 2003 The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

Section 315 of the FACT Act requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In accordance with this rule, the Bank adopted such a program.

Cybersecurity The federal banking regulators, as well as the SEC, and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack.

Anti-Money Laundering, Sanctions, and Related Regulations The Bank Secrecy Act (“BSA”) requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing. These rules are administered by the Financial Crimes Enforcement Network, (“FinCEN”), a bureau of the U.S. Department of the Treasury. Under the law, the Bank must have a written BSA/Anti-Money Laundering (“AML”), program which has been approved by the board of directors and contains the following key requirements: (1) appointment of responsible persons to manage the program, including a BSA Officer; (2) ongoing training of all appropriate Bank staff and management on BSA-AML compliance; (3) development of a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance. Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting, monitoring of customer activity and transactions and filing a suspicious activity report when warranted. The BSA also contains numerous recordkeeping requirements.

USA PATRIOT Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) amended, in pertinent part by the BSA, criminalized the financing of terrorism and augmented the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government.

Under the USA PATRIOT Act, FinCEN can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank must search its records for any relationships with persons on those lists. If the Bank finds any relationships or transactions, it must report specific information to FinCEN and implement other internal compliance procedures in accordance with the Bank’s BSA/AML compliance procedures.

Office of Foreign Assets Control The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction. OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction. In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments. OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list or is otherwise asked to facilitate a transaction prohibited under a government sanctions program, the Bank must freeze or block such account or reject a transaction, and perform additional procedures as required by OFAC regulations. The Bank filters its customer base and transactional activity against OFAC-issued lists. The Bank performs these checks using purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

Unfair or Deceptive or Abusive Acts or Practices Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce. Dodd-Frank codified this prohibition and expanded it even further by prohibiting abusive practices. These prohibitions, commonly referred to as “UDAAP” apply in all areas of the Bank, including its marketing and advertising practices, product features, account agreements terms and conditions, operational practices, and the conduct of third parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to the marketplace.

Other Consumer Protection-Related Laws and Regulations The Bank is subject to a wide range of consumer protection laws and regulations which may have an enterprise-wide impact or may principally govern its lending or deposit operations. To the extent the Bank engages third-party service providers in any aspect of its products and services, the third parties may also be subject to compliance with applicable law and must therefore be subject to Bank oversight.

Loan operations of the Bank are subject to federal consumer protection laws including: (a) the Truth in Lending Act, governing disclosures of credit terms to consumer borrowers; (b) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; (c) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; (d) the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures; (e) the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; (f) the Home Ownership and Equity Protection Act prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards; (g) the Service Members Civil Relief Act, postponing or suspending some civil obligations of service members during periods of transition, deployment and other times; and (h) the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws. In addition, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

Deposit operations of the Bank are subject to various consumer protection laws including but not limited to: (a) the Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions; (b) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; (c) the Expedited Funds Availability Act, which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors; (d) the Electronic Fund Transfer Act, which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machine and other electronic banking services as well as the; and (e) the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

Prepaid Account Rule Amending Regulation E and Regulation Z In April 2019, a final rule issued by the Consumer Financial Protection Bureau (“CFPB”) went into effect related to prepaid accounts and the applicability of provisions of Regulation E and Regulation Z, respectively (“Prepaid Rule”).

The Prepaid Rule included a significant number of changes to the regulatory framework for prepaid products, some of which included: (a) establishment of a definition of “prepaid account” within Regulation E to include reloadable and non-reloadable physical cards, as well as codes or other devices; (b) modification of Regulation E to require prescribed disclosures be provided to the consumer; (c) extending to prepaid accounts the periodic transaction history and statement requirements of Regulation E applicable to payroll and Federal government benefit accounts; (d) extending the error resolution and limited liability provisions of Regulation E applicable to payroll cards to registered network branded prepaid cards; (e) requiring financial institutions to post prepaid account agreements to the issuers’ websites and to submit them to the CFPB; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts providing overdraft protection and other credit features; (g) requiring a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting an issuer from adding such services or features for at least 30 calendar days after the consumer registers the prepaid account; and (h) prohibiting application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features. The Bank evaluated the impact of the Prepaid Rule on its operations and its third-party relationships and established internal processes accordingly.

Community Reinvestment Act Under the Community Reinvestment Act of 1977 (“CRA”), a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires financial institutions to delineate one or more assessment areas within which the FDIC evaluates the bank’s record of helping to meet the credit needs of its community. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be considered when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three tests which are part of the traditional CRA evaluation. As an alternative to the traditional evaluation tests, the CRA permits a financial institution to develop its own strategic plan with specific goals for CRA compliance and related performance ratings. If its strategic plan is approved by its regulator, the financial institution’s CRA ratings will be applied based on its performance under the plan.

The Bank operates its CRA program under an FDIC-approved CRA Strategic Plan (“Plan”) covering the period January 1, 2021 through December 31, 2023. In July 2019, the Bank received its 2018 CRA Performance Evaluation which was completed in November 2018. The Bank was assigned a “Satisfactory” CRA rating. The Bank continues to closely monitor its performance in alignment with the Plan to meet the lending, service and investment requirements it contains.

In January 2020, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint notice of proposed rulemaking to strengthen CRA regulation by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The OCC issued its final rule in May 2020 for national banks. In July 2021, the OCC announced plans to propose rescinding its 2020 CRA rule and to work with the Federal Reserve and the FDIC to modernize CRA regulations to possibly address online banking activity and whether banks should be evaluated on efforts to address racial inequity in the financial system. The Bank is monitoring this issue and how CRA modernization might affect it and the Plan.

Enforcement Under the FDIA, the FDIC has the authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to the institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Reserve System Federal Reserve regulations require banks to maintain non-interest-bearing reserves against their transaction accounts (primarily demand deposits and regular checking accounts). For 2020, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $127.5 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $127.5 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) were exempt from the reserve requirements. For 2021, the $127.5 million and $16.9 million thresholds were respectively increased to $182.9 million and $21.1 million. At December 31, 2021, the Bank had $596.4 million in cash and balances at the Federal Reserve. However, the Federal Reserve, after the onset of the COVID-19 pandemic, temporarily waived reserve requirements. We believe we have sufficient sources of liquidity to offset the impact of reserve requirements when they are reinstated.

The Dodd-Frank Act Enacted in 2010, Dodd-Frank implemented far-reaching changes across the financial regulatory landscape in the United States. Since its enactment, banks and financial services firms have experienced enhanced regulation and oversight. Certain Dodd-Frank provisions directly impacting the Company or the Bank included: (i) creation of the CFPB which was given broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to all banks and certain others, and examination and enforcement powers with respect to any bank with more than $10 billion in assets; (ii) restriction of the preemption of state consumer financial protection law by federal law, and disallowing subsidiaries and affiliates of national banks from availing themselves of such preemption; (iii) requiring new capital rules and application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies; changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital, increasing the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35%, and requiring the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion; see “Capital Adequacy,” “Basel III Capital Rules,” and “Prompt Corrective Action” above; (iv) requiring all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress, see “Holding Company Liability,” “Capital Adequacy,” and “Prompt Corrective Action” above; (v) providing new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation, see “Federal Regulatory Guidance on Incentive Compensation” below for details; (vi) repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; (vii) provisions in what is known as the Durbin Amendment designed to restrict interchange fees for certain debit card issuers and limiting the ability of networks and issuers to restrict debit card transaction routing, see “Regulation II” below; (viii) increasing the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries; and (ix) restricting proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” See “Volcker Rule Adoption” below.

Federal Regulatory Guidance on Incentive Compensation In June 2010, federal banking regulators released final guidance on sound incentive compensation policies for banking organizations. This guidance which covers all employees with the ability to materially affect the risk profile of an organization either individually or as a part of a group, is based upon key principles designed to ensure that incentive compensation practices are not structured in a manner to give employees incentives to take imprudent risks. Federal regulators actively monitor actions being taken by banking organizations with respect to incentive compensation arrangements and review and update their guidance as appropriate to incorporate emerging best practices.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations such as ours that are not considered “large, complex banking organizations.” The reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements and any findings are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management controls or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the Federal Reserve, OCC and FDIC published joint proposed rulemaking to implement Section 956 of Dodd-Frank, which prohibits incentive-based compensation arrangements that encourage inappropriate risk-taking by covered financial institutions and that are deemed to be excessive, or that may lead to material losses. No final rule was adopted, and in 2016, a proposed rule was published by six federal agencies (FDIC, Federal Reserve, OCC, SEC, National Credit Union Administration, and Federal Housing Finance Agency) that would have expanded on the 2011 proposed rule. The May 2016 proposal would apply to covered financial institutions with total assets of $1 billion or more. We would have been assigned to Level 3, i.e., institutions with assets of $1 billion to $50 billion. That said, much of the proposed rule would have addressed requirements for senior executive officers and employees who are significant risk-takers at Level 1 and 2 institutions ($250 billion and above, and $50 billion to $250 billion, respectively). The comment period closed in July 2016. Although a final rule has not been issued, the Company and the Bank endeavor to ensure that incentive compensation plans are consistent with the key principles of the guidance and do not encourage inappropriate risk.

Regulation II The Durbin Amendment (“Durbin”) of Dodd-Frank, which applies to all banks, went into effect in October 2011, and required the Federal Reserve to adopt regulations establishing debit card interchange fee standards and limits and prohibiting network exclusivity and transaction routing requirements. Accordingly, the Federal Reserve promulgated Regulation II. Durbin and Regulation II exempt from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion. Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if Regulation II is amended or if we, together with our subsidiaries, surpass $10 billion in assets. Regulation II also prohibits network exclusivity arrangements on debit card transactions and ensures merchants will have choices in debit card routing. These terms apply to us. The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (personal identification number (“PIN”) or signature), for both debit cards and prepaid cards. As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks. In April 2021, a lawsuit was filed in federal district court against the Federal Reserve seeking to invalidate the Regulation II standard for calculating reasonable and proportional interchange fees, and in May 2021, the Federal Reserve proposed changes to Regulation II and its official commentary to clarify that debit card issuers should enable and allow merchants to choose from at least two unaffiliated networks for card-not-present debit card transactions, such as online purchases. The comment period for the notice of proposed rulemaking closed on July 12, 2021.

Compliance with new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations. We cannot predict whether any litigation, or proposed rulemaking or statute will succeed or be adopted or predict the extent to which our business may be affected by such developments.

Volcker Rule Adoption In December 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (“Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the BHCA, which was added by Section 619 of Dodd-Frank. The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, referred to as “covered funds.” The Final Volcker Rules also require each regulated entity to establish an internal compliance program consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators. Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules. Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules became effective in April 2014, but the conformance period was extended from its statutory end date in July 2014 until July 21, 2017. This did not have a material impact on our operations.

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of Dodd-Frank and was intended to ease regulatory burdens and refine the rules, particularly with respect to smaller-sized banking institutions, e.g., those with less than $10 billion in assets such as us. EGRRCPA’s highlights include: (i) exemption of banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) clarification that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (iii) simplified capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

Consumer Protections for Remittance Transfers In February 2012, the CFPB published a final Remittance Transfer Rule (“Remittance Rule”) to implement Section 1073 of Dodd-Frank. The final rule created a comprehensive set of consumer protections found in Regulation E covering remittance transfers sent by consumers in the United States to parties in foreign countries. The Remittance Rule, among other things, mandated certain disclosures and consumer cancellation rights for foreign remittances covered by the rule. In June 2020, the CFPB issued COVID-19 pandemic guidance due to service disruptions occurring in many countries. In July 2020, the Remittance Rule was amended to provide tailored exceptions to address compliance challenges that insured institutions could face in certain circumstances upon the expiration of a statutory exception that allowed such institutions to disclose estimates instead of exact remittance amounts to consumers.

Effect of Governmental Monetary Policies The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We cannot predict the nature of the future fiscal and monetary policies and the effect of such policies on future business and our earnings.

Delaware Law and Regulation and Other State Laws and Regulations

General As a Delaware financial holding company, the Company is subject to the supervision of and periodic examination by the Commissioner and must comply with the reporting requirements of the Commissioner. The Bank, as a banking corporation chartered under Delaware law, is subject to comprehensive regulation by the Commissioner, including regulation of the conduct of its internal affairs, the extent and exercise of its banking powers, the issuance of capital notes or debentures, any mergers, consolidations or conversions, its lending and investment practices and its revolving and closed-end credit practices. The Bank also is subject to periodic examination by the Commissioner and must comply with the reporting requirements of the Commissioner. The Commissioner has the power to issue cease and desist orders prohibiting unsafe and unsound practices in the conduct of a banking business.

Limitations on Dividends Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient; but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock. The Bank’s payment of dividends is also governed by federal banking laws and regulations promulgated by the FDIC. See, “Regulatory Restrictions on Dividends” above.

Other State Laws and Regulations The Bank is governed by other state laws and regulations in connection with some of its business and operational practices. This includes, for example, complying with state laws governing abandoned or unclaimed property, state and local licensing requirements, and other state-based rules which direct how the Bank may conduct its activities.

Additional Regulatory Bodies As a company with securities listed on the Nasdaq, Inc. exchange (“NASDAQ”), the Company is subject to the rules of NASDAQ for listed companies.

Available Information

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our website internet address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC. Investors are encouraged to access these reports and other information about our business on our website. Information found on our website is not part of this Annual Report on Form 10-

K. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809. Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Item 1A. Risk Factors

Risk Factors Summary

Risks Relating to Our Business

▪As a result of increased COVID-19 vaccination rates and significant reopening of the economy, related risks appear to have decreased. Nonetheless, the ongoing COVID-19 pandemic, including recent and possible future surges in infection rates, and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

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

▪A change in bank regulators, or policy changes within current regulators, could result in modified regulatory requirements and expectations which could impact all aspects of regulated financial and compliance requirements.

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

▪If our prepaid and debit card and other deposit accounts generated by third parties were no longer classified as non-brokered, our FDIC insurance expense might increase.

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

Risks Relating to Our Business

As a result of increased COVID-19 vaccination rates and significant reopening of the economy, related risks appear to have decreased. Nonetheless, the ongoing COVID-19 pandemic, including recent and possible future increases in infection rates, and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have negatively impacted the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, including the declaration of a federal national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. Governmental authorities worldwide have taken unprecedented measures to stabilize markets and support economic growth. To that end, the Executive Branch, Congress, and various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the COVID-19 Pandemic Aid, Relief, and Economic Security Act, or (“the CARES Act”), and the Main Street Lending Program. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. The provisions related to support for lending had largely expired by December 31, 2021. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

The pandemic has adversely impacted and could potentially further adversely impact our workforce and operations, and the operations of our customers and business partners. In particular, we may experience adverse financial consequences due to a number of factors, including, but not limited to:

•increased credit losses due to financial strain on customers as a result of the pandemic and governmental actions, specifically on loans to borrowers in the lodging, retail trade, restaurant and bar, nursing home/assisted living, and childcare facility sectors, and loans to borrowers that are secured by multi-family properties or retail real estate; increased credit losses would require us to increase our provision for credit losses and net charge-offs;

•decreases in new business for example if the shutdown of automobile factories continues for an extended time, it may impact the supply of vehicles which the Bank could otherwise lease to its customers, possibly reducing growth in the leasing portfolio which would otherwise have increased revenues and net income;

•declines in collateral values;

•decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to re-evaluate its goodwill or core deposit and customer relationships intangibles that could result in a loss, or declines in assets held at fair value, which would adversely impact our results of operations and the ability of certain of our bank subsidiaries to pay dividends to us;

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

The Bank is a participating lender in the PPP, a loan program administered through the SBA that was created under the CARES Act to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP, and borrowers are eligible to apply to the FDIC for forgiveness of their PPP loan obligations. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there was some initial ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the program, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. The PPP was modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act, or (“the PPFA”). The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the program more favorable to borrowers. Notwithstanding the foregoing, the Bank has been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

In addition, while the COVID-19 pandemic had a material impact on the provision for credit losses and fair value estimates in 2020, we are unable to fully predict the impact that COVID-19 will have on the credit quality of the loan portfolios of the Bank, our financial position and results of operations due to numerous uncertainties. One of the provisions of the CARES Act was the payment by the U.S. government of six months of principal and interest on SBA 7a loans, which was largely completed in the fourth quarter of 2020. Additional payments were authorized in December 2020 legislation, substantially all of which had expired by December 31, 2021. Accounting and banking regulators determined that principal and interest deferrals of up to six months did not represent material changes in loan terms and such loans were not, during the deferral period, classified as delinquent or restructured. Substantially all loans with deferred payments had returned to payment status by December 31, 2021, but loans which had payment deferrals may represent a greater credit risk, depending on the future impact of the COVID-19 pandemic. We will continue to assess these and other potential impacts on the credit quality of the loan portfolio of the Bank, our financial position and results of operations.

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

Our future earnings will reflect our level of success in replacing and growing both our loans and deposits at targeted rates and yields, and the payments transactions from which we derive fee income. Our businesses differ from most banks in the nature of both our lending niches and our payments businesses, and changes in loan acquisition and repayment speeds. We provide additional information on our lending niches and payments businesses in this Form 10K and other public filings and, on our website, as to our financial planning and performance goals. As noted above, information found on our website is not part of this Annual Report on Form 10-K. Loan, deposit and transaction growth rates and financial targets may also be impacted by other strategic goals and key considerations. Our key considerations for growth include whether we will be able to manage credit risk to desired levels, improve our net interest margin and monitor interest rate sensitivity, manage our real estate exposure to capital levels and maintain flexibility if we achieve asset growth. Our strategic goals which will also impact our ability to meet our performance goals also include maintaining a scalable infrastructure, continuing technology innovations, maintaining what we believe to be an industry leading compliance and risk function; non-interest expense management and others. There can be no assurance that we will maintain or increase loan and deposit balances or payment transactions at the required yields or volumes, or succeed in achieving these key considerations or other strategic goals, as necessary to achieve financial targets.

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

Because we deliver our products and services over the internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of our service providers, to protect computer systems and network infrastructure against interruptions in service due to damage from fire, power loss, telecommunications failure, physical break-ins and computer hacking or similar catastrophic events. Our operations also depend upon our ability to replace a third-party provider if it experiences difficulties that interrupt our operations or if an operationally essential third-party service terminates. Service interruptions to customers may adversely affect our ability to obtain or retain customers and could result in regulatory sanctions. Moreover, if a customer were unable to access their account or complete a financial transaction due to a service interruption, we could be subject to a claim by the customer for their loss. While our accounts and other agreements contain disclaimers of liability for these kinds of losses, we cannot predict the outcome of litigation if a customer were to make a claim against us.

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

We and our subsidiary, the Bank, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things. The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies. These changes could affect us and the Bank in substantial and unpredictable ways and could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive federal and state banking regulation and supervision, which has increased in the past several years as a result of stresses the financial system has undergone for an extended period of years. The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance fund and the safety and soundness of the Bank, not our stockholders. Regulatory requirements affect lending practices, product offerings, capital structure, investment practices, dividend policy and growth. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of us and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time reflecting a variety of factors including deterioration in asset quality. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed. Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices (see Item 1. "Business--Regulation Under Banking Law") could result in regulatory sanctions and possibly third-party liabilities. Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, negatively impact our consolidated revenues and profitability.

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

Failure to maintain a satisfactory CRA rating may result in business restrictions. The Bank operates its CRA program under an FDIC-approved CRA Strategic Plan for the period of January 1, 2021 through December 31, 2023. On July 3, 2019, the Bank received its 2018 CRA Performance Evaluation which was completed on November 11, 2018. The Bank was assigned a “Satisfactory” CRA rating. The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein. There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the Bank would be subject to certain business restrictions as required by the Community Reinvestment Act and FDIC regulations.

We are subject to extensive government supervision with respect to our compliance with numerous laws and regulations.

We have policies and procedures designed to prevent violations of the extensive federal and state laws and regulations that we are subject to, however there can be no assurance that such violations will not occur. Failure to comply with these statutes, regulations or policies could result in a determination of an apparent violation of law, and could trigger formal or informal enforcement actions or other sanctions against us or the Bank by regulatory agencies, including entering into consent orders or other agreements, assessment of civil money penalties, criminal penalties, reputational damage, and a downgrade in the Company’s ratings or the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations. Further, we are at risk of the imposition of additional civil money penalties by our regulators, based on, among other things, repeat violations, or supervisory determinations of non-compliance with any consent order. Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. While the Bank may be contractually indemnified for certain violations attributable to third parties, civil money penalties, if assessed against the Bank, are not recoverable from third parties.

Our reputation and business could be damaged by our entry into any future enforcement matters with our regulators and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct. Damage to our reputation, including as a result of negative publicity associated with any regulatory enforcement actions, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, which could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

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

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are interpreted and applied. Changes to the laws and regulations applicable to the financial industry, if enacted or adopted, could expose us to additional costs, including increased compliance costs, require higher levels of capital and liquidity, negatively impact our business practices, including the ability to offer new products and services and attract and retain new customers and business partners who may do business with us based, in whole or in part, upon our corporate and governance structure, regulatory status, asset size and other factors tied to the legal and regulatory framework governing the financial industry. The passage of the Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to change the bank regulatory structure, and affect the lending, deposit, investment and operating activities of financial institutions and their holding companies. While a significant number of regulations have been promulgated to implement the Dodd-Frank Act, including, for example, the Collins Amendment and the Durbin Amendment, the latter of which exempts banks with under $10 billion in assets from regulated limitations on interchange fees. Future changes or interpretations to these rules and other bank regulations are uncertain and could negatively impact our business, thereby increasing our operating and compliance costs and obligations, and reducing or eliminating our ability to generate profits.

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

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed, or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations. Additionally, there are uncertainties regarding the market values of existing lines of business, which are difficult to measure and are subject to market conditions which may change significantly. Significant amounts of loans are accounted for at fair (market) value, and a decrease in such value would reduce income.

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

A change in bank regulators, or policy changes within current regulators, could result in modified regulatory requirements and expectations which could impact all aspects of regulated financial and compliance requirements.

A change in regulators or policy changes within current regulators could result in modified regulatory requirements. These modifications could adversely impact credit, capital, earnings, liquidity and other operations, and should they require modifications in our lines of business, could impact profitability.

Risks Related to Our Specialty Lending Business Activities:

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or local economies in which our borrowers operate. Such changes may impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans, some with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now accounted for at fair value. Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years. We cannot assure you that we will not experience further increases in delinquencies and defaults, or that any such increases will not be material. On a consolidated basis, an increase in non-

performing loans could result in an increase in our provision for credit losses or in loan charge-offs and consequent reductions in our earnings. Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S. Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations. For more information about the risks which are specific to the different types of loans we make and which could impact our allowance for credit losses, see Item 1, “Business –Lending Activities.”

The Bank’s allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for credit losses to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2021, the ratios of the allowance for credit losses to total loans and to non-performing loans were, respectively, 0.48% and 491.61%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and reasonable and supportable forecasts. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is adequate to provide for current and future expected credit losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses, change our methodology for determining our allowance and provision for credit losses or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,”Business –Lending Activities.”

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2021 to any one customer or related group of customers was $104.3 million for unsecured loans and $173.9 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Changes to the Financial Accounting Standards Board (“FASB”) accounting standards have and will continue to result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

In June 2016, the FASB issued an update to Accounting Standards Update (“ASU” or “Update”) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit deteriorated loans and debt securities, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The CECL model has and will materially impact how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses. Furthermore, our allowance for credit losses may experience more fluctuations, some of which may be significant. If we determined that we would need to increase the allowance for credit losses to appropriately capture the credit risk that exists in our lending and investment portfolios, it may negatively impact our business, earnings, financial condition and results of operations. We adopted the guidance in first quarter 2020.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices vary depending on the facts and circumstances of each loan. For other than SBLOC and IBLOC loans, these practices may include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets. For SBLOC loans, a primary element of the credit decision is the market value of the borrower’s brokerage account, which is reduced by the varying collateral percentages against which we are willing to lend, resulting in excess collateral. Rapid excessive movements in the market value of brokerage accounts might not be sufficiently offset by the excess collateral and losses could result. For example, we typically lend against 50% of the value of equity securities. For IBLOC, the credit decision is primarily based upon the cash value of eligible life insurance policies, which may ultimately be dependent upon the insurer for repayment. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for credit losses. In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those, we still assume credit risk on the remaining 25%. These borrowers, which include new start-ups, may have a higher probability of failure, which may result in higher losses on such loans. The vast majority of commercial loans, at fair value and REBL loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which could result in losses.

If the level of non-performing assets increases, interest income will be reduced. If we experience loan defaults in excess of amounts that we have included in our allowance for credit losses, we will have to increase the provision for credit losses, which will reduce our income and might cause us to incur losses. At the time loans are classified as troubled debt restructurings, losses are recognized if the fair value of collateral is less than the loan balance. For more information about the risks which are specific to the different types of loans we make and which could impact loan losses, see Item 1, “Business –Lending Activities.”

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

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest- earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes. We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline, or we could sustain losses, if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future. Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. In particular, our SBLOC, non-SBA commercial loans, at fair value and real estate bridge lending portfolios have at times experienced accelerated prepayments, and the duration of those portfolios at inception are relatively short and generally under three years. Loan demand, to replace these loans and grow portfolios, may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production. Net interest income is difficult to project, and our models for making such projections are theoretical. While they may indicate the general direction of changes in net interest income, they do not indicate actual future results. In first quarter 2020, the Federal Reserve instituted emergency rate cuts, and additional rate cuts may still occur in response to economic and other conditions. Conversely, the ultimate impact of rate increases on loan performance, loan and deposit rates cannot be accurately predicted, nor can the impact of inflation. Federal Reserve actions may decrease net interest income, to the extent the reduction is not offset with the impact of loan growth or other factors.

We may be adversely impacted by the transition from London Inter-Bank Offered Rate (“LIBOR”) as a reference rate.

The administrator of LIBOR announced that it intends to phase out LIBOR by June 30, 2023, and that LIBOR will be replaced with an alternative reference rate that will be calculated in a different manner. Consequently, at this time, it is not possible to predict whether, and to what extent, banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The majority of our commercial mortgages, at fair value are indexed to LIBOR. Additionally, the interest rates of certain of our investment securities, our trust preferred securities and our derivatives are indexed to LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, potentially requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. We continue to assess the potential impact of the phase-out of LIBOR and related accounting guidance; however, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

We realize that a significant portion of our revenues are derived from prepaid, debit card and other related products. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Moreover, markets for fintech financial products and the related services from which we derive significant fees, are rapidly evolving. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Our revenues could be impacted by the evolution of fintech products or changes within these product mixes. Related changes in volume including changes in client mix, or in pricing, can also result in variability of revenue between periods. Additionally, certain of our clients have significant volume, the loss of which would materially affect our revenues. In full year 2021, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 55% of such income. Prepaid and debit card account deposits also comprise the majority of the Bank’s deposits.

If our prepaid and debit card and other deposit accounts generated by third parties were no longer classified as non-brokered, our FDIC insurance expense might increase.

In December 2014, the FDIC issued new guidance classifying prepaid deposit accounts and other deposit accounts obtained in cooperation with third parties as brokered, resulting in the vast majority of the Bank’s deposits being classified as brokered. We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC adopted a regulation which resulted in the reclassification of certain of our deposits as non-brokered beginning June 30, 2021, and a decrease in FDIC insurance expense. Such reclassifications and the resulting FDIC insurance expense decrease are dependent upon ongoing consideration by regulators, and may be modified in the future.

We may depend in part upon wholesale and brokered certificates of deposit to satisfy funding needs.

We may rely, in part, on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio. Wholesale and brokered certificates of deposit are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding. Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s total assets could contract, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both. In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered certificates of deposit to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC.

We derive a significant percentage of our deposits, total assets and income from deposit accounts generated by diverse independent companies, including those which provide card account marketing services, and investment advisory firms.

Deposit accounts resulting from our top ten relationships totaled $3.9 billion at December 31, 2021. We provide oversight over these relationships which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. In 2021, one of our clients transferred its operations to its own bank which resulted in the exit of certain deposits and a related reduction in fee income, and one of our newest clients has obtained its own bank charter, which could impact future fee growth. In full year 2021, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 55% of such income. If other affinity group relationships were to be terminated in the future, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs, which would reduce revenues or potentially generate losses.

We face fund transfer and payments-related reputational risks.

Financial institutions, including ourselves, bear fund transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred from the bank before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. It also results from payments made prior to receipt of offsetting funds, as accommodations to customers. We are subject to unique settlement risks as our transfers may be larger than typical financial institutions of our size. Transfers could also be made in error, or as a result of fraud. Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.

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

Various internal and external inputs were utilized to analyze fair value of the discontinued commercial loan portfolio and the investment in unconsolidated entity which reflects the financing of the securitization of a portion of the discontinued assets. The valuations for this and other loan categories and actual sales prices could be significantly less than the estimates, which could materially affect our results of operations in future quarters.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the vesting of restricted stock grants, the issuance of shares of common stock in acquisitions and other issuances of our common stock could also have an adverse effect on the market price of the shares of our common stock. The existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity, as well as dividends, to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may; therefore, seek to prevent the Bank from paying such dividends. Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, we may not be able to service our obligations as they become due or to pay dividends on our common stock or trust preferred obligations. Even if the Bank has the capacity to pay dividends, it is not obligated to pay the dividends. Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for holders of our common stock to receive a change in control premium.

Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include, in particular, our ability to issue shares of our common stock and preferred stock with such provisions as our board of directors may approve without further shareholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

General Risks:

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, the United States remains a target for potential acts of war or terrorism. Such severe weather, natural disasters, acts of war or terrorism or other adverse external events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive office and an operations facility are located at 409 Silverside Road, Wilmington, Delaware. We maintain business development and administrative offices for SBL in Morrisville, North Carolina, and Westmont, Illinois (suburban Chicago), primarily for SBA lending. Leasing offices are located in Crofton, Maryland, Kent, Washington, Logan, Utah, Orlando, Florida, Raritan, New Jersey, and Norristown and Warminster, Pennsylvania. We maintain a loan operations office in New York, New York. Prepaid and debit card offices and other executive offices are located in Sioux Falls, South Dakota. The Philadelphia, Pennsylvania and one of two New York properties are no longer occupied by us, and have been subleased to outside parties, which pay the majority of the rent. Locations and certain additional information regarding our offices and other material properties at December 31, 2021 are listed below. We own a property in Orlando, Florida which houses our leasing operations, consisting of a stand-alone building of 8,850 square feet. A summary of significant properties is as follows. We have executed a lease to relocate the Sioux Falls office in 2023, which coincides with the time period at which the current lease expires as listed below. The new space will also be located in Sioux Falls, and is currently planned to occupy approximately 52,000 square feet with a minimum term of 10 years.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida		8,850
Leased Space
Crofton, Maryland	2025	3,364	$4,526
Kent, Washington	2022	1,700	2,726
Logan, Utah	2022	3,000	1,468
Morrisville, North Carolina	2024	3,590	5,745
New York, New York (one of two properties is subleased)	2024 - 2025	11,701	36,028
Norristown, Pennsylvania	2025	5,920	10,500
Raritan, New Jersey	2022	2,145	3,865
Philadelphia, Pennsylvania (subleased)	2022	14,839	7,007
Sioux Falls, South Dakota	2023	38,611	54,674
Warminster, Pennsylvania	2022	2,600	2,363
Westmont, Illinois	2026	3,003	2,292
Wilmington, Delaware	2025	70,968	147,283

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

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs seek damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). The Company is vigorously defending these matters. On June 11, 2021, the Company filed a consolidated motion to dismiss in each case. On February 25, 2022, the court granted the Company’s motion in part, dismissing McGlynn’s claims in entirety and most of Barker and Kamai’s claims. The sole claims remaining are Barker and Kamai’s breach of implied contract claims related to an unpaid bonus, for which they seek $2,000,000 and $300,000, respectively. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services v. The Bancorp Bank. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The complaint in the matter primarily arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. Cachet seeks approximately $150 million in damages and disallowance of the Bank’s proof of claim. The Bank has not been served with the complaint to date but intends to vigorously defend against Cachet’s claims. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court. The motion is still pending. Given the early stage of the lawsuit, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 1, 2022, there were 57,398,381 shares of our common stock outstanding held by 45 record holders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers, financial institutions and other nominees. As of January 12, 2022, the most recent date for which we have beneficial ownership information, there were at least 11,227 beneficial owners of our common stock.

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2022. Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law.” Irrespective of such restrictions, it is our intent to generally retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors (the “Board”) will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Common Stock Repurchase Plan

On November 5, 2020, the Board authorized a common stock repurchase program (the “Common Stock Repurchase Program”). Under the 2021 Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company was authorized to repurchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases.

On October 20, 2021, the Board approved a revised stock repurchase program for the upcoming 2022 fiscal year (the “2022 Common Stock Repurchase Program”). The amount that the Company intends to repurchase has been increased to $15.0 million in value of the Company’s common stock per fiscal quarter in 2022, for a maximum amount of $60.0 million. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”). The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. The Company repurchased 527,393 common shares in January and February of 2022, at a total cost of $15.0 million and an average price of $28.44 per share pursuant to the 2022 Common Stock Repurchase Plan, which is the maximum amount authorized for that quarter. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(dollars in thousands except per share data)
October 1, 2021 - October 31, 2021	350,431	$28.54	350,431	$—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	—	—	—	—
Total	350,431	28.54	350,431	—

(1)On November 5, 2020, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase shares with a maximum dollar value of $10.0 million in each quarter through the end of 2021. See the description of the 2022 Common Stock Repurchase Program above in the paragraphs preceding this table which describes the maximum dollar value that may be repurchased in each quarter of 2022.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2016 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
The Bancorp, Inc.	100.00	125.70	101.27	165.01	173.66	322.01
NASDAQ Bank Stock Index	100.00	103.51	84.98	103.02	92.07	128.61
NASDAQ Composite Stock Index	100.00	128.24	123.26	166.68	239.42	290.63

The following graph reflects stock performance since 2016, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
The Bancorp, Inc.	100.00	125.70	101.27	165.01	173.66	322.01
KBW Bank Index	100.00	120.79	93.46	123.50	106.67	144.05

Item 6. Reserved.

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

Recent and COVID-19 Pandemic Related Developments

As a result of increased COVID-19 vaccination rates and significant reopening of the economy during the year, 2021 net income of $110.7 million did not reflect significant charges related to the pandemic. Net income of $80.1 million for the year ended December 31, 2020 reflected pre-tax charges for unrealized losses related to non-SBA commercial real estate (“CRE”) loans, at fair value, which were directly related to the economic impact of COVID-19. These charges were recognized primarily in the first quarter of 2020 in “Net realized and unrealized gains (losses) on commercial loans (at fair value) in the income statement which showed a loss of $3.9 million for full year 2020.

Accounting and banking regulators had determined that loans with deferrals of principal and interest payments related to the COVID-19 pandemic would not, during the deferral period, be classified as restructured through December 31, 2021. Substantially all our loans with such COVID-19 loan payment deferrals had returned to repayment status by that date, including our SBA loans, the unguaranteed portion of which may represent an elevated risk. The U.S. government paid principal and interest on SBA 7a loans for a six month period which began in April 2020. In February 2021, pursuant to additional federal legislation adopted in response to the COVID-19 pandemic, the U.S. government began making payments for at least a two month period on such loans, and for as long as a five month period for loans more impacted by the COVID-19 pandemic, such as loans for hotels and restaurants. Unlike the six payments made under the prior legislation, those payments were limited to $9,000 per month. As of December 31, 2021, we had $371.5 million of related guaranteed balances, and additionally had $44.8 million of outstanding PPP loans which were also guaranteed.

In addition to the maintenance of Federal Reserve rate reductions in 2021, initiated in the first quarter of 2020, U.S. government efforts to address the economic impact of the COVID-19 pandemic included other actions which have and will directly impact us. The Paycheck Protection Program (“PPP”) provided for our having made loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. In second quarter 2020, under the CARES Act, we originated approximately 1,250 PPP loans under the original program, totaling in excess of $200 million. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. The Consolidated Appropriations Act, 2021 provided funding for additional PPP loans beginning in first quarter 2021. In that new lending program we originated approximately 630 PPP loans, totaling approximately $100 million. The average loan size was approximately $155,000, with over 90% of the loans under $350,000. As that new legislation included lost revenue thresholds for participation, our loan volume and fees were less than for the 2020 PPP. No future PPP loans have been authorized by legislation. Accordingly, we expect that the $44.8 million of PPP loans outstanding at December 31, 2021 will be repaid and not be replaced, and revenues will not be realized from any new PPP loans. In each of 2021 and 2020, we recognized $5.8 million in interest and fees on such loans. Additionally, 2021 interest on loans reflected $4.6 million of fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur.

In the third and fourth quarters of 2021, we experienced early payoffs in our non-SBA multi-family (apartment) CRE loans, at fair value and in the third quarter of 2021, resumed originating similar loans. Also, in 2021 the effective tax rate was approximately 23%, compared to higher rates in recent periods, which reflected the impact of tax benefits related to stock-based compensation resulting from the increase in the Company’s stock price.

Overview

In 2021, we recorded net income of $110.7 million compared to $80.1 million in 2020, with pre-tax income from continuing operations increasing to $144.2 million in 2021 from $108.3 million in 2020. The increases reflected increases in net interest and non-interest income. The $16.0 million increase in net interest income primarily reflected the impact of loan growth, which more than offset reductions in securities interest, which reflected lower rates and lower balances resulting from the impact of the low interest rate environment. Average loans and leases grew to $4.60 billion in 2021 from $3.94 billion in 2020, which reflected growth in SBLOC, IBLOC and investment advisor loans, small business (primarily SBA) excluding short-term PPP loans, leases, and real estate bridge lending. Commercial loans, at fair value, primarily comprised of non-SBA CRE loans, were previously generated for sale or securitization, but we decided in 2020 to retain those loans on the balance sheet. In 2021, the balance of those loans decreased $441.0 million primarily as a result of prepayments, but we resumed originations of non-SBA CRE loans in the third quarter of 2021, with $621.7 million of new loan balances by year-end. Those loans are reported under the description of REBL and are primarily collateralized by apartment buildings. Non-interest income included $14.9 million in net realized and unrealized gains (losses) on commercial loans, at fair value primarily reflecting income related to those repayments. Interest expense in 2021 decreased by $4.7 million compared to the prior year, reflecting the full year impact of Federal Reserve rate reductions in March 2020 in response to COVID-19. Non-interest expense increased $3.5 million year over year reflecting higher salaries and employee benefits and lower FDIC insurance expense, which resulted primarily from the reclassification of certain deposits from brokered to non-brokered.

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

Other performance indicators. Other performance indicators we use include net interest income, non-interest income, the level of non-interest expense and capital measures including equity to assets.

	As of and for the years ended
	December 31,
	2021	2020	2019
Income Statement Data:	(in thousands, except per share data)
Net interest income	$210,876	$194,866	$141,288
Provision for credit losses	3,110	6,352	4,400
Non-interest income	104,749	84,617	104,127
Non-interest expense	168,350	164,847	168,521
Net income available to common shareholders	$110,653	$80,084	$51,559

Net income per share - diluted	$1.88	$1.37	$0.90

Selected Ratios:
Return on average assets	1.68%	1.34%	1.09%
Return on average common equity	17.94%	15.08%	11.57%
Net interest margin	3.35%	3.45%	3.32%
Book value per common share	$11.37	$10.10	$8.52
Selected Capital and Asset Quality Ratios:
Equity/assets	9.53%	9.26%	8.56%

Results of performance indicators. In the past two years we have continued to target loan niches which we believe are lower risk. These include: loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”); SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; leasing to which we have access to underlying vehicles; and real estate bridge lending for apartment buildings in selected national regions. Balances in these loan categories have grown significantly, which has contributed to improved financial performance, primary components of which are shown in the table above. In 2021, the increase in net interest income reflected the impact of loan growth, which more than offset the impact of loan prepayments and reductions in securities interest, which reflected balance and yield reductions.

Our most recent improved financial performance is reflected in a number of these performance indicators. In 2021, return on assets and return on equity amounted to 1.68% and 17.94%, respectively, compared to 1.34% and 15.08% in the prior year. Net interest margin was 3.35% in 2021 and 3.45% in 2020, notwithstanding the historically low rate environment resulting from the pandemic. Deposit accounts generated by our payments business resulted in a cost of funds lower than other forms of funding and also contributed to the margin. In 2021, income related to the aforementioned loan prepayments comprised the majority of the increase in non-interest income. The payments business also contributes to increases in non-interest income, and grew especially in 2020 when prepaid, debit card and other related fees grew $9.3 million over the prior year. Those fees in 2021 were consistent with the prior year, as they were impacted by a client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs and reduced margins on certain incremental volume. We attempt to manage increases in non-interest expense in conjunction with revenue increases, the results of which are reflected in the growth in net income in the above table.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for credit losses on loans, leases and securities, our determination of the fair value of financial instruments and the level in which an instrument is placed within the valuation hierarchy, the fair value of stock grants and income taxes involve a higher degree of judgment and complexity than our other significant accounting policies.

We determine our allowance for credit losses with the objective of maintaining an allowance level we believe to be sufficient to absorb our estimated current and future expected credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows, collateral values and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and other risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. We utilize a CECL model to determine the adequacy of the allowance and inputs include net charge-off history and estimated loan lives. The allowance for credit losses is accordingly sensitive to changes in these inputs, such that related increases would increase the allowance and provision. See “Allowance for Credit Losses” and Note D to the financial statements for other factors to which the allowance and provision are sensitive.

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the Consolidated Statements of Operations. If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity. Our evaluation of whether a credit loss exists is sensitive to the following factors: (a) the extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. One significant input is that at December 31, 2021, $988.5 million of commercial real estate, at fair value are multi-family loans (apartments). Multi-family loans have an updated expected COVID-19 pandemic cumulative loss rate of 1.2% based on an analysis by a nationally recognized analytics firm. To the extent actual outcomes differ from our estimates, subsequent adjustments to the financial statements may be required. Changes in fair value estimates are sensitive to factors which may vary by asset class, and which are described in Note Q to the financial statements.

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

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our consolidated financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Future estimates may change, should legislation result in tax rate changes. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

LIBOR Transition

We discontinued LIBOR (London Interbank Offered Rate) based originations in 2021; however, certain of our financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $1.13 billion at December 31, 2021. However, these loans are short-term and generally expected to be repaid by the June 2023 LIBOR end date. At December 31, 2021 we also owned $64.1 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When we resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge lending, we utilized the secured overnight financing rate (“SOFR”) as the index. In addition, we own certain investment securities, including collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $338.0 million at December 31, 2021, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $93.5 million at December 31, 2021. There is less clarity for our student loan securities of $22.5 million and subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. Our derivatives, the notional amount for which totaled $21.3 million at December 31, 2021, are interest rate swaps that are documented under bilateral agreements which contain Interbank Offered Rates (“IBOR”) fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. We continue to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

Results of Operations

Overview: Net interest income continued its upward trend in 2021, increasing $16.0 million to $210.9 million in 2021 from $194.9 million in 2020. The increase primarily reflected the impact of higher loan balances, partially offset by reductions in securities interest resulting from lower balances and lower yields. Loan interest in 2021 included $4.6 million of fees from a line of credit to another institution to fund PPP loans, which is not expected to recur and which partially offset the impact of decreases in other loan yields. Lower interest expense reflected the full year impact of the Federal Reserve’s 1.50% of rate reductions which occurred in March 2020. The provision for credit losses decreased $3.2 million to $3.1 million in 2021, reflecting the impact of lower net charge-offs in recent periods and the reversal of charges in 2021 for economic factors related to the COVID-19 pandemic which were incurred in 2020. A $20.1 million increase in non-interest income reflected an $18.8 million change in net realized and unrealized gains (losses) on commercial loans, primarily non-SBA CRE loans, at fair value. Unrealized losses were recognized in 2020 due to changes in fair value related to the COVID-19 pandemic versus 2021 fees related to prepayments and payoffs of non-SBA CRE loans.

The vast majority of non-SBA CRE loans at fair value are comprised of multi-family (apartment) loans. A total of $1.1 billion of these loans with a weighted average 4.8% yield remained outstanding at year-end 2021. Based upon scheduled 2022 maturities and potential prepayments, we believe that the majority of such loans may be repaid in 2022. While we continue to generate new REBL originations to offset resulting balance reductions and grow the portfolio, there can be no assurance as to the level of those new originations. As these loans are repaid, we may continue to recognize additional related prepayment income, which comprised the majority of “Net realized and unrealized gains on commercial loans (at fair value)” on the income statement in 2021. Additionally, we have established a goal of increasing returns on the institutional banking portfolio, by emphasizing higher yielding loans and other strategies.

In 2021, total non-interest expense increased $3.5 million to $168.4 million compared to $164.8 million in 2020, reflecting a $4.3 million increase in salaries and employee benefits expense and a $1.7 million increase in legal expense between those periods which were partially offset by a $4.2 million reduction in FDIC insurance expense. The increase in salaries and employee benefits reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. The increase in legal expense reflected increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note O to the consolidated financial statements. The decrease in FDIC insurance expense is primarily due to a reduction in the Bank’s assessment rate, which primarily reflected the impact of the reclassification of certain of our deposits from brokered to non-brokered.

While the dollar amount of payment transactions grew in 2021 compared to 2020, prepaid, debit card and related fees did not grow proportionately, as transactions have been shifting to debit cards, for which margins are generally lower. Fees earned for volumes above certain thresholds for individual relationships may also be lower. Additionally, fees in 2021 were impacted by an affinity client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs.

We continue our efforts to manage expense in line with revenue increases, to achieve the financial targets as described on our website.

At December 31, 2021, our total loans, including commercial loans, at fair value, amounted to $5.08 billion, an increase of $610.9 million, or 13.7%, over the $4.46 billion balance at December 31, 2020, reflecting growth in all major categories of loans. Our investment securities available-for-sale decreased $252.5 million to $953.7 million from $1.21 billion between those respective dates which reflected prepayments on mortgage-backed and other higher rate securities as a result of the lower rate environment.

Net Income: 2021 compared to 2020. Net income from continuing operations was $110.4 million in 2021 compared to $80.6 million in 2020 while income before taxes was, respectively, $144.2 million and $108.3 million, an increase of $35.9 million. In 2021, net interest income grew by $16.0 million and non-interest income increased $20.1 million. The $16.0 million, or 8.2%, increase in 2021 net interest income over 2020 resulted primarily from higher loan balances partially offset by reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Loan interest in 2021 included $4.6 million of fees from a line of credit to another institution to fund PPP loans, which is not expected to recur and which partially offset the impact of decreases in other loan yields. The $20.1 million increase in non-interest income reflected an $18.8 million change in net realized and unrealized gains (losses) on commercial loans, primarily non-SBA CRE loans, at fair value. Unrealized losses were recognized in 2020 due to changes in fair value related to the COVID-19 pandemic versus 2021 income related to prepayments and payoffs of non-SBA CRE loans.

In 2021, total non-interest expense increased $3.5 million to $168.4 million, reflecting a $4.3 million increase in salaries and employee benefits and a $1.7 million increase in legal expense, partially offset by a $4.2 million reduction in FDIC insurance expense. The increase in salaries and employee benefits reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. The increase in legal expense reflected increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note O to the consolidated financial statements. The decrease in FDIC insurance expense is primarily due to a reduction in the Bank’s assessment rate. The reduction in expense primarily reflected the cumulative impact of the reclassification of certain of our deposits from brokered to non-brokered on the assessment rate. Prior to the insurance rate reduction in third quarter 2021 to approximately 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue.

Reflecting these changes, net income from continuing operations amounted to $110.4 million in 2021 compared to $80.6 million in 2020, or continuing operations earnings per diluted share of $1.88 compared to $1.38 in 2020. Net income from discontinued operations was $212,000 for 2021 compared to a net loss of $512,000 for 2020. Including discontinued operations, diluted income per share was $1.88 for 2021 compared to $1.37 for 2020 on net income of $110.7 million and $80.1 million, respectively.

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

A 21% statutory federal corporate tax rate was effective for 2021, 2020 and 2019, in addition to income tax rates which vary in the states in which we operate. The combined effective federal and state income tax rate was 26% in 2020, which was lower than the 29% rate in 2019 primarily as a result of the non-deductibility of the $8.9 million of civil penalties in 2019. The 23% effective rate in 2021 reflected the impact of tax benefits related to stock-based compensation resulting from the increase in the Company’s stock price.

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

Net Interest Income: 2021 compared to 2020. Our net interest income for 2021 increased to $210.9 million, an increase of $16.0 million, or 8.2%, from $194.9 million for 2020, reflecting an $11.3 million, or 5.4%, increase in interest income to $222.1 million from $210.8 million for 2020. The growth in interest income resulted primarily from higher loan balances, partially offset by the impact of lower securities balances, and lower yields on both loans and securities. Growth in interest income was also impacted by prepayments and payoffs of non-SBA commercial real estate loans which had been originated for securitization and are now held as interest earning assets in “Commercial loans, at fair value” on the balance sheet. Income related to those prepayments and payoffs comprised the majority of the “Net realized and unrealized gains (losses) on commercial loans (at fair value)” in the income statement in 2021. In the third quarter of 2021 we resumed origination of such non-SBA commercial real estate loans, which now comprise our real estate bridge lending portfolio. These loans are similar to those previously originated for securitization and are collateralized primarily by multi-family properties (apartment buildings). Our average loans and leases increased 16.8% to $4.60 billion in 2021 from $3.94 billion for 2020. The increase in loans reflected growth in SBLOC, IBLOC and investment advisor loans, SBA, direct lease financing and real estate bridge lending, partially offset by decreases in PPP loans. Small business loans have generally been comprised of SBA loans. However, in 2020 and 2021 they reflected balances of pandemic related PPP loans guaranteed by the U.S. government which repaid significant amounts of those loans in 2021, resulting in a decrease in that category. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA CRE loan payoffs. As noted previously, in the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $21.6 million increase in loan interest income on a tax equivalent basis, the largest increases were $10.7 million for SBLOC, IBLOC and investment advisor financing, $7.1 million for SBL and $2.8 million for leasing. The increase in SBL loan interest reflected $4.6 million of fees which were earned on a short-term line of credit to another institution to initially fund PPP loans which are not expected to recur. Our average investment securities were $1.06 billion for 2021 compared to $1.32 billion for 2020, while related interest income decreased $9.2 million on a tax equivalent basis primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases on variable rate obligations, partially offset by the impact of the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. While interest income increased by $11.3 million, interest expense decreased by $4.7 million or 29.4% to $11.2 million in 2021 from $15.9 million in 2020 as deposits also repriced to the lower rate environment. Decreases in deposit interest expense were partially offset by the full year impact of the senior debt issuance in August 2020.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2021 decreased 10 basis points to 3.35% from 3.45% for 2020, as the decrease in the yield on interest-earning assets was greater than the decrease in the cost of funds. The average yield on our interest-earning assets decreased to 3.53% from 3.74% for 2020, a decrease of 21 basis points, while the cost of total deposits and interest-bearing liabilities decreased to 0.19% for 2021 from 0.30% for 2020, a decrease of 11 basis points. The net interest margins reflected the impact of weighted average 4.8% floors on non-SBA commercial real estate variable rate loans, previously originated for securitization, which significantly offset the impact of lower rates in the SBLOC and IBLOC portfolio. The SBLOC and IBLOC portfolio yield decreased to approximately 2.5% after the Federal Reserve rate reductions. However, that portfolio, due to the nature of the collateral, has experienced only insignificant credit losses. The net interest margin also reflected the impact of growth in higher yielding SBA loans and leases, which have yielded in the 5% to 6% range. The yield on loans in total decreased to 4.18% from 4.34%, a decrease of 16 basis points, while the yield on taxable investment securities decreased 16 basis points to 2.71% from 2.87%. In 2021, average demand and interest checking deposits amounted to $5.32 billion, compared to $4.86 billion in 2020, an increase of 9.4%, reflecting growth in debit, prepaid card account and other payments balances. The yield on those deposits decreased to 0.09% in 2021 compared to 0.23% in 2020, reflecting the full year impact of March 2020 Federal Reserve rate decreases. Savings and money market balances averaged $427.7 million in 2021 compared to $291.2 million in 2020 with an average 0.14% rate in 2021 compared to 0.15% in 2020. The $136.5 million increase in savings and money market between these respective periods reflected growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

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

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2020 increased 13 basis points to 3.45% from 3.32% for 2019, as the decrease in cost of funds was greater than the decrease in the yield on earning assets. The average yield on our interest earning assets decreased to 3.74% from 4.18% for 2019, a decrease of 44 basis points, while the cost of total deposits and interest-bearing liabilities decreased to 0.30% for 2020 from 0.92% for 2019, a decrease of 62 basis points. The net interest margin increase reflected the impact of weighted average 4.8% floors on an average $1.4 billion portfolio of commercial real estate variable rate apartment loans, which were previously originated for sale or securitization, which significantly offset lower rates in the similarly sized SBLOC and IBLOC portfolio. That SBLOC and IBLOC portfolio yield decreased to approximately 2.5% after the Federal Reserve rate reductions. However, that portfolio, due to the nature of the collateral, has experienced only insignificant credit losses. The net interest margin also reflected the impact of growth in higher yielding SBA loans and leases, which have yielded in the 5% to 6% range. The yield on loans in total decreased to 4.34% from 5.25%, a decrease of 91 basis points. The yield on the investment portfolio decreased less, 14 basis points, but as noted previously, yields decreased further in 2021 in the securities and loan portfolios, as maturities repriced to a lower rate environment. In 2020, average demand and interest checking deposits amounted to $4.86 billion, compared to $3.82 billion in 2019, an increase of 27.4%, reflecting growth in debit and prepaid card account balances. The yield on those deposits decreased to 0.23% in 2020 compared to 0.80% in 2019. Savings and money market balances averaged $291.2 million in 2020 compared to $37.7 million in 2019 with an average 0.15% rate in 2020 compared to 0.48% in 2019. The $253.5 million increase in savings and money market between these respective periods reflected growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The lower rates on these deposit categories also reflected the impact of Federal Reserve rate reductions.

Average Daily Balance. The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2021			2020
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$4,597,977	$192,338	4.18%	$3,931,758	$170,449	4.34%
Leases-bank qualified*	5,557	377	6.78%	8,885	647	7.28%
Investment securities-taxable	1,059,229	28,661	2.71%	1,317,031	37,822	2.87%
Investment securities-nontaxable*	3,757	130	3.46%	4,412	145	3.29%
Interest earning deposits at Federal Reserve Bank	637,056	715	0.11%	381,290	1,885	0.49%
Net interest earning assets	6,303,576	222,221	3.53%	5,643,376	210,948	3.74%

Allowance for credit losses	(16,469)			(13,878)
Assets held-for-sale from discontinued operations	95,527	3,096	3.24%	127,519	4,222	3.31%
Other assets	217,476			226,210
	$6,600,110			$5,983,227

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$5,321,283	$5,022	0.09%	$4,864,236	$11,356	0.23%
Savings and money market	427,708	601	0.14%	291,204	442	0.15%
Time	—	—	—	79,439	1,483	1.87%
Total deposits	5,748,991	5,623	0.10%	5,234,879	13,281	0.25%

Short-term borrowings	19,958	49	0.25%	27,322	198	0.72%
Repurchase agreements	41	—	—	49	—	—
Subordinated debt	13,401	449	3.35%	13,401	524	3.91%
Senior debt	100,283	5,118	5.10%	38,532	1,913	4.96%
Total deposits and liabilities	5,882,674	11,239	0.19%	5,314,183	15,916	0.30%

Other liabilities	100,627			137,983
Total liabilities	5,983,301			5,452,166

Shareholders' equity	616,809			531,061
	$6,600,110			$5,983,227

Net interest income on tax equivalent basis *		$214,078			$199,254

Tax equivalent adjustment		106			166

Net interest income		$213,972			$199,088

Net interest margin *			3.35%			3.45%

* Fully taxable equivalent basis, using a 21% statutory Federal tax rate in 2021 and 2020.
** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $4.6 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans in each of 2021 and 2020 also includes $5.8 million of interest and fees on PPP loans. Increases in interest earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

	Year ended December 31,
	2019
	Average		Average
	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs**	$2,402,686	$126,176	5.25%
Leases-bank qualified*	14,968	1,177	7.86%
Investment securities-taxable	1,406,247	42,286	3.01%
Investment securities-nontaxable*	6,533	215	3.29%
Interest earning deposits at Federal Reserve Bank	472,279	10,007	2.12%
Net interest earning assets	4,302,713	179,861	4.18%

Allowance for credit losses	(9,696)
Assets held-for-sale from discontinued operations	169,986	6,710	3.95%
Other assets	254,674
	$4,717,677

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$3,817,176	$30,664	0.80%
Savings and money market	37,671	181	0.48%
Time	170,438	3,555	2.09%
Total deposits	4,025,285	34,400	0.85%

Short-term borrowings	129,031	3,131	2.43%
Repurchase agreements	90	—	—
Subordinated debt	13,401	750	5.60%
Total deposits and interest-bearing liabilities	4,167,807	38,281	0.92%

Other liabilities	104,233
Total liabilities	4,272,040

Shareholders' equity	445,637
	$4,717,677

Net interest income on tax equivalent basis *		$148,290

Tax equivalent adjustment		292

Net interest income		$147,998

Net interest margin *			3.32%

* Fully taxable equivalent basis, using a 21% statutory Federal tax rate.

** Includes commercial loans, at fair value. All periods include non-accrual loans.

In 2021 compared to 2020, average interest-earning assets increased to $6.30 billion, an increase of $660.2 million, or 11.7%, from 2020. The increase reflected a $662.9 million, or 16.8%, increase in average loans and leases. The increase in average loans reflected growth in SBLOC, IBLOC and investment advisor financing, small business (primarily SBA exclusive of short term PPP loans), direct lease financing and real estate bridge lending. Average balances of investment securities decreased $258.5 million, or 19.6%, reflecting the prepayment of higher rate securities in a lower interest rate environment. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s March 2020 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. In 2021, average demand and interest checking deposits amounted to $5.32 billion, compared to $4.86 billion in 2020, an increase of 9.4%, reflecting growth in debit and prepaid card account balances.

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

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2019 through 2021 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2021 versus 2020			2020 versus 2019
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$27,604	$(5,715)	$21,889	$60,996	$(16,723)	$44,273
Bank qualified tax free leases net of
unearned discount	(228)	(42)	(270)	(448)	(82)	(530)
Investment securities-taxable	(7,073)	(2,088)	(9,161)	(2,612)	(1,852)	(4,464)
Investment securities-nontaxable	(23)	8	(15)	(70)	—	(70)
Interest earning deposits	810	(1,980)	(1,170)	(1,631)	(6,491)	(8,122)
Assets held-for-sale from discontinued
operations	(1,038)	(88)	(1,126)	(1,512)	(976)	(2,488)
Total interest earning assets	20,052	(9,905)	10,147	54,723	(26,124)	28,599
Interest expense:
Demand and interest checking	1,067	(7,401)	(6,334)	8,833	(28,141)	(19,308)
Savings and money market	189	(30)	159	291	(30)	261
Time	(741)	(742)	(1,483)	(1,732)	(340)	(2,072)
Total deposit interest expense	515	(8,173)	(7,658)	7,392	(28,511)	(21,119)
Short-term borrowings	(43)	(106)	(149)	(1,552)	(1,381)	(2,933)
Subordinated debt	—	(75)	(75)	—	(226)	(226)
Senior debt	3,150	55	3,205	1,913	—	1,913
Total interest expense	3,622	(8,299)	(4,677)	7,753	(30,118)	(22,365)
Net interest income:	$16,430	$(1,606)	$14,824	$46,970	$3,994	$50,964

Provision for Credit Losses. Our provision for credit losses was $3.1 million for 2021, $6.4 million for 2020 and $4.4 million for 2019. Provisions are based on our evaluation of the adequacy of our allowance for credit losses, particularly in light of the estimated impact of charge-offs and the potential impact of current economic conditions which might impact our borrowers. The reduction in 2021 compared to each of the prior two years reflected the impact of lower net charge-offs and the reversal of charges in 2021 for economic factors related to the COVID-19 pandemic which were incurred in 2020. At December 31, 2021, our allowance for credit losses amounted to $17.8 million, or 0.48%, of total loans. We believe that our allowance is adequate to cover current and future expected losses, consistent with the newly implemented CECL guidance. For more information about our provision and allowance for credit losses and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2021 compared to 2020. Non-interest income was $104.7 million for 2021 compared to $84.6 million for 2020. The $20.1 million, or 23.8%, increase between those respective periods was primarily the result of the change in net realized and unrealized gains (losses) on non-SBA CRE loans, at fair value reflected in the income statement in “Net realized and unrealized gains (losses) on commercial loans”, which increased to a gain of $14.9 million from a loss of $3.9 million. The $18.8 million change was primarily the result of 2021 income related to prepayments and payoffs of non-SBA CRE loans in 2021 versus unrealized losses in 2020 due to changes in fair value related to the COVID-19 pandemic. In the third quarter of 2021, we resumed originating such loans. Prepaid and debit card and related fees increased $189,000, or 0.3%, to $74.7 million for 2021 from $74.5 million for 2020. The increase reflected higher transaction volume. Those fees in 2021 were impacted by an affinity client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. Automated Clearing House (“ACH”), card and other payment processing fees increased $425,000, or 6.0%, to $7.5 million for 2021 compared to $7.1 million for 2020, reflecting increased rapid funds transfer volume. Leasing related income increased $3.2 million, or 96.0%, to $6.5 million for 2021 from $3.3 million for 2020. The increase reflected the impact of the reopening of vehicle auctions after COVID-19 pandemic shutdowns, and higher vehicle market prices due to vehicle shortages. Other non-interest income decreased $2.4 million, or 66.6%, to $1.2 million in 2021 from $3.7 million in 2020, which had included the recovery of certain fees which had previously been written off.

Non-Interest Income: 2020 compared to 2019. Non-interest income was $84.6 million for 2020 compared to $104.1 million for 2019. The $19.5 million, or 18.7%, reduction resulted primarily from the $27.9 million change in net realized and unrealized gains (losses) on commercial loans previously originated for sale or securitization which was partially offset by an increase in prepaid and debit card and related fees. Prepaid and debit card and related fees increased $9.3 million, or 14.3%, to $74.5 million for 2020 from $65.1 million for 2019. The increase reflected higher transactional volume including increases from new relationships. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. Automated Clearing House (“ACH”), card and other payment processing fees decreased $2.3 million, or 24.3%, to $7.1 million for 2020 compared to $9.4 million for 2019. The decrease reflected the exit of higher risk ACH customers and the exit of a relationship with an ownership change. Net realized and unrealized gains (losses) on commercial loans previously originated for sale reflected a loss of $3.9 million in 2020 resulting primarily from the impact of the Covid-19 pandemic, compared to a gain of $24.1 million in the prior year. In 2019 the vast majority of the $24.1 million gain was realized upon the closing of two securitizations, while the $3.9 million 2020 loss resulted from fair value adjustments to our portfolio of commercial loans held at fair value, including losses on related hedges. Total fair value adjustments related to the previously securitized loans now held on the balance sheet were $5.6 million, but were partially offset by $1.7 million of exit fees on loan payoffs in that portfolio. We are planning to hold the loans which were originated for securitizations in our portfolio and are not currently planning any further securitizations. Leasing related income was comparable, increasing $51,000, or 1.6%, to $3.3 million for 2020 from $3.2 million for 2019. Other non-interest income increased $1.4 million, or 60.2%, to $3.7 million in 2020 from $2.3 million in 2019. The increase reflected the recovery of certain prepaid fees which were written off in prior years and other legal settlements.

Non-Interest Expense: 2021 compared to 2020. Total non-interest expense in 2021 was $168.4 million, an increase of $3.5 million, or 2.1%, from the $164.8 million in 2020. Salaries and employee benefits expense increased to $106.0 million, an increase of $4.3 million, or 4.2%, from $101.7 million for 2020. Higher salary expense in 2021 reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $299,000, or 9.3%, to $2.9 million in 2021 from $3.2 million in 2020 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $525,000, or 9.5%, to $5.0 million in 2021 from $5.5 million in 2020, reflecting a reduction in leased space and a relocation to lower cost space. Data processing expense decreased $48,000, or 1.0%, to $4.7 million in 2021 from $4.7 million in 2020. Printing and supplies decreased $143,000, or 27.8%, to $371,000 in 2021 from $514,000 in 2020, reflecting fewer paper based accounts and processes. Audit expense increased $408,000, or 38.5%, to $1.5 million in 2021 from $1.1 million in 2020, reflecting an increase in rates. Legal expense increased $1.7 million, or 33.2%, to $6.8 million for 2021 from $5.1 million in 2020, reflecting increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note O to the consolidated financial statements. Amortization of intangible assets decreased $158,000, or 28.4%, to $398,000 for 2021 from $556,000 for 2020. The decrease represented the full amortization in 2020 of software rights acquired in 2012. FDIC insurance expense decreased $4.2 million, or 43.0%, to $5.6 million for 2021 from $9.8 million in 2020, primarily due to a reduction in the Bank’s assessment rate. The reduction in rate primarily reflected the cumulative impact of the reclassification of certain of our deposits from brokered to non-brokered. Prior to the insurance rate reduction in the second half of 2021 to less than 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points in 2022. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced insurance rates will continue. Software expense increased $1.6 million, or 11.6%, to $15.7 million in 2021 from $14.0 million in 2020 which reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity and upgrades for SBA loan processing. Insurance expense increased $1.1 million, or 38.3%, to $3.9 million in 2021 from $2.8 million in 2020, reflecting higher rates. Telecom and IT network communications expense decreased $54,000, or 3.3%, to $1.6 million in 2021 from $1.6 million in 2020. Consulting expense increased $65,000, or 4.8%, to $1.4 million in 2021 from $1.4 million in 2020. Other non-interest expense decreased $198,000, or 1.6%, to $12.5 million in 2021 from $12.7 million in 2020. The $198,000 decrease reflected a $156,000 reduction in travel expenses.

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

Income Tax Benefit and Expense

Income tax expense for continuing operations was $33.7 million, $27.7 million and $21.2 million, respectively, for 2021, 2020 and 2019. The effective tax rate of 23.4% in 2021 compared to 25.6% in 2020 and 29.3% in 2019. The lower effective rate in 2021 reflected the impact of tax benefits related to stock-based compensation resulting from the increase in the Company’s stock price. The difference between those rates and the federal statutory rate of 21% also reflected the impact of state income taxes. The higher rate in 2019 resulted primarily from the non-deductibility of $8.9 million of civil money penalties in that year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the foreseeable future. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $208.1 million for the fourth quarter of 2021, compared to the prior year fourth quarter average of $193.6 million.

Our primary source of funding has been deposits. Average deposits in 2021 increased by $514.1 million, or 9.8%, to $5.75 billion compared to the prior year. Balances in both years reflected the temporary impact of government stimulus payments and growth in other debit and prepaid card account balances, partially offset in 2021 by the impact of a client relationship transitioning to its own bank. Average savings and money market account balances increased $136.5 million between those periods, reflecting growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of 2021 deposit growth resulted from economic stimulus payments related to the pandemic, and was temporary. Average quarterly deposits peaked in the second quarter of 2021, at $6.26 billion, and decreased to $5.31 billion in the fourth quarter. We believe that the majority of stimulus payment related deposits have exited, and do not expect comparable reductions going forward. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $953.7 million at December 31, 2021 compared to $1.21 billion at December 31, 2020. In excess of $400 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our Federal Home Loan Bank (“FHLB”) line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2021. As a result, at December 31, 2021 outstanding loans amounted to $3.75 billion, compared to $2.65 billion at the prior year end, an increase of $1.09 billion, which was partially funded by deposits, and prepayments on securities and commercial loans, at fair value. Commercial loans, at fair value decreased to $1.33 billion from $1.81 billion between those respective dates, a decrease of $484.0 million, which also provided funding for other loan categories. In 2019 and previous years, commercial loans, at fair value were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. After we suspended originating such loans after first quarter 2020, we resumed originating non-SBA CRE loans in the third quarter of 2021. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are generated by third parties and were, prior to June 30, 2021, classified as brokered by the FDIC. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which resulted in the majority of our deposits being reclassified from brokered to non-brokered. Certain accounts currently remain classified as brokered and require applications to the FDIC for reclassification. As of December 31, 2021, approximately $2.04 billion of our total deposit accounts of $5.98 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts, should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Stability, lower cost compared to certain other funding sources and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2021. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of December 31, 2021, we had a line of credit with the Federal Reserve which approximated $1 billion, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent remaining collateral value exceeds advances. Additionally, we have pledged in excess of $1 billion of multi-family apartment loans to the FHLB, with in excess of $1 billion of availability on our line of credit, which we can access at any time. As noted previously, that line may be increased by $400 million by pledging our U.S. government agency securities. As of December 31, 2021, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve, which, with the $400 million of U.S. government agency securities, represent our most readily accessible liquidity sources. We actively monitor our positions and contingent funding sources daily. As discussed later in this section, in 2020, we issued $100 million in senior notes, providing additional liquidity to our holding company.

Included in our cash and cash-equivalents at December 31, 2021, were $596.4 million of interest-earning deposits, which primarily consisted of deposits with the Federal Reserve. These amounts may vary on a daily basis.

In 2021, $492.3 million of securities sales and repayments exceeded purchases of $259.1 million. In 2020, $233.8 million of securities sales and repayments exceeded purchases of $34.7 million. In 2019, $173.9 million of securities sales and repayments exceeded purchases of $157.5 million. As shown in the consolidated statements of cash flows, cash required to fund loans was $1.10 billion in 2021, $836.2 million in 2020 and $322.6 million in 2019.

At December 31, 2021, we had outstanding commitments to fund loans, including unused lines of credit, of $2.15 billion, the vast majority of which are SBLOC lines of credit which are variable rate. We attempt to increase such line usage; however, usage percentages have been historically consistent and the majority of these lines of credit have historically not been drawn. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. Accordingly, the funding requirements for such commitments occur on a measured basis over time and are expected to be funded by deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consist principally of cash needed to make required interest payments on our trust preferred securities and senior debt, while our liquidity consists primarily of dividends from the Bank to the holding company. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of December 31, 2021, we had cash reserves of approximately $68.4 million at the holding company. The semi-annual interest payments on the $100.0 million of senior debt are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $118,000 based on a floating rate of 3.25% over LIBOR. The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized.” The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. Tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2021, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2020
The Bancorp, Inc.	9.20%	14.43%	14.84%	14.43%
The Bancorp Bank	9.11%	14.27%	14.68%	14.27%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. Our largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of rate increases, interest earning assets tend to adjust more fully to rate increases at contractual pricing intervals which may be monthly or up to several years. Most of our loans and securities reprice monthly or quarterly, although some reprice over longer periods. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Based upon our December 31, 2021 balance sheet modeling, a cumulative increase of 150 basis points in Federal Reserve rate increases might be required to increase net interest income.

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of our interest-earning assets, other than those with short-term maturities. We do not own any trading assets. We used hedging transactions only for fixed rate commercial loans previously originated for sale into secondary securities markets. We no longer originate loans for sale or securitization and no longer engage in new hedging transactions.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2021. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The largest segment of loans at their interest rate floors are included in commercial loans, at fair value and totaled approximately $1.13 billion at December 31, 2021. Additionally, most of the $788 million of the IBLOC loans at December 31, 2021 were at their floors. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. While the estimated repricing table below shows a positive gap, interest rate increases of up to 150 basis points might be required to increase net interest income, as a result of the impact of interest rate floors.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,211,653	$9,402	$28,372	$12,891	$64,518
Loans, net of deferred loan fees and costs	2,835,045	78,795	246,493	356,088	230,803
Investment securities	503,803	57,827	161,147	140,024	90,908
Interest earning deposits	596,402	—	—	—	—
Total interest earning assets	5,146,903	146,024	436,012	509,003	386,229

Interest-bearing liabilities:
Demand and interest checking	3,636,595	52,978	52,978	—	—
Savings and money market	103,887	207,773	103,886	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	98,682	—
Total interest-bearing liabilities	3,753,925	260,751	156,864	98,682	—
Gap	$1,392,978	$(114,727)	$279,148	$410,321	$386,229
Cumulative gap	$1,392,978	$1,278,251	$1,557,399	$1,967,720	$2,353,949
Gap to assets ratio	20%	(2)%	4%	6%	6%
Cumulative gap to assets ratio	20%	18%	22%	28%	34%

The method used to analyze interest rate sensitivity in this table has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations. Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of the aforementioned loans which are at their interest rate floors, interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the potential impact of interest rate changes and the behavioral response of the consolidated balance sheet to those changes. Market Value of Portfolio Equity (“MVPE”) represents the modeled fair value of the net present portfolio value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at December 31, 2021, with the exception of the decrease of 200 basis points in the net interest income scenario, which is discussed in the note below*. While our modeling suggests an increase in market rates of 200 basis points will have a positive impact on margin (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at		Net interest income
	December 31, 2021		December 31, 2021
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$1,036,007	4.45%	$223,812	3.72%
+100 basis points	1,012,795	2.11%	213,984	(0.83)%
Flat rate	991,876	—	215,783	—
-100 basis points	893,848	(9.88)%	198,295	(8.10)%
-200 basis points	810,652	(18.27)%	178,325	(17.36)%

*The target Federal Funds rate at December 31, 2021 was .25%. As such, scenarios calculating Present Value of Equity and Net Interest Income at rate declines of greater than 100 basis points assume negative interest rates. With the Federal Funds rate near zero percent, such scenarios, while included here, are less reliable than higher rate scenarios.

If we should experience a mismatch in our desired gap ranges, or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such a mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities.

Historically, we have used variable rate loans as the principal means of limiting interest rate risk. The Bank’s SBLOC, IBLOC and SBA loans are primarily variable rate as are the vast majority of commercial loans, at fair value and REBL. At year-end 2021, loans at their rate floors were comprised primarily of $1.13 billion of commercial loans, at fair value and most of the $788 million of the IBLOC loans. The weighted average rate floors for the commercial loans, at fair value, was approximately 4.8%. As noted previously, rate increases of 150 basis points might be required before the impact of these floors are exceeded and increases in net interest income are realized. Model projections for down rate scenarios indicate reductions in net interest income. However, these down rate projections would require negative interest rate assumptions which we believe are significantly less reliable than higher rate assumptions. We continue to evaluate market conditions and may change our current interest rate strategy in response to changes in those conditions.

Financial Condition

General. Our total assets at December 31, 2021 were $6.84 billion, of which our total loans and commercial loans, at fair value from continuing operations were $5.08 billion and investment securities available-for-sale were $953.7 million. At December 31, 2020, our total assets were $6.28 billion, of which our total loans and commercial loans, at fair value from continuing operations were $4.46 billion and investment securities available-for-sale were $1.21 billion. The increase in total assets at December 31, 2021 reflected increases in loans including increases in SBLOC and IBLOC, apartment building loans, leasing, investment advisor financing and SBA loans, net of the impact of the repayment of short-term PPP loans.

Interest-earning Deposits and Federal Funds Sold. At December 31, 2021, we had a total of $596.4 million of interest-earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2020, we had $339.5 million of such balances. The increase reflected net deposit inflows which vary on a daily basis.

Investment Portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities available-for-sale decreased to $953.7 million on December 31, 2021, a decrease of $252.5 million, or 20.9%, from a year earlier. The decrease reflected prepayments on higher rate securities as a result of the lower rate environment.

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

Under the accounting guidance related to current expected credit loss (“CECL”), changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit losses in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the years ended December 31, 2021 and 2020, we recognized no credit-related losses on our portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2021 and 2020, our investments were all categorized as available-for-sale (in thousands).

	December 31, 2021
	Amortized	Fair
	cost	value
U.S. Government agency securities	$36,182	$37,302
Asset-backed securities	360,332	360,418
Tax-exempt obligations of states and political subdivisions	3,559	3,731
Taxable obligations of states and political subdivisions	45,984	48,406
Residential mortgage-backed securities	179,778	184,301
Collateralized mortgage obligation securities	60,778	61,861
Commercial mortgage-backed securities	248,599	251,076
Corporate debt securities	10,000	6,614
	$945,212	$953,709

	December 31, 2020
	Amortized	Fair
	cost	value
U.S. Government agency securities	$44,960	$47,197
Asset-backed securities	238,678	238,361
Tax-exempt obligations of states and political subdivisions	4,042	4,290
Taxable obligations of states and political subdivisions	47,884	52,064
Residential mortgage-backed securities	256,914	266,583
Collateralized mortgage obligation securities	145,260	148,530
Commercial mortgage-backed securities	359,125	367,280
Corporate debt securities	85,043	81,859
	$1,181,906	$1,206,164

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million at December 31, 2021 and $1.4 million at December 31, 2020. FHLB stock purchases are required in order to borrow from the FHLB. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

In 2020 we began pledging loans against our line of credit at the FHLB and had no securities pledged against that line as of December 31, 2021 and December 31, 2020. At December 31, 2021 and December 31, 2020, no investment securities were encumbered through pledging or otherwise.

Of the six securities we own resulting from our securitizations all have been repaid except those from CRE-2 and CRE-6. Payments on CRE-6 are on schedule. As of December 31, 2021 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 41% excess credit support; thus, losses of 41% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting four of the remaining five loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $78.8 million, which is net of $3.1 million due to the servicer. The remaining principal to be repaid on all securities is approximately $76.1 million and, as noted, our security is scheduled to be repaid prior to 41% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 41% credit support.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2021 (in thousands):

	After		After
	one to		five to		Over
	five	Average	ten	Average	ten	Average
Available-for-sale	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$4,936	2.25%	$18,619	2.76%	$13,747	2.31%	$37,302
Asset-backed securities	6,384	1.57%	139,471	1.52%	214,563	1.69%	360,418
Tax-exempt obligations of states and political subdivisions *	3,731	2.77%	—	—	—	—	3,731
Taxable obligations of states and political subdivisions	40,746	3.19%	7,660	4.11%	—	—	48,406
Residential mortgage-backed securities	43,671	2.45%	19,022	3.01%	121,608	1.67%	184,301
Collateralized mortgage obligation securities	—	—	9,008	2.27%	52,853	2.03%	61,861
Commercial mortgage-backed securities	72,167	2.61%	31,727	0.93%	147,182	2.99%	251,076
Corporate debt securities	—	—	—	—	6,614	3.05%	6,614
Total	$171,635		$225,507		$556,567		$953,709
Weighted average yield		2.66%		1.79%		2.09%

* If adjusted to their taxable equivalents, yields would approximate 3.51% for one to five years at a Federal tax rate of 21%.

Commercial Loans, at Fair Value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $1.33 billion at December 31, 2021 from $1.81 billion at December 31, 2020. The decrease resulted from loan prepayments and payoffs. In the third quarter of 2021 we resumed originating non-SBA CRE loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. See the table below prefaced by the introduction: “Commercial real estate loans, excluding SBA loans…”.

Loan Portfolio. We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function. SBLOC, IBLOC and other consumer loans, investment advisor financing, small business loans (“SBL”), leases and real estate bridge lending each have their own loan committee. The Chief Executive Officer and Chief Credit Officer serve on all loan committees. Each committee also includes lenders from that particular type of specialty lending. The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy. Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we have purchased lease pools and may purchase other individual loans. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution. The following table summarizes our loan portfolio, excluding loans at fair value, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017

SBL non-real estate	$147,722	$255,318	$84,579	$76,340	$70,379
SBL commercial mortgage	361,171	300,817	218,110	165,406	142,086
SBL construction	27,199	20,273	45,310	21,636	16,740
Small business loans	536,092	576,408	347,999	263,382	229,205
Direct lease financing	531,012	462,182	434,460	394,770	375,890
SBLOC / IBLOC *	1,929,581	1,550,086	1,024,420	785,303	730,462
Advisor financing **	115,770	48,282	—	—	—
Real estate bridge lending	621,702	—	—	—	—
Other loans***	5,014	6,426	7,609	48,138	44,853
	3,739,171	2,643,384	1,814,488	1,491,593	1,380,410
Unamortized loan fees and costs	8,053	8,939	9,757	10,383	10,048
Total loans, net of unamortized loan fees and costs	$3,747,224	$2,652,323	$1,824,245	$1,501,976	$1,390,458

The following table shows SBL loans and SBL loans held at fair value for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017

SBL loans, including costs net of deferred fees of $5,345 and $1,536 for December 31, 2021 and December 31, 2020, respectively	$541,437	$577,944	$352,214	$270,860	$236,724
SBL loans included in commercial loans, at fair value	199,585	243,562	220,358	199,977	165,177
Total small business loans ****	$741,022	$821,506	$572,572	$470,837	$401,901

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At December 31, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $788.3 million and $437.2 million.

** In 2020, we began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $322,000 and $663,000 at December 31, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of certain SBA loans at the dates indicated (in thousands). A reduction in SBL non-real estate from $171.8 million to $147.7 million in the fourth quarter of 2021 resulted from U.S. government repayments of $26.5 million of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $44.8 million at December 31, 2021 and $165.7 million at December 31, 2020, respectively.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of December 31, 2021 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$371,484
Paycheck Protection Program loans (PPP) (a)	44,800
Commercial mortgage SBA (b)	183,290
Construction SBA (c)	16,624
Non-guaranteed portion of U.S. government guaranteed loans (d)	99,514
Non-SBA small business loans (e)	17,071
Total principal	732,783
Unamortized fees and costs	8,239
Total small business loans	$741,022

(a)This is the portion of SBA 7a loans (7a) and PPP which have been guaranteed by the U.S. government, and therefore is assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan to value percentages (LTV), generally 50-60%, to which the Bank adheres.

(c)Of the $16.6 million in Construction SBA loans, $13.0 million are 504 first mortgages with an origination date LTV of 50-60% and $3.6 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $99.5 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $17.1 million of non-SBA loans is comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators, are considered seasoned and have performed as agreed.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of December 31, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels and motels	$64,784	$4,471	$21	$69,276	22%
Full-service restaurants	12,912	1,879	2,822	17,613	6%
Child day care services	14,164	—	983	15,147	5%
Outpatient mental health and substance abuse centers	14,451	—	—	14,451	5%
Baked goods stores	4,382	—	8,732	13,114	4%
Lessors of nonresidential buildings	11,262	—	—	11,262	4%
Car washes	10,014	—	123	10,137	3%
Offices of lawyers	9,373	—	—	9,373	3%
Funeral homes and funeral services	8,456	—	—	8,456	3%
All other amusement and recreation industries	6,639	—	1,080	7,719	2%
General warehousing and storage	7,102	—	—	7,102	2%
Fitness and recreational sports centers	459	4,507	1,537	6,503	2%
Assisted living facilities for the elderly	6,387	—	—	6,387	2%
Limited-service restaurants	1,047	1,575	3,114	5,736	1%
Gasoline stations with convenience stores	4,398	—	—	4,398	1%
Other technical and trade schools	44	3,550	—	3,594	1%
Offices of dentists	3,488	—	104	3,592	1%
Other warehousing and storage	3,222	—	—	3,222	1%
All other miscellaneous wood product manufacturing	3,004	—	—	3,004	1%
Plumbing, heating, and air-conditioning contractors	2,912	—	87	2,999	1%
Other performing arts companies	2,775	—	—	2,775	1%
Offices of physicians	2,743	—	10	2,753	1%
Lessors of other real estate property	2,441	—	—	2,441	1%
All other miscellaneous general purpose machinery manufacturing	2,432	—	—	2,432	1%
Landscaping services	826	—	1,457	2,283	1%
Sewing, needlework, and piece goods stores	2,323	—	—	2,323	1%
Automotive body, paint, and interior repair and maintenance	1,729	—	563	2,292	1%
Pet care (except veterinary) services	1,898	—	350	2,248	1%
Amusement arcades	2,226	—	—	2,226	1%
Caterers	2,105	—	108	2,213	1%
Offices of real estate agents and brokers	2,156	—	—	2,156	1%
Other**	41,221	642	25,409	67,272	19%
Total	$253,375	$16,624	$46,500	$316,499	100%

* Of the SBL commercial mortgage and SBL construction loans, $65.2 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of December 31, 2021 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$59,338	$—	$5,939	$65,277	$21%
California	42,043	1,879	3,683	47,605	15%
North Carolina	23,782	5,127	3,290	32,199	10%
Pennsylvania	26,605	—	2,644	29,249	9%
New York	13,677	5,111	2,950	21,738	7%
Illinois	16,053	—	2,444	18,497	6%
Texas	11,988	—	3,715	15,703	5%
New Jersey	6,219	—	6,579	12,798	4%
Virginia	9,264	—	1,650	10,914	3%
Tennessee	9,779	—	387	10,166	3%
Colorado	3,207	4,507	1,471	9,185	3%
Michigan	4,145	—	810	4,955	2%
Georgia	3,091	—	1,354	4,445	1%
Ohio	2,662	—	563	3,225	1%
Washington	2,786	—	185	2,971	1%
Other States	18,736	—	8,836	27,572	9%
Total	$253,375	$16,624	$46,500	$316,499	$100%

* Of the SBL commercial mortgage and SBL construction loans, $65.2 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of December 31, 2021 (in thousands):

Type*	State	SBL commercial mortgage*
Mental health and substance abuse center	Florida	$10,189
Hotel	Florida	8,728
Lawyer’s office	California	8,639
General warehousing and storage	Pennsylvania	7,102
Hotel	North Carolina	5,774
Assisted living facility	Florida	5,178
Hotel	New York	5,110
Hotel	North Carolina	4,727
Mental health and substance abuse center	Pennsylvania	4,262
Hotel	Pennsylvania	4,171
Total		$63,880

* All of the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value and are in the commercial mortgage category. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, excluding SBA loans, are as follows including LTV at origination as of December 31, 2021 (dollars in thousands).

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge lending (multi-family apartments)*	57	$621,702	74%	3.99%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartments)*	86	$988,525	76%	4.74%
Hospitality (hotels and lodging)	9	68,556	65%	5.68%
Retail	6	60,753	71%	4.33%
Other	7	13,781	73%	5.12%
	108	1,131,615	75%	4.78%
Fair value adjustment		(4,365)
Total non-SBA commercial real estate loans, at fair value		1,127,250
Total commercial real estate loans		$1,748,952	75%	4.51%

*In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, excluding SBA loans, by state as of December 31, 2021 (in thousands):

	Balance	Origination date LTV
Texas	$606,639	76%
Georgia	168,569	75%
Ohio	110,738	72%
Alabama	89,834	74%
Florida	76,363	74%
Arizona	65,857	74%
Tennessee	64,172	66%
Other States each <$55 million	566,780	73%
Total	$1,748,952	74%

The following table summarizes our 15 largest commercial real estate loans, excluding SBA loans, as of December 31, 2021 (in thousands). All these loans are multi-family apartment loans.

	Balance	Origination date LTV
Texas	$39,344	79%
Texas	37,282	75%
Texas	36,780	80%
Tennessee	30,361	62%
Missouri	30,000	72%
Texas	29,962	75%
Mississippi	28,853	79%
Texas	28,500	77%
North Carolina	27,969	77%
Texas	27,480	77%
New Jersey	26,800	77%
Oklahoma	26,800	78%
Ohio	26,080	74%
Texas	25,850	77%
Ohio	22,240	75%
15 Largest loans	$444,301	76%

The following table summarizes our institutional banking portfolio by type as of December 31, 2021 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,141,316	56%
Insurance backed lines of credit (IBLOC)	788,265	39%
Advisor financing	115,770	5%
Total	$2,045,351	100%

For SBLOC, we generally lend up to 50% of the value of equities and 80% for investment grade securities. While equities have fallen in excess of 30% in recent periods, the reduction in collateral value of brokerage accounts collateralizing SBLOCs generally was less, for two reasons. First, many collateral accounts are “balanced” and accordingly, have a component of debt securities, which did not necessarily decrease in value as much as equities, or in some cases may have increased in value. Secondly, many of these accounts have the benefit of professional investment advisors who provided some protection against market downturns, through diversification and other means. Additionally, borrowers often utilize only a portion of collateral value, which lowers the percentage of principal to the market value of collateral.

The following table summarizes our top 10 SBLOC loans as of December 31, 2021 (in thousands):

	Principal amount	% Principal to collateral
	$17,506	37%
	14,428	25%
	9,465	31%
	9,099	56%
	9,034	35%
	8,399	70%
	7,907	65%
	6,792	13%
	6,690	44%
	6,096	32%
Total and weighted average	$95,416	40%

IBLOC loans are backed by the cash value of eligible life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, eight insurance companies have been approved and, as of January 26, 2022 all were rated Excellent (A or better) by AM BEST based upon the most recent available ratings as of that date.

The following table summarizes our direct lease financing portfolio* by type as of December 31, 2021 (in thousands):

	Principal balance	% Total
Construction	$99,634	19%
Government agencies and public institutions**	78,181	15%
Waste management and remediation services	61,963	12%
Real estate and rental and leasing	54,229	10%
Retail trade	46,076	9%
Wholesale purchase	39,385	7%
Health care and social assistance	29,896	5%
Transportation and warehousing	27,536	5%
Professional, scientific, and technical services	19,103	4%
Wholesale trade	16,233	3%
Manufacturing	15,624	3%
Educational services	8,237	2%
Other	34,915	6%
Total	$531,012	100%

* Of the total $531.0 million of direct lease financing, $474.9 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of December 31, 2021 (in thousands):

	Principal balance	% Total
Florida	$91,599	17%
California	49,414	9%
Utah	42,186	8%
New Jersey	40,375	8%
Pennsylvania	34,242	6%
New York	32,230	6%
North Carolina	24,133	5%
Maryland	23,948	5%
Texas	19,822	4%
Connecticut	15,657	3%
Washington	14,594	3%
Georgia	12,334	2%
Idaho	10,540	2%
Alabama	9,893	2%
Tennessee	9,233	2%
Other States	100,812	18%
Total	$531,012	100%

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2021
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$10,164	$64,466	$73,092	$147,722
SBL commercial mortgage	11,187	2,882	347,102	361,171
SBL construction	3,272	—	23,927	27,199
Real estate bridge lending	—	621,702	—	621,702
	$24,623	$689,050	$444,121	$1,157,794

Loans at fixed rates		$44,800	$—	$44,800
Loans at variable rates		644,250	444,121	1,088,371
Total		$689,050	$444,121	$1,133,171

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

The following table presents delinquencies by type of loan for December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge lending	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other loans	—	—	—	301	301	6,125	6,426
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

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

The following table presents an allocation of the allowance for credit losses among the types of loans or leases in our portfolio at December 31, 2021, 2020, 2019, 2018 and 2017 (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,415	3.95%	$5,060	9.66%	$4,985	4.66%
SBL commercial mortgage	2,952	9.66%	3,315	11.38%	1,472	12.02%
SBL construction	432	0.73%	328	0.77%	432	2.50%
Direct lease financing	5,817	14.20%	6,043	17.48%	2,426	23.94%
SBLOC / IBLOC	964	51.60%	775	58.64%	553	56.46%
Advisor financing	868	3.10%	362	1.83%	—	—
Real estate bridge lending	1,181	16.63%	—	—	—	—
Other loans	177	0.13%	199	0.24%	52	0.42%
Unallocated	—	—	—	—	318	—
	$17,806	100.00%	$16,082	100.00%	$10,238	100.00%

	December 31, 2018		December 31, 2017
	.
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$4,636	5.11%	$3,145	5.15%
SBL commercial mortgage	941	11.07%	1,120	10.27%
SBL construction	250	1.45%	136	1.21%
Direct lease financing	2,025	26.60%	1,495	27.33%
SBLOC	393	52.55%	365	52.80%
Other loans	168	3.22%	638	3.24%
Unallocated	240	—	197	—
	$8,653	100.00%	$7,096	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$52	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	(31)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$199	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$199	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$6,426	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$5,869	$8,939	$2,639,568

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning balance 1/1/2019	$4,636	$941	$250	$2,025	$393	$—	$168	$240	$8,653
Charge-offs	(1,362)	—	—	(528)	—	—	(1,103)	—	(2,993)
Recoveries	125	—	—	51	—	—	2	—	178
Provision (credit)	1,586	531	182	878	160	—	985	78	4,400
Ending balance	$4,985	$1,472	$432	$2,426	$553	$—	$52	$318	$10,238

Ending balance: Individually evaluated for impairment	$2,961	$136	$36	$—	$—	$—	$9	$—	$3,142

Ending balance: Collectively evaluated for impairment	$2,024	$1,336	$396	$2,426	$553	$—	$43	$318	$7,096

Loans:
Ending balance**	$84,579	$218,110	$45,310	$434,460	$1,024,420	$—	$7,609	$9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$4,139	$1,047	$711	$286	$—	$—	$610	$—	$6,793

Ending balance: Collectively evaluated for impairment	$80,440	$217,063	$44,599	$434,174	$1,024,420	$—	$6,999	$9,757	$1,817,452

	December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning balance 1/1/2018	$3,145	$1,120	$136	$1,495	$365	$—	$638	$197	$7,096
Charge-offs	(1,348)	(157)	—	(637)	—	—	(21)	—	(2,163)
Recoveries	57	13	—	64	—	—	1	—	135
Provision (credit)	2,782	(35)	114	1,103	28	—	(450)	43	3,585
Ending balance	$4,636	$941	$250	$2,025	$393	$—	$168	$240	$8,653

Ending balance: Individually evaluated for impairment	$2,806	$71	$—	$145	$—	$—	$17	$—	$3,039

Ending balance: Collectively evaluated for impairment	$1,830	$870	$250	$1,880	$393	$—	$151	$240	$5,614

Loans:
Ending balance**	$76,340	$165,406	$21,636	$394,770	$785,303	$—	$48,138	$10,383	$1,501,976

Ending balance: Individually evaluated for impairment	$3,716	$458	$—	$871	$—	$—	$1,741	$—	$6,786

Ending balance: Collectively evaluated for impairment	$72,624	$164,948	$21,636	$393,899	$785,303	$—	$46,397	$10,383	$1,495,190

	December 31, 2017
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning balance 1/1/2017	$1,976	$737	$76	$1,994	$315	$—	$1,007	$227	$6,332
Charge-offs	(1,171)	—	—	(927)	—	—	(109)	—	(2,207)
Recoveries	19	—	—	8	—	—	24	—	51
Provision (credit)	2,321	383	60	420	50	—	(284)	(30)	2,920
Ending balance	$3,145	$1,120	$136	$1,495	$365	$—	$638	$197	$7,096

Ending balance: Individually evaluated for impairment	$1,689	$225	$—	$—	$—	$—	$—	$—	$1,914

Ending balance: Collectively evaluated for impairment	$1,456	$895	$136	$1,495	$365	$—	$638	$197	$5,182

Loans:
Ending balance**	$70,379	$142,086	$16,740	$375,890	$730,462	$—	$44,853	$10,048	$1,390,458

Ending balance: Individually evaluated for impairment	$2,858	$693	$—	$229	$—	$—	$1,695	$—	$5,475

Ending balance: Collectively evaluated for impairment	$67,521	$141,393	$16,740	$375,661	$730,462	$—	$43,158	$10,048	$1,384,983

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments of $597,000 and $225,000 for the years ended December 31, 2021 and 2020, respectively.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2021	2020
Ratio of:
Allowance for credit losses to total loans (1)	0.48%	0.61%
Allowance for credit losses to non-performing loans*	491.61%	126.39%
Non-performing loans to total loans*	0.10%	0.48%
Non-performing assets to total assets*	0.08%	0.20%
Net charge-offs to average loans	0.03%	0.07%

* Includes loans 90 days past due still accruing interest.

(1) Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance for credit losses to total loans in its internal analysis. Accordingly, the adjusted non-GAAP ratio used in such internal analysis is .93% at December 31, 2021. A reconciliation of the GAAP ratio of .48% to the non-GAAP ratio of .93% at that date is as follows in thousands. The total GAAP allowance for credit losses of $17,806 is reduced by the SBLOC and IBLOC allowance of $964 and that result is divided into total GAAP loans of $3,747,224 less SBLOC and IBLOC loans of $1,929,581.

The ratio of the allowance for credit losses to total loans decreased to 0.48% at December 31, 2021 compared to 0.61% at December 31, 2020. While the loan portfolio increased which reduced the ratio, the largest component of that growth was in IBLOC, collateralized by the cash value of life insurance, which has experienced nominal losses and which requires minimal allowance coverage in our CECL model. Additionally, the amount of non-performing loans and reserves thereon decreased. The ratio of the allowance for credit losses to non-performing loans increased to 491.61% at December 31, 2021 from 126.39% over the prior year end, reflecting the decrease in non-performing SBL loans, comprised primarily of the unguaranteed portion of SBA loans, including SBA 504 commercial mortgages. That decrease was also reflected in the lower ratio of non-performing assets to total assets which decreased to 0.08% from 0.20%. The ratio of net charge-offs to average loans decreased to 0.03% for 2021 compared to 0.07% for the prior year, reflecting a home equity loan recovery in 2021 versus higher direct lease financing and SBL non-real estate charge-offs in 2020.

Net Charge-Offs. Net charge-offs were $789,000 in 2021, a decrease of $2.1 million from net charge-offs of $2.9 million in 2020. Net charge-offs were $2.8 million in 2019. The decrease in net charge-offs in 2021 reflected a $1.1 million recovery on a home equity loan and decreases in direct lease financing and non real estate SBL charge-offs. SBL charge-offs during these periods resulted primarily from the non-government guaranteed portion of SBA 7a loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$1,138	$417	$—	$412	$15	$—	$—	$24
Recoveries	51	9	—	58	—	—	—	1,099
Net charge-offs/(recoveries)	$1,087	$408	$—	$354	$15	$—	$—	$(1,075)

Average loan balance	$221,858	$338,552	$21,955	$499,600	$1,733,235	$75,261	$150,080	$5,730
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.49%	0.12%	—	0.07%	—	—	—	(18.76)%

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans
Charge-offs	$1,350	$—	$—	$2,243	$—	$—	$—
Recoveries	103	—	—	570	—	—	—
Net charge-offs	$1,247	$—	$—	$1,673	$—	$—	$—

Average loan balance	$202,405	$256,286	$34,954	$439,158	$1,289,308	$18,082	$6,696
Ratio of net charge-offs during the period to average loans during the period	0.62%	—	—	0.38%	—	—	—

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a material reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. We had $1.5 million of other real estate owned (“OREO”) at December 31, 2021 and no OREO at December 31, 2020 in continuing operations. The following tables summarize our non-performing loans, OREO and our loans past due 90 days or more still accruing interest.

	December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,313	$3,159	$3,693	$2,590	$1,889
SBL commercial mortgage	812	7,305	1,047	458	693
SBL construction	710	711	711	—	—
Direct leasing	254	751	—	—	—
Consumer - home equity	72	301	345	1,468	1,414
Consumer - other	—	—	—	—	—
Total non-accrual loans	3,161	12,227	5,796	4,516	3,996

Loans past due 90 days or more and still accruing	461	497	3,264	954	227
Total non-performing loans	3,622	12,724	9,060	5,470	4,223
Other real estate owned	1,530	—	—	—	450
Total non-performing assets	$5,152	$12,724	$9,060	$5,470	$4,673

The loans that were modified for the years ended December 31, 2021 and 2020 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	9	$1,231	$1,231	8	$911	$911
Direct lease financing	—	—	—	1	251	251
Consumer - home equity	1	248	248	2	469	469
Total(1)	10	$1,479	$1,479	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $656,000 and $1.1 million at December 31, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,231	$—	$16	$895
Direct lease financing	—	—	—	—	251	—
Consumer - home equity	—	—	248	—	—	469
Total(1)	$—	$—	$1,479	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $656,000 and $1.1 million at December 31, 2021 and December 31, 2020, respectively.

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

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of December 31, 2021.

The following table summarizes loans that were restructured within the 12 months ended December 31, 2021 that have subsequently defaulted (in thousands).

	December 31, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The following table provides information about loans individually evaluated for credit loss at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

We had $3.2 million of non-accrual loans at December 31, 2021, compared to $12.2 million of non-accrual loans at December 31, 2020. The $9.1 million decrease reflected $2.8 million of loans placed on non-accrual status partially offset by $10.1 million of loan payments and $1.8 million of charge-offs. Loans past due 90 days or more still accruing interest amounted to $461,000 and $497,000 at December 31, 2021 and December 31, 2020, respectively. The $36,000 decrease reflected $2.1 million of additions, $2.1 million of loan payments and $67,000 of loans moved to non-accrual. We had no OREO at December 31, 2020 in continuing operations. During 2021, a total of $2.1 million of OREO resulted from the dissolution of the Walnut Street investment as described under “Investment in Unconsolidated Entity,” below. A subsequent property sale resulted in a decrease of $615,000, and the December 31, 2021 balance of $1.5 million.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At December 31, 2021 and December 31, 2020 loans accordingly classified were segregated by year of origination and are shown in Note E to the consolidated financial statements.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street. The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024. In the third quarter of 2021, we and the other investor dissolved the entity, as the remaining balance did not warrant ongoing administrative and accounting expenses. As a result of the dissolution, the investment in unconsolidated entity, which had a June 30, 2021 balance of $25.0 million, was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned.

Assets Held-for-Sale from Discontinued Operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $82.2 million at December 31, 2021 and were comprised of $64.1 million of net loans and $18.1 million of other real estate owned. The balance of OREO includes a Florida mall, which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in December 2021 for $21.4 million. At December 31, 2020, discontinued assets of $113.6 million were comprised of $91.3 million of net loans and $22.3 million of other real estate owned. We continue our efforts to transfer the loans to other financial institutions, and dispose of the OREO.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At December 31, 2021, we had total deposits of $5.98 billion compared to $5.46 billion at December 31, 2020, which reflected an increase of $514.9 million, or 9.4%. Daily deposit balances are subject to variability, and deposits averaged $5.31 billion in the fourth quarter of 2021. In 2021, growth in debit, prepaid card and other accounts was offset by the impact of an affinity client transitioning to its own bank. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$5,321,283	0.09%	$4,864,236	0.23%	$3,817,176	0.80%
Savings and money market	427,708	0.14%	291,204	0.15%	37,671	0.48%
Time	—	—	79,439	1.87%	170,438	2.09%
Total deposits	$5,748,991	0.10%	$5,234,879	0.25%	$4,025,285	0.85%

* Non-interest-bearing demand accounts are not paid interest. The rate shown reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-Term Borrowings. We had no outstanding advances from the FHLB or Federal Reserve at December 31, 2021 or 2020 on our lines of credit with them, although we periodically have accessed such overnight borrowings for cash management purposes. We discuss these lines in “Liquidity and Capital Resources.” Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$82
Average during the year	41	49	90
Maximum month-end balance	42	82	93
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

	As of or for the year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	19,958	27,322	129,031
Maximum month-end balance	300,000	140,000	300,000
Weighted average rate during the year	0.25%	0.72%	2.43%
Rate at December 31	0.25%	0.25%	1.50%

We do not have any policy prohibiting us from incurring debt. We have issued senior debt at the holding company, which may be used for various corporate purposes including stock repurchases, or in the future for common stock cash dividends, although we historically have not paid such dividends. Those funds may also be downstreamed to the Bank, where for purposes of the Bank only, they would constitute Tier 1 capital. In 2021, we utilized $40 million of the proceeds of the senior debt to repurchase stock. Additionally, we have issued subordinated debentures which are grandfathered to also constitute Tier 1 capital, but only at the Bank level. Those instruments are described below. We believe we are in compliance with any covenants applicable to our debt.

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

Subordinated debentures. As of December 31, 2021, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as (“the Trusts”). In each case, we own all the common securities of the Trusts. These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the Trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.

Other Long-term Borrowings. At December 31, 2021 and 2020, we had long term borrowings of $39.5 million and $40.3 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting.

Other Liabilities. Other liabilities amounted to $62.2 million at December 31, 2021 compared to $81.6 million at December 31, 2020. The difference reflected changes in taxes payable.

Shareholders’ Equity. At December 31, 2021, we had $652.5 million in shareholders’ equity compared to $581.2 million at the prior year end. The increase primarily reflected 2021 net income, net of common stock repurchases and the decrease in the market value of securities resulting from the increase in certain market interest rates.

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

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $2.15 billion and $1.7 million, respectively, at December 31, 2021. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. Since we expect that many of the commitments or letters of credit we issue will not be fully drawn upon, the total commitment or letter of credit amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We base the amount of collateral we obtain when we extend credit on our credit evaluation of the customer. SBLOC commitments are limited to a percentage of the collateral value, which varies for equities and fixed income securities. For IBLOC, the commitment may be as high as the cash value of the applicable eligible life insurance policy. Collateral for other loan commitments varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2021 (in thousands):

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$9,677	$2,908	$5,135	$1,634	$—
Loan commitments	2,154,352	44,611	68,131	37,324	2,004,286
Senior debt	98,682	—	—	98,682	—
Interest expense on senior debt	17,417	4,750	9,500	3,167	—
Subordinated debentures	13,401	—	—	—	13,401
Interest expense on subordinated
debentures (1)	7,281	449	898	898	5,036
Standby letters of credit	1,698	1,698	—	—	—
Total	$2,302,508	$54,416	$83,664	$141,705	$2,022,723

(1) Presentation assumes a weighted average interest rate of 3.46%.

Impact of Inflation

The primary direct impact of inflation on our operations is on our operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. While we have generally maintained a balance sheet for which net interest income tends to increase with increases in rates, the impact of floors which must be surpassed before rates on certain loans increase, may result in decreases in net income with lesser increases in rates. Cumulative Federal Reserve rate increases of 150 basis points may be required to increase net interest income from current levels. While we anticipate that inflation will affect our future operating costs, we cannot predict the timing or amounts of any such effects.

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 21, to the consolidated financial statements included in this report and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to quantitative and qualitative disclosures about market risk is included under the section entitled “Asset and Liability Management” in Part 2 Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Allowance for Credit Losses - Qualitative Factors

As described in Note E to the consolidated financial statements, the Company estimates the allowance for credit losses using relevant available historical loan performance information and reasonable and supportable forecasts. The loans are segregated by product type to recognize differing risk characteristics within portfolio segments. Loans that do not share risk characteristics are evaluated on an individual basis. For certain product types, including direct financing leases, real estate bridge loans, SBL non real estate, and SBL commercial mortgage loans, an average historical loss rate is calculated by classifying net charge-offs by year of loan origin and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For these loan pools the Company then considers the need for an additional allowance based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors are intended to adjust for changes not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment.  A high-risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. As of December 31, 2021, the Company’s allowance for credit losses was $17.8 million, of which $13.3 million relates to direct financing leases, real estate bridge loans, SBL non real estate and SBL commercial mortgage loans collectively evaluated for credit losses. We identified the qualitative factors used in estimating the allowance for credit losses for the Company’s direct financing leases, real estate bridge loans, SBL non real estate and SBL commercial mortgage loans as a critical audit matter.

The principal consideration for our determination that the qualitative factors used in the allowance for credit losses for the Company’s direct financing leases, real estate bridge loans, SBL non real estate and SBL commercial mortgage loans collectively evaluated for credit loss is a critical audit matter is that the qualitative factors require management to make significant judgements to address the risk of credit loss that is not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. These significant management judgments and estimates are subject to estimation uncertainty and require a high degree of auditor subjectivity in evaluating the reasonableness of management’s judgments and estimates when auditing the identification and application of qualitative factors.

Our audit procedures related to the qualitative factors used in the allowance for credit losses for the Company’s direct financing leases, real estate bridge loans, SBL non real estate, and SBL commercial mortgage loans collectively evaluated for credit loss included the following, among others:

•We tested the design and operating effectiveness of management’s review control over the allowance for credit losses, which included the identification and application of qualitative factors applied by management in forecasting expected credit losses on the various loan pools.

•We evaluated the reasonableness of the qualitative factors applied by management in forecasting expected credit losses for the collectively evaluated direct financing leases, real estate bridge loans, SBL non real estate and SBL commercial mortgage loans by obtaining internal portfolio metrics and external information (as applicable) specific to each loan pool in evaluating the reasonableness of management’s risk scoring conclusion and, consequently, the magnitude of the qualitative overlay applied by the Company to adjust its estimate of expected losses for changes not reflected in historical loss rates and otherwise unaccounted for in the quantitative process.

•We performed sensitivity analysis on the qualitative factors and evaluated the reasonableness of the overall allowance estimate, giving consideration to recent portfolio trends and macroeconomic factors.

Valuation of Commercial Real Estate Loans, at fair value

As described in Note Q to the consolidated financial statements, as of December 31, 2021, the Company held $1.09 million in commercial real estate loans, at fair value. The Company elected the fair value option at origination of the commercial real estate loans and, accordingly, remeasures the fair value of these loans at each reporting date. The fair values are determined by management or their specialist using discounted cash flow analyses whereby contractual cash flows are measured at their net present value using market discount rates. The discount rate is adjusted for indicators of borrower-specific credit quality, where applicable. We identified the fair value of the commercial real estate loans as a critical audit matter.

The principal consideration for our determination that the fair value of the commercial real estate loans is a critical audit matter is that the fair value determination relies on the substantial use of management judgements and estimates and required the assistance of those with specialized skill and knowledge to audit those complex judgements and estimates.

Our audit procedures related to the fair value of the commercial real estate loans included the following, among others:

•We tested the design and operating effectiveness of management’s review control relating to the fair value of the commercial real estate loans, including controls related to evaluating borrower-specific indicators of credit quality and the appropriateness of the discount rates.

•We inspected a selection of loan files and analyzed the information therein regarding the borrower’s credit quality.

•With the assistance of professionals with specialized skills and knowledge, we developed an independent expectation of a range of fair values for the commercial real estate loans and compared it to management’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 1, 2022

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,382	$5,984
Interest earning deposits at Federal Reserve Bank	596,402	339,531
Total cash and cash equivalents	601,784	345,515

Investment securities, available-for-sale, at fair value	953,709	1,206,164
Commercial loans, at fair value	1,326,836	1,810,812
Loans, net of deferred loan fees and costs	3,747,224	2,652,323
Allowance for credit losses	(17,806)	(16,082)
Loans, net	3,729,418	2,636,241
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,368
Premises and equipment, net	16,156	17,608
Accrued interest receivable	17,871	20,458
Intangible assets, net	2,447	2,845
Other real estate owned	1,530	—
Deferred tax asset, net	12,667	9,757
Investment in unconsolidated entity, at fair value	—	31,294
Assets held-for-sale from discontinued operations	82,191	113,650
Other assets	96,967	81,129
Total assets	$6,843,239	$6,276,841

LIABILITIES
Deposits
Demand and interest checking	$5,561,365	$5,205,010
Savings and money market	415,546	257,050
Total deposits	5,976,911	5,462,060

Securities sold under agreements to repurchase	42	42
Senior debt	98,682	98,314
Subordinated debentures	13,401	13,401
Other long-term borrowings	39,521	40,277
Other liabilities	62,228	81,583
Total liabilities	6,190,785	5,695,677

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,370,563 and 57,550,629
shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	57,371	57,551
Additional paid-in capital	349,686	377,452
Retained earnings	239,106	128,453
Accumulated other comprehensive income	6,291	17,708
Total shareholders' equity	652,454	581,164

Total liabilities and shareholders' equity	$6,843,239	$6,276,841

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Interest income
Loans, including fees	$192,636	$170,960	$127,106
Investment securities:
Taxable interest	28,661	37,822	42,286
Tax-exempt interest	103	115	170
Interest earning deposits	715	1,885	10,007
	222,115	210,782	179,569
Interest expense
Deposits	5,623	13,281	34,400
Short-term borrowings	49	198	3,131
Senior debt	5,118	1,913	—
Subordinated debentures	449	524	750
	11,239	15,916	38,281
Net interest income	210,876	194,866	141,288
Provision for credit losses	3,110	6,352	4,400
Net interest income after provision for credit losses	207,766	188,514	136,888

Non-interest income
ACH, card and other payment processing fees	7,526	7,101	9,376
Prepaid, debit card and related fees	74,654	74,465	65,141
Net realized and unrealized gains (losses) on commercial loans	14,885	(3,874)	24,072
Change in value of investment in unconsolidated entity	—	(45)	—
Leasing related income	6,457	3,294	3,243
Other	1,227	3,676	2,295
Total non-interest income	104,749	84,617	104,127

Non-interest expense
Salaries and employee benefits	105,998	101,737	94,259
Depreciation and amortization	2,903	3,202	3,696
Rent and related occupancy cost	5,016	5,541	6,628
Data processing expense	4,664	4,712	4,894
Printing and supplies	371	514	637
Audit expense	1,469	1,061	1,785
Legal expense	6,848	5,141	5,319
Amortization of intangible assets	398	556	1,531
FDIC Insurance	5,586	9,808	7,025
Software	15,659	14,028	12,731
Insurance	3,896	2,818	2,475
Telecom and IT network communications	1,569	1,623	1,493
Securitization and servicing expense	—	—	81
Consulting	1,426	1,361	3,240
Civil money penalties	—	—	8,900
Lease termination expense	—	—	908
Other	12,547	12,745	12,919
Total non-interest expense	168,350	164,847	168,521
Income from continuing operations before income taxes	144,165	108,284	72,494
Income tax expense	33,724	27,688	21,226
Net income from continuing operations	$110,441	$80,596	$51,268
Discontinued operations
Income (loss) from discontinued operations before income taxes	288	(3,816)	510
Income tax expense (benefit)	76	(3,304)	219
Income (loss) from discontinued operations, net of tax	212	(512)	291
Net income	$110,653	$80,084	$51,559

Net income per share from continuing operations - basic	$1.93	$1.40	$0.90
Net income (loss) per share from discontinued operations - basic	$—	$(0.01)	$0.01
Net income per share - basic	$1.93	$1.39	$0.91

Net income per share from continuing operations - diluted	$1.88	$1.38	$0.89
Net income (loss) per share from discontinued operations - diluted	$—	$(0.01)	$0.01
Net income per share - diluted	$1.88	$1.37	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$110,653	$80,084	$51,559
Other comprehensive income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the year	(15,679)	15,969	27,662
Reclassification adjustments for losses included in income	7	—	—
Amortization of losses previously held as available-for-sale	—	5	30
Other comprehensive (loss) income	(15,672)	15,974	27,692

Income tax (benefit) expense related to items of other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the year	(4,257)	4,312	7,469
Reclassification adjustments for losses included in income	2	—	—
Amortization of losses previously held as available-for-sale	—	1	8
Income tax (benefit) expense related to items of other comprehensive (loss) income	(4,255)	4,313	7,477

Other comprehensive (loss) income, net of tax and reclassifications into net income	(11,417)	11,661	20,215
Comprehensive income	$99,236	$91,745	$71,774

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2021, 2020 and 2019
(in thousands, except share data)

				Retained	Accumulated
	Common		Additional	earnings/	other
	stock	Common	paid-in	(accumulated	comprehensive
	shares	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2018	56,346,088	$56,346	$365,415	$(817)	$(14,168)	$406,776
Net income	—	—	—	51,559	—	51,559
Common stock issued from option exercises,
net of tax benefits	30,000	30	228	—	—	258
Common stock issued from restricted units,
net of tax benefits	464,433	465	(465)	—	—	—
Stock-based compensation	—	—	5,689	—	—	5,689
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	20,215	20,215

Balance at December 31, 2019	56,840,521	$56,841	$370,867	$50,742	$6,047	$484,497
Adoption of current expected credit loss accounting, net of tax	—	—	—	(2,373)	—	(2,373)
Net income	—	—	—	80,084	—	80,084
Common stock issued from option exercises,
net of tax benefits	99,000	99	767	—	—	866
Common stock issued from restricted units,
net of tax benefits	611,108	611	(611)	—	—	—
Stock-based compensation	—	—	6,429	—	—	6,429
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	11,661	11,661

Balance at December 31, 2020	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	110,653	—	110,653
Common stock issued from option exercises,
net of tax benefits	633,966	634	2,794	—	—	3,428
Common stock issued from restricted units,
net of tax benefits	1,021,029	1,021	(1,021)	—	—	—
Stock-based compensation	—	—	8,626	—	—	8,626
Common stock repurchases	(1,835,061)	(1,835)	(38,165)	—	—	(40,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(11,417)	(11,417)

Balance at December 31, 2021	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net income from continuing operations	$110,441	$80,596	$51,268
Net income (loss) from discontinued operations, net of tax	212	(512)	291
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,301	3,758	5,227
Provision for credit losses	3,110	6,352	4,400
Net amortization of investment securities discounts/premiums	3,458	15,825	20,337
Stock-based compensation expense	8,626	6,429	5,689
Gain on commercial loans, at fair value	(12,929)	(1,684)	(25,023)
Deferred income tax expense (benefit)	1,402	(1,350)	1,607
(Gain) loss from discontinued operations	(1,546)	668	2,014
Loss on sale of other real estate owned	315	—	—
Fair value adjustment on investment in unconsolidated entity	—	45	—
Change in fair value of commercial loans, at fair value	1,510	3,567	(963)
Change in fair value of derivatives	(1,671)	1,991	1,914
Loss on sales of investment securities	7	—	—
Decrease (increase) in accrued interest receivable	2,587	(6,839)	(866)
(Increase) decrease in other assets	(17,030)	2,350	(10,422)
Change in fair value of discontinued assets held-for-sale	498	—	487
(Decrease) increase in other liabilities	(18,399)	9,489	10,920
Net cash provided by operating activities	83,892	120,685	66,880
Investing activities
Purchase of investment securities available-for-sale	(259,059)	(34,658)	(157,478)
Proceeds from redemptions and prepayments of securities available-for-sale	492,258	233,794	173,916
Net cash paid due to acquisitions, net of cash acquired	—	(3,920)	—
Sale of repossessed assets	910	14,727	—
Proceeds from sale of other real estate owned	300	—	—
Net increase in loans	(1,096,189)	(836,217)	(322,611)
Net decrease in discontinued loans held-for-sale	27,175	20,783	49,170
Commercial loans, at fair value originated or drawn during the period	(127,765)	(721,590)	(1,795,376)
Payments on commercial loans, at fair value	645,330	88,727	1,235,413
Proceeds from sale of fixed assets	—	15	—
Purchases of premises and equipment	(1,549)	(3,738)	(2,012)
Change in receivable from investment in unconsolidated entity	18	48	83
Return of investment in unconsolidated entity	7,337	7,815	20,119
Decrease in discontinued assets held-for-sale	5,332	5,556	5,503
Net cash used in investing activities	(305,902)	(1,228,658)	(793,273)
Financing activities
Net increase in deposits	514,851	410,030	1,116,316
Net decrease in securities sold under agreements to repurchase	—	(40)	(11)
Proceeds of senior debt offering	—	98,160	—
Proceeds from the issuance of common stock	3,428	866	258
Repurchases of common stock	(40,000)	—	—
Net cash provided by financing activities	478,279	509,016	1,116,563

Net increase (decrease) in cash and cash equivalents	256,269	(598,957)	390,170

Cash and cash equivalents, beginning of period	345,515	944,472	554,302

Cash and cash equivalents, end of period	$601,784	$345,515	$944,472

Supplemental disclosure:
Interest paid	$11,709	$13,310	$37,532
Taxes paid	$44,341	$23,040	$20,683
Non-cash investing and financing activities:
Investment securities transferred in securitizations	$—	$—	$93,191
Transfer of loans from investment in unconsolidated entity upon its dissolution	$22,926	$—	$—
Transfer of real estate owned from investment in unconsolidated entity upon its dissolution	$2,145	$3,780	$5,295
Loans settled in acquisition	$—	$3,961	$—
Leased vehicles transferred to repossessed assets	$1,009	$15,327	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (“the Company”) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (“the Bank”) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate (“CRE”) loans (the “CRE loans”). Prior to 2020, The Company generated non-SBA CRE loans for sale into capital markets primarily through loan securitizations which issued commercial mortgage-backed securities (“CMBS”). In the third quarter of 2020, the Company decided to retain the CMBS loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Company resumed originating non-SBA CRE loans (primarily apartment buildings), after suspending the origination of such loans for most of 2020 and the first half of 2021. These originations are classified as real estate bridge loans (“REBL”). Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession. Through the Bank, the Company also provides payment and deposit services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances have been eliminated. Reclassifications have been made to the 2020 and 2019 consolidated financial statements to conform to the 2021 presentation. Specifically, the minimal service fees on deposit accounts which were shown separately on the income statement are now shown in other income. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

Additionally, previous balance sheets included investment in unconsolidated entity, which reflected the Company’s balance of the Walnut Street investment. Walnut Street was comprised of Bancorp loans sold to that entity, which was partially financed by an independent investor. In the third quarter of 2021, The Bancorp and that investor dissolved the entity, as the remaining balance did not warrant ongoing administrative and accounting expenses. As a result of the dissolution, the investment in unconsolidated entity, which had a June 30, 2021 balance of $25.0 million, was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned.

Our non-SBA commercial real estate loans continue to be accounted for at fair value, consistent with their accounting treatment when they were held-for-sale, and are included in the consolidated balance sheet in “commercial loans, at fair value.” New REBL originations as described in Note A are held for investment in the loan portfolio.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for credit losses, assets held-for-sale from discontinued operations measured at lower of cost or market, credit deterioration in investment securities, loans measured at fair value and deferred income taxes.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and amounts due from banks with an original maturity from date of purchase of three months or less and federal funds sold. The Company maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (“FRB”), the Federal Home Loan Bank (“FHLB”) and other private institutions. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent. The Company also funds cash in ATMs on cruise ships for use by certain of its card account holders, for which insurance is maintained.
3. Investment Securities

Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income. The unrealized losses for available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision for credit losses is recorded within the consolidated statement of operations. Subsequent improvement in credit may, unlike previous accounting, results in reversal of the credit charge in future periods. For available-for-sale debt securities in an unrealized loss position, the Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its quarterly review, the Company concluded that an allowance was not required to recognize credit losses in 2021 and 2020. Under prior accounting rules which analyzed investment securities for other-than-temporary declines in value, the Company did not recognize any other than temporary impairment (“OTTI”) charges in 2019, applicable to either available-for-sale or held-to-maturity securities.

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

The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb current and future expected losses on existing loans that may become uncollectible. The evaluation takes into consideration historical losses by pools of loans with similar risk characteristics and qualitative factors such as portfolio performance and the potential impact of current economic conditions which may affect the borrowers’ ability to pay. For pools for which the Company has experienced credit losses, the historical loss ratio for each pool is multiplied by its outstanding balance and further multiplied by the estimated remaining average life of each pool. A qualitative factor determined according to the pool’s risk characteristics, is multiplied by the pool’s outstanding principal to comprise the second component of the allowance for credit losses. For pools for which the Company has not experienced credit losses, probability of loss/loss given default considerations and qualitative factors are utilized. Additionally, the allowance includes allocations for specific loans which have been individually evaluated for an allowance for credit losses.

Factors considered by management in determining the need for individual loan evaluation for a specific allowance include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not evaluated for an allowance for that reason alone. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The determination of the amount of the allowance calculated on individual loans considers either the present value of expected future cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral if the loan is collateral dependent. An allowance allocation is established for such loans in the amount their carrying value exceeds the present value of future cash flows; or, if collateral dependent, the amount their carrying value exceeds the collateral’s estimated fair value. The estimated fair values of substantially all of the Company's allowances on individual loans are measured based on the estimated fair value of the loan's collateral, and applicable loans are primarily found in two portfolios.

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

The evaluation of the adequacy of the allowance for credit losses includes, among other factors, an analysis of historical loss rates and qualitative judgments, applied to current loan totals over remaining estimated lives. However, actual future losses may vary compared to historical trends and estimated remaining lives may change over time. Actual losses on specified problem loans, may depend upon disposition of collateral for which actual sales prices may differ from appraisals. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Loans which were originated from continuing operations and previously intended for sale in secondary markets, but which are now being held on the balance sheet as earning assets, are carried at estimated fair value and are excluded from the allowance analysis. Changes in fair value are recognized as unrealized gains or losses on commercial loans in the consolidated statements of operations. The Company originated and sold or securitized specific commercial mortgage loans in secondary markets through 2019, but in 2020 decided to retain these loans on its balance sheet. No further sales or securitizations are currently planned. These loans are accounted for under the fair value option and amounted to $1.33 billion at December 31, 2021, and $1.81 billion at December 31, 2020. These loans are classified as commercial loans, at fair value.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2021 and 2020, the Company had net capitalized software costs of approximately $5.7 million and $5.6 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheets. The Company recorded related amortization expense of approximately $2.0 million, $2.4 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for credit losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. In continuing operations, the Company had $1.5 million of other real estate owned at December 31, 2021 and none at December 31, 2020

10. Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $1.6 million, $1.3 million and $782,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising and marketing expense is reflected under “other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$110,441	57,190,311	$1.93
Effect of dilutive securities
Common stock options and restricted stock units	—	1,640,126	(0.05)
Diluted earnings per share
Net earnings available to common shareholders	$110,441	58,830,437	$1.88

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$212	57,190,311	$—
Effect of dilutive securities
Common stock options and restricted stock units	—	1,640,126	—
Diluted earnings per share
Net earnings available to common shareholders	$212	58,830,437	$—

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$110,653	57,190,311	$1.93
Effect of dilutive securities
Common stock options and restricted stock units	—	1,640,126	(0.05)
Diluted earnings per share
Net earnings available to common shareholders	$110,653	58,830,437	$1.88

Stock options for 450,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2021 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$80,596	57,474,612	$1.40
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$80,596	58,411,222	$1.38

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss	$(512)	57,474,612	$(0.01)
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	—
Diluted loss per share
Net loss	$(512)	58,411,222	$(0.01)

	Year ended December 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$80,084	57,474,612	$1.39
Effect of dilutive securities
Common stock options and restricted stock units	—	936,610	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$80,084	58,411,222	$1.37

Stock options for 1,056,604 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at December 31, 2020 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 105,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$51,268	56,765,635	$0.90
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$51,268	57,338,985	$0.89

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$291	56,765,635	$0.01
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	—
Diluted earnings per share
Net earnings available to common shareholders	$291	57,338,985	$0.01

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$51,559	56,765,635	$0.91
Effect of dilutive securities
Common stock options and restricted stock units	—	573,350	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$51,559	57,338,985	$0.90

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

12. Restrictions on Cash and Due from Banks

Historically, the Bank has been required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB. As a result of the pandemic, the requirement for such reserves has been at least temporarily suspended. Accordingly, the amounts of those required reserves was approximately zero at both December 31, 2021 and 2020.

13. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10-year period. Amortization expense is $340,000 per year ($1.5 million over the next five years). The gross carrying value is $3.4 million with respective accumulated amortization of $1.9 million and $1.6 million at December 31, 2021 and December 31, 2020. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated depreciation was $115,000 at December 31, 2021. Amortization expense is $57,000 per year ($285,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2021 and 2020 are presented below.

	December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$2,044	$4,093	$1,646
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,044	$4,491	$1,646

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2022	$398
2023	398
2024	398
2025	398
2026	173
Thereafter	285
$2,050

14. Derivative Financial Instruments

The Company has utilized derivatives to hedge interest rate risk on fixed rate loans which are accounted for and recorded on the consolidated balance sheets at fair value. Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item, “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. Related loans are no longer held-for-sale, but continue to be accounted for at their estimated fair value. As the Company is no longer originating fixed rate loans for sale, it is no longer entering into new hedges. The Company has left existing hedges in place to provide interest rate protection against a higher rate environment.

15. Common Stock Repurchase Program

In 2020, the Company’s Board of Directors (“the “Board”) authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company was authorized and did repurchase $10.0 million in each quarter of 2021. During the twelve months ended December 31, 2021, the Company repurchased 1,835,061 shares of its common stock in the open market under the 2021 Common Stock Repurchase Program at an average cost of $21.80 per share. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

On October 20, 2021, the Board approved a revised stock repurchase program for the upcoming 2022 fiscal year (the “2022 Common Stock Repurchase Program”). The Company may repurchase up to $15.0 million in value of the Company’s common stock per fiscal quarter in 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases.

16. Long-term Borrowings

The $39.5 million and $40.3 million respectively outstanding for long-term borrowings at December 31, 2021 and 2020, reflected the proceeds from two loans which were sold, in which the Company retained a participating interest that did not qualify for sale accounting.

17. Revenue Recognition

The Company’s revenue streams that are in the scope of Accounting Standards Codification (“ASC”) 606 include prepaid and debit card, card payment, interchange, automated clearing house (“ACH”) and deposit processing and other fees. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less. The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis. The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition. The Company’s accounting policies did not change materially since the principles of revenue recognition in Accounting Standards Update (“ASU” or “Update”) 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company. The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

The majority of fees the Company earns result from contractual transaction fees paid by third-party sponsors to the Company and monthly service fees. Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis. The Company records this revenue net of costs such as association fees and interchange transaction charges. The Company also earns monthly fees for the use of its cash in payroll card sponsor ATMs for payroll cardholders. Fees earned by the Company from processing card payments, or from processing ACH payments or other payments are also determined primarily on a per transaction basis.

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

18. Leases

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

19. Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of COVID-19 pandemic and virus variants is not known. However, those risks, which could affect loan performance, have been reduced as a result of increased vaccination rates, the significant reopening of the economy and the termination of the Company’s COVID-19 related loan payment deferrals, with related borrowers having resumed making payments in the fourth quarter of 2021.

20. Senior Debt

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

21. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, with a corresponding $2.6 million increase in the allowance for credit losses and a $569,000 increase to other liabilities. The $569,000 reflected an allowance on unfunded commitments.

In December 2019, the FASB issued ASU 2019-12, adding new guidance which a. permitted a policy election such that an allocation of consolidated income taxes was not required when a member of a consolidated tax return is not subject to income tax and b. provided methodology to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. The ASU also changed guidance for a. making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations and b. accounting for tax law changes and year-to-date-losses in interim periods. The guidance was effective in the first quarter of 2021 and its adoption did not have a material impact on the financial statements.

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-Bank Offered Rate (“LIBOR”) reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $1.1 billion at December 31, 2021. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At December 31, 2021, the Company owned $64.1 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge lending, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $338.0 million at December 31, 2021, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $93.5 million at December 31, 2021. There is less clarity for the Company’s student loan securities of $22.5 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivatives, the notional amount for which totaled $21.3 million at December 31, 2021, are interest rate swaps that are documented under bilateral agreements which contain LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

In October 2020, the FASB issued ASU 2020-08 which addressed non-refundable fees and other costs related to receivables. This ASU clarifies that an entity should amortize any premium, if applicable, to the next call date, which is the first date when a call option at a specified price becomes exercisable. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. The Company had previously amortized fees through the next call date and will continue to do so; accordingly, there is no impact on the financial statements.

In August 2021, the FASB issued ASU 2021-06. This ASU adds new quarterly disclosures and expands certain annual disclosures to quarterly reporting. Amendments within this ASU are effective for fiscal years ending after December 15, 2021 and the Company will present the quarterly disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as specified in the ASU.

Note C— Subsequent Events

The Company evaluated its December 31, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to a stock repurchase plan described in Note J, the Company repurchased 527,393 common shares in January and February of 2022, at a total cost of $15.0 million and an average price of $28.44 per share. On January 28, 2022, the Company signed a lease for approximately 52,000 square feet to relocate its Sioux Falls office to a new Sioux Falls location, for a minimum period of 10 years, which can be extended. Estimated occupancy is mid-2023 when rent payments, which begin at $24 per square foot, will increase throughout that 10 year period and amount to $28.68 in year 10.

Note D—Investment Securities

In March 2020, the Company transferred the four securities previously comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize the LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the phase-out of LIBOR. The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale are summarized as follows (in thousands):

Available-for-sale	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$36,182	$1,167	$(47)	$37,302
Asset-backed securities *	360,332	327	(241)	360,418
Tax-exempt obligations of states and political subdivisions	3,559	172	—	3,731
Taxable obligations of states and political subdivisions	45,984	2,422	—	48,406
Residential mortgage-backed securities	179,778	4,804	(281)	184,301
Collateralized mortgage obligation securities	60,778	1,083	—	61,861
Commercial mortgage-backed securities	248,599	4,106	(1,629)	251,076
Corporate debt securities	10,000	—	(3,386)	6,614
	$945,212	$14,081	$(5,584)	$953,709

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$22,518	$13	$(73)	$22,458
Collateralized loan obligation securities	337,814	314	(168)	337,960
	$360,332	$327	$(241)	$360,418

Available-for-sale	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$44,960	$2,357	$(120)	$47,197
Asset-backed securities *	238,678	143	(460)	238,361
Tax-exempt obligations of states and political subdivisions	4,042	248	—	4,290
Taxable obligations of states and political subdivisions	47,884	4,180	—	52,064
Residential mortgage-backed securities	256,914	9,765	(96)	266,583
Collateralized mortgage obligation securities	145,260	3,281	(11)	148,530
Commercial mortgage-backed securities	359,125	12,717	(4,562)	367,280
Corporate debt securities	85,043	63	(3,247)	81,859
	$1,181,906	$32,754	$(8,496)	$1,206,164

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$28,013	$38	$(93)	$27,958
Collateralized loan obligation securities	210,665	105	(367)	210,403
	$238,678	$143	$(460)	$238,361

The amortized cost and fair value of the Company’s investment securities at December 31, 2021, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due after one year through five years	$165,864	$171,635
Due after five years through ten years	223,057	225,507
Due after ten years	556,291	556,567
	$945,212	$953,709

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in Note E and had no securities pledged against that line at December 31, 2021 and December 31, 2020. There were no gross realized gains on sales of securities for each of the years ended December 31, 2021, 2020 and 2019. Realized losses on securities sales were $7,000 for the year ended December 31, 2021. There were no realized losses on securities sales for the years ended December 31, 2020 and 2019.

Investment securities fair values are based on a fair market value supplied by a third-party market data provider when available. If not available, prices provided by securities dealers with expertise in the securities being evaluated may also be utilized. When such market information is not available, fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. CECL accounting was adopted in 2020, and requires that an allowance for credit losses be established through a charge to the income statement to recognize credit deterioration. The charge may be reversed should credit improve in the future. Prior accounting required recognition of losses of other-than temporary-impairment, which could not be reversed in future periods. The Company periodically reviews its investment portfolio to determine whether an allowance for credit losses is warranted, based on evaluations of the creditworthiness of the issuers/guarantors, the underlying collateral if applicable and the continuing performance of the securities. The Company did not recognize credit charges in 2021 and 2020 or any other-than-temporary impairment charges in 2019.

Investments in FHLB and Atlantic Central Bankers Bank (“ACBB”) stock are recorded at cost and amounted to $1.7 million at December 31, 2021 and $1.4 million at December 31, 2020. At those dates, ACBB stock amounted to $40,000. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings are repaid, the stock may be redeemed.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2021 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	2	$—	$—	$2,700	$(47)	$2,700	$(47)
Asset-backed securities	42	243,598	(235)	1,197	(6)	244,795	(241)
Residential mortgage-backed securities	30	21,640	(159)	5,160	(122)	26,800	(281)
Commercial mortgage-backed securities	12	3,334	(43)	91,355	(1,586)	94,689	(1,629)
Corporate debt securities	1	—	—	6,614	(3,386)	6,614	(3,386)
Total unrealized loss position
investment securities	87	$268,572	$(437)	$107,026	$(5,147)	$375,598	$(5,584)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At December 31, 2021, it had a book value of $10.0 million and a fair value of $6.6 million. The Company has evaluated the securities in the above tables as of December 31, 2021 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note E—Loans

The Company has several lending lines of business including: small business comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate loans for sale into securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer classifies these loans as held-for-sale. The Company continues to present these loans at fair value. At December 31, 2021 and 2020, the fair value of these loans was $1.33 billion and $1.81 billion, respectively, and the unpaid principal balance was $1.33 billion and $1.81 billion, respectively. Included in the “Net realized and unrealized gains (losses) on commercial loans (at fair value)” in the consolidated statement of operations were changes in fair value resulting in an unrealized gain of $285,000 in 2021, net of credit related reductions, an unrealized loss of $3.6 million in 2020 and an unrealized gain of $963,000 in 2019. These amounts include credit related reductions in fair value of $201,000, $1.0 million and $486,000, respectively, in 2021, 2020 and 2019. Interest earned on loans held at fair value during the period held is recorded in Interest Income – Loans, including fees in the consolidated statements of operations. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as real estate bridge lending, (“REBL”) as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At December 31, 2021, $1.81 billion of loans were pledged to the Federal Reserve and $1.11 billion of loans were pledged to the Federal Home Loan Bank. There were no balances against these lines at that date.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020 decided not to pursue additional securitizations. The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. The securitized loans are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on Commercial Real Estate (“CRE“) securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2, annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated. Of the six securities we own resulting from our securitizations all have been repaid except those from CRE-2 and CRE-6. Payments on CRE-6 are on schedule. As of December 31, 2021 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 41% excess credit support; thus, losses of 41% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting four of the remaining five loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $78.8 million, which is net of $3.1 million due to the servicer. The remaining principal to be repaid on all securities is approximately $76.1 million and, as noted, our security is scheduled to be repaid prior to 41% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 41% credit support.

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

In 2020, the Company decided to not pursue securitizations and no future securitizations are currently planned. The loans being currently retained total approximately $1.13 billion and are mostly comprised of multi-family loans, specifically apartment buildings. The $1.13 billion comprises the majority of the commercial loans, at fair value on the balance sheet, with the balance of that category comprised of the government guaranteed portion of SBA loans. The last securitizations were in 2019 as follows.

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

Major classifications of loans, excluding commercial loans, at fair value, are as follows (in thousands):

	December 31,	December 31,
	2021	2020

SBL non-real estate	$147,722	$255,318
SBL commercial mortgage	361,171	300,817
SBL construction	27,199	20,273
Small business loans	536,092	576,408
Direct lease financing	531,012	462,182
SBLOC / IBLOC *	1,929,581	1,550,086
Advisor financing **	115,770	48,282
Real estate bridge lending	621,702	—
Other loans***	5,014	6,426
	3,739,171	2,643,384
Unamortized loan fees and costs	8,053	8,939
Total loans, net of unamortized loan fees and costs	$3,747,224	$2,652,323

	December 31,	December 31,
	2021	2020

SBL loans, including costs net of deferred fees of $5,345 and $1,536 for December 31, 2021 and December 31, 2020, respectively	$541,437	$577,944
SBL loans included in commercial loans, at fair value	199,585	243,562
Total small business loans ****	$741,022	$821,506

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of life insurance policies. At December 31, 2021 and December 31, 2020, respectively, IBLOC loans amounted to $788.3 million and $437.2 million.

** In 2020, we began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $322,000 and $663,000 at December 31, 2021 and December 31, 2020, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The preceding table shows small business loans and small business loans held at fair value. The small business loans held at fair value are comprised of the government guaranteed portion of certain SBA loans at the dates indicated (in thousands). A reduction in SBL non-real estate from $171.8 million to $147.7 million in the fourth quarter of 2021 resulted from U.S. government repayments of $26.5 million of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $44.8 million at December 31, 2021 and $165.7 million at December 31, 2020, respectively.

The following table provides information about loans individually evaluated for credit loss at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

	December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$387	$2,836	$—	$370	$3
SBL commercial mortgage	2,037	2,037	—	1,253	—
Direct lease financing	299	299	—	3,352	—
Consumer - home equity	557	557	—	554	10
With an allowance recorded
SBL non-real estate	3,044	3,044	(2,129)	3,257	15
SBL commercial mortgage	5,268	5,268	(1,010)	2,732	—
SBL construction	711	711	(34)	711	—
Direct lease financing	452	452	(4)	716	—
Consumer - home equity	—	—	—	24	—
Total
SBL non-real estate	3,431	5,880	(2,129)	3,627	18
SBL commercial mortgage	7,305	7,305	(1,010)	3,985	—
SBL construction	711	711	(34)	711	—
Direct lease financing	751	751	(4)	4,068	—
Consumer - home equity	557	557	—	578	10
	$12,755	$15,204	$(3,177)	$12,969	$28

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated (in thousands):

	December 31, 2021			December 31, 2020
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$1,045	$268	$1,313	$3,159
SBL commercial mortgage	589	223	812	7,305
SBL construction	710	—	710	711
Direct leasing	—	254	254	751
Consumer - home equity	—	72	72	301
	$2,344	$817	$3,161	$12,227

The Company had $1.5 million of other real estate owned at December 31, 2021, and no other real estate owned at December 31, 2020, in continuing operations. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at December 31, 2021, and 2020, respectively:

	December 31,
	2021	2020
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,313	$3,159
SBL commercial mortgage	812	7,305
SBL construction	710	711
Direct leasing	254	751
Consumer - home equity	72	301
Total non-accrual loans*	3,161	12,227

Loans past due 90 days or more and still accruing	461	497
Total non-performing loans	3,622	12,724
Other real estate owned	1,530	—
Total non-performing assets	$5,152	$12,724

Interest which would have been earned on loans classified as non-accrual at December 31, 2021 and 2020, was $186,000 and $406,000, respectively. No income on non-accrual loans was recognized during 2021 or 2020. In 2021 and 2020, respectively, $39,000 and $890,000 were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the allowance for credit losses, but such amounts were not material in either 2021 or 2020.

The Company’s loans that were modified as of December 31, 2021 and 2020 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	9	$1,231	$1,231	8	$911	$911
Direct lease financing	—	—	—	1	251	251
Consumer - home equity	1	248	248	2	469	469
Total(1)	10	$1,479	$1,479	11	$1,631	$1,631

(1) Troubled debt restructurings include non-accrual loans of $656,000 and $1.1 million at December 31, 2021 and December 31, 2020, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,231	$—	$16	$895
Direct lease financing	—	—	—	—	251	—
Consumer - home equity	—	—	248	—	—	469
Total(1)	$—	$—	$1,479	$—	$267	$1,364

(1) Troubled debt restructurings include non-accrual loans of $656,000 and $1.1 million at December 31, 2021 and December 31, 2020, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of either December 31, 2021 or 2020.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of December 31, 2021, there were ten troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $476,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended December 31, 2021 that have subsequently defaulted (in thousands).

	December 31, 2021
	Number	Pre-modification recorded investment
SBL non-real estate	1	$205
Total	1	$205

The SBA began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of December 31, 2021, the Company had $371.5 million of related guaranteed balances, and additionally had $44.8 million of PPP loan balances which were also guaranteed. The majority of the six months of support expired in the fourth quarter of 2020, and the Company generally approved COVID-19 pandemic-related deferrals for principal and interest payments as they were requested by borrowers. Additionally, the Company granted such deferrals for certain other loans. The Consolidated Appropriations Act, 2021, became law in December 2020 and provided for at least an additional two months of principal and interest payments on SBA 7a loans, with up to five months of payments for hotel, restaurant and other more highly impacted loans. Unlike the six months of CARES Act payments, these additional payments were capped at $9,000 per month. Per section 4013 of the CARES Act, accounting and banking regulators determined that loans with COVID-19 pandemic-related deferrals of principal and interest payments would not, during the deferral period, be classified as delinquent or restructured. Such treatment was temporary and terminated on December 31, 2021. As of that date, substantially all loans with pandemic related deferrals had returned to repayment, prior to the December 31, 2021 termination date of such deferrals.

Management estimates the allowance using relevant available internal and external historical loan performance information, current economic conditions and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the Audit Committee for their review. The allowance for credit losses includes reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. An average historical loss rate is calculated for each product type, except SBLOC and IBLOC, which utilize probability of loss/loss given default considerations. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For all loan pools the Company considers the need for an additional allowance based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period the balance of the allowance reverts directly to our quantitative analysis derived from our historical loss rates.

A similar process is employed to calculate an allowance assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That allowance for unfunded commitments is recorded in other liabilities. Even though portions of the allowance may be allocated to loans that have been individually measured for credit deterioration, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced charge-offs for either real estate bridge lending or similarly underwritten loans in its predecessor commercial loans, at fair value portfolio, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations accordingly industry loss information for multi-family housing was utilized in the qualitative factors. Similarly the Company’s charge-offs in its lines of business have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020, with limited performance history. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for small business loans, primarily SBA, and leases have not correlated with economic conditions. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2021 and December 31, 2020 is as follows (in thousands):

As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$39,318	$7,257	$—	$—	$—	$—	$—	$46,575
Pass	34,172	15,934	8,794	8,988	5,088	9,809	—	82,785
Special mention	—	—	99	666	—	859	—	1,624
Substandard	—	—	—	18	848	895	—	1,761
Total SBL non-real estate	73,490	23,191	8,893	9,672	5,936	11,563	—	132,745

SBL commercial mortgage
Non-rated	10,963	—	—	—	—	—	—	10,963
Pass	79,166	57,554	75,290	43,820	37,607	46,016	—	339,453
Special mention	—	141	1,853	—	—	247	—	2,241
Substandard	—	—	—	—	—	812	—	812
Total SBL commercial mortgage	90,129	57,695	77,143	43,820	37,607	47,075	—	353,469

SBL construction
Pass	6,869	12,629	1,880	5,111	—	—	—	26,489
Substandard	—	—	—	—	—	710	—	710
Total SBL construction	6,869	12,629	1,880	5,111	—	710	—	27,199

Direct lease financing
Non-rated	56,152	13,271	1,933	1,115	355	104	—	72,930
Pass	214,780	145,256	58,337	26,662	8,574	2,105	—	455,714
Special mention	—	—	—	22	38	—	—	60
Substandard	526	1,679	38	22	31	12	—	2,308
Total direct lease financing	271,458	160,206	60,308	27,821	8,998	2,221	—	531,012

SBLOC
Non-rated	—	—	—	—	—	—	3,176	3,176
Pass	—	—	—	—	—	—	1,138,140	1,138,140
Total SBLOC	—	—	—	—	—	—	1,141,316	1,141,316

IBLOC
Non-rated	—	—	—	—	—	—	346,604	346,604
Pass	—	—	—	—	—	—	441,661	441,661
Total IBLOC	—	—	—	—	—	—	788,265	788,265

Advisor financing
Non-rated	38,330	258	—	—	—	—	—	38,588
Pass	33,776	43,406	—	—	—	—	—	77,182
Total advisor financing	72,106	43,664	—	—	—	—	—	115,770

Real estate bridge lending
Pass	621,702	—	—	—	—	—	—	621,702
Total real estate bridge lending	621,702	—	—	—	—	—	—	621,702

Other loans
Non-rated	396	152	—	—	—	216	656	1,420
Pass	373	113	3,081	4,553	5,212	11,604	1,264	26,200
Substandard	—	—	—	—	—	—	73	73
Total other loans**	769	265	3,081	4,553	5,212	11,820	1,993	27,693

	$1,136,523	$297,650	$151,305	$90,977	$57,753	$73,389	$1,931,574	$3,739,171

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,053
Total								$3,747,224

*Included in the SBL non real estate non-rated total of $46.6 million, were $44.8 million of PPP loans which are government guaranteed.

**Included in Other loans are $22.7 million of SBA loans purchased for CRA purposes as of December 31, 2021. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

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

The following loan review percentages are performed over periods of eighteen to twenty-four months. At December 31, 2021, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for small business loans, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2021 was 40% comprised of a sample of the largest SBLOCs by commitment. At December 31, 2021, approximately 52% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2021 was 40% comprised of a sample of the largest IBLOCs by commitment. At December 31, 2021, approximately 56% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2021 was 50%. At December 31, 2021, approximately 77% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2021 was 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA, or fully guaranteed PPP loans. The loan balance review threshold is $1.5 million. At December 31, 2021, 74% of the non-government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2021 was 35%. At December 31, 2021, approximately 45% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.5 million are reviewed.

Commercial Loans, at fair value (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2021 was 60%. Floating rate loans are reviewed initially within 90 days of funding and monitored on an ongoing basis as to payment status. Subsequent reviews are performed for relationships over $10.0 million. At December 31, 2021, approximately 100% of the non-SBA CRE floating rate loans on the books more than 90 days had been reviewed.

Commercial Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2021 was 100%. At December 31, 2021, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans. At December 31, 2021, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or (“HELOC”) – The targeted review threshold for 2021 was 50%. Due to the small number and outstanding balances of HELOCs only the largest loans are subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At December 31, 2021, approximately 67% of the HELOC portfolio had been reviewed.

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7a Loan Guarantee Program, the 504 Fixed Asset Financing Program and a temporary program, the Paycheck Protection Program, or (“PPP”). The 7a Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portion of 7a loans and PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

Direct lease financing. The Company provides lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment. The Company segments leases into two pools: government and non-government. Leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which the Company sells the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed-end lease is one for which no such payment is due on lease termination. In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. The qualitative factors for direct lease financing focus on underlying collateral loans, portfolio performance, loan concentrations and changes in economic conditions.

SBLOC. SBLOC loans are made to individuals, trusts and entities and are secured by a pledge of marketable securities maintained in one or more accounts with respect to which the Company obtains a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Maximum SBLOC line amounts are calculated by applying a standard “advance rate” calculation against the eligible security type depending on asset class: typically up to 50% for equities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower. The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. As credit losses have not been experienced, the allowance is determined by qualitative factors. The primary qualitative factor in the SBLOC analysis is an assessment of market volatility versus loan-to-value. This factor has been maintained at the lowest risk level, which has remained appropriate as credit losses have not materialized despite historic declines in the equity markets during 2020. Virtually no credit losses have been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. IBLOC loans are collateralized by the cash surrender value of eligible life insurance policies. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards. Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. As credit losses have not been experienced, the allowance is determined by qualitative factors. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies.

Investment advisor financing. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. As credit losses have not been experienced, the allowance is determined by qualitative factors. The qualitative factors for investment advisor financing focus on changes in lending policies and procedures, portfolio performance and economic conditions.

Real estate bridge lending. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. The portfolio is comprised primarily of apartment buildings. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in commercial loans, at fair value, on the balance sheet. In 2021, originations resumed and are being held for investment in loans, net of deferred fees and costs, on the balance sheet. As credit losses have not been experienced, the allowance is determined by qualitative factors. Qualitative factors focus on changes in economic conditions, underlying collateral and portfolio performance.

Other specialty lending and consumer loans. Other specialty lending loans and consumer loans are categories of loans which the Company generally no longer offers. The loans primarily are consumer loans and home equity loans. The qualitative factors for other specialty lending and consumer loans focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

Expected credit losses are estimated over the estimated remaining lives of loans. The estimate excludes possible extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.

The Company does not measure an allowance for credit losses on accrued interest receivable balances, because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status. The Company does not expect material amounts of accrued interest receivable for prior year periods to be reversed. Material reversals, should they occur, would be charged against the allowance.

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of December 31, 2021 was $1.4 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$52	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	(31)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$199	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$199	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$6,426	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$5,869	$8,939	$2,639,568

*The amount shown as the provision for the period, reflects the provision for credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments of $597,000 and $225,000 for the years ended December 31, 2021, and 2020, respectively.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2021, or December 31, 2020.

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

2022	$161,378
2023	124,093
2024	91,215
2025	42,717
2026	16,862
2027 and thereafter	3,413
Total undiscounted cash flows	439,678
Residual value *	143,437
Difference between undiscounted cash flows and discounted cash flows	(52,103)
Present value of lease payments recorded as lease receivables	$531,012

*Of the $143,437,000, $30,556,000 is not guaranteed by the lessee or other guarantors.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge lending	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

	December 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,760	$805	$110	$3,159	$5,834	$249,484	$255,318
SBL commercial mortgage	87	961	—	7,305	8,353	292,464	300,817
SBL construction	—	—	—	711	711	19,562	20,273
Direct lease financing	2,845	941	78	751	4,615	457,567	462,182
SBLOC / IBLOC	650	247	309	—	1,206	1,548,880	1,550,086
Advisor financing	—	—	—	—	—	48,282	48,282
Other loans	—	—	—	301	301	6,125	6,426
Unamortized loan fees and costs	—	—	—	—	—	8,939	8,939
	$5,342	$2,954	$497	$12,227	$21,020	$2,631,303	$2,652,323

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2021	2020
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	3 to 12 years	56,600	55,253
Leasehold improvements	6 to 10 years	11,331	11,225
		73,099	71,646
Accumulated depreciation		(56,943)	(54,038)
		$16,156	$17,608

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $2.9 million, $3.2 million and $3.7 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2021 and December 31, 2020.

Note H—Variable Interest Entity (“VIE”)

VIE’s are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

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

At December 31, 2020 the Company held a variable interest in Walnut Street 2014-1 LLC (“WS 2014”), accounted for as a debt instrument for which the Company elected the fair value option. The debt acquired was a 49% equity interest in WS 2014, as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction. The assets within the securitization consisted of loans and loan collateral from the Company’s discontinued loan portfolio. The variable interests related to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014. The Company was not the primary beneficiary, as it did not have the controlling financial interest in WS 2014, and; therefore, did not consolidate WS 2014. Walnut Street was dissolved in the third quarter of 2021 and had a June 30, 2021 balance of $25.0 million which was reclassified as follows. Approximately $22.9 million of loans were reclassified to commercial loans, at fair value and $2.1 million was reclassified to other real estate owned.

The following table shows the Company’s remaining interests in CRE2 and CRE6, which represent single securities purchased by the Company in the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral. The Company’s securities purchased from CRE1, CRE3, CRE4, and CRE5 were paid in full during 2021.

	December 31, 2021
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs (b)
Commercial mortgage-backed securities
CRE2 (c)	$76,115	$—	$76,115	$12,574
CRE3	61,887	—	61,887	—
CRE4	48,405	—	48,405	—
CRE5	112,832	—	112,832	—
CRE6	343,501	—	343,501	51,558

	December 31, 2020
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs
Commercial and other	$43,982	$—	$43,982	$31,294
Commercial mortgage-backed securities
CRE1	28,152	—	28,152	7,342
CRE2	114,205	—	114,205	12,574
CRE3	111,158	—	111,158	17,495
CRE4	157,038	—	157,038	25,575
CRE5	350,569	—	350,569	33,042
CRE6	625,773	—	625,773	51,558

(a) Consists of commercial loans predominantly secured by real estate.

(b) The Company’s securities purchased from CRE1, CRE3, CRE4, and CRE5 were paid in full during 2021. The security purchased from CRE2 was non-rated and the security purchased from CRE6 was rated AA- by Kroll Bond Rating Agency at December 31, 2021. At December 31, 2021, CRE2 was valued by discounted cash flow analysis and CRE6 was priced by a pricing service.

(c) As of December 31, 2020, the principal balance of the security the Company owned issued by CRE1 was $7.3 million. The entire security including our interest was paid off in full during 2021. As of December 31, 2021, the principal balance of the security we owned issued by CRE2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 41% excess credit support; thus, losses of 41% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting four of the remaining five loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $78.8 million, which is net of $3.1 million due to the servicer. The remaining principal to be repaid on all securities is approximately $76.1 million and, as noted, our security is scheduled to be repaid prior to 41% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 41% credit support.

Note I—Debt

1.Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $939.6 million at December 31, 2021, collateralized by loans. Borrowings under this arrangement have a variable interest rate. The Bank also had a $1.36 billion line with the FRB as of that date, also collateralized by loans. As of December 31, 2021, the Bank did not have any borrowings outstanding on these lines. The details of these categories are presented below:

	As of or for the year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	19,958	27,322	129,031
Maximum month-end balance	300,000	140,000	300,000
Weighted average rate during the year	0.25%	0.72%	2.43%
Rate at December 31	0.25%	0.25%	1.50%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$82
Average during the year	41	49	90
Maximum month-end balance	42	82	93
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

3. Guaranteed preferred beneficiary interest in the Company’s subordinated debt

As of December 31, 2021, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III. In each case, the Company owns all the common securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear a floating rate of interest equal to 3-month LIBOR plus 3.25%.

As of December 31, 2021, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

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

Note J—Shareholders’ Equity

In 2020, the Company’s Board of Directors (“the “Board”) authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”). Under the Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company was authorized and did repurchase $10.0 million in each quarter of 2021. During the twelve months ended December 31, 2021, the Company repurchased 1,835,061 shares of its common stock in the open market under the 2021 Common Stock Repurchase Program at an average cost of $21.80 per share. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

On October 20, 2021, the Board approved a revised stock repurchase program for the upcoming 2022 fiscal year (the “2022 Common Stock Repurchase Program”). The Company may repurchase up to $15.0 million in value of the Company’s common stock per fiscal quarter in 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $1.6 million, $1.7 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2021, 2020 and 2019. The actuarial assumptions as of December 31, 2021, 2020 and 2019 reflected respective discount rates of 2.12%, 1.59% and 2.62% with a monthly benefit of $25,000. Projected payouts for each of the next three years are $300,000 per year, $266,000 and $254,000 for years four and five and $1.1 million for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2021. The Company’s related expense was $300,000, $465,000 and $357,000, respectively, for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company had accrued $3.3 million for potential future payouts.

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

	For the years ended
	December 31,
	2021	2020	2019
	(in thousands)
Current tax provision
Federal	$22,364	$21,816	$14,407
State	9,958	7,222	5,212
	32,322	29,038	19,619
Deferred tax provision (benefit)
Federal	1,564	(966)	1,382
State	(162)	(384)	225
	1,402	(1,350)	1,607
	$33,724	$27,688	$21,226

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2021, 2020 and 2019, are as follows:

	For the years ended
	December 31,
	2021	2020	2019
	(in thousands)

Computed tax expense at statutory rate	$30,275	$22,740	$15,224
State taxes	7,704	5,363	4,140
Tax-exempt interest income	(566)	(517)	(467)
Meals and entertainment	24	24	97
Civil money penalty	—	—	1,870
Other net (deductible) nondeductible items	(3,762)	254	263
Valuation allowance - domestic	(1,446)	587	—
Other	1,495	(763)	99
	$33,724	$27,688	$21,226

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$4,031	$3,544
Non-accrual interest	1,613	1,412
Deferred compensation	697	697
State taxes	1,857	1,695
Nonqualified stock options	1,031	1,954
Capital loss limitations	4,158	4,158
Tax deductible goodwill	1,365	2,134
Partnership interest, Walnut St basis difference	13,737	12,153
Operating lease liabilities	2,156	2,790
Fair value adjustment to investments	817	808
Loan charges	3,351	3,606
Other	544	1,081
Total gross deferred tax assets	35,357	36,032
Federal and state valuation allowance	(16,903)	(15,457)
Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	2,207	6,550
Discount on Class A notes	92	92
Depreciation	1,743	1,671
Right of use asset	1,745	2,505
Total deferred tax liabilities	5,787	10,818
Net deferred tax asset	$12,667	$9,757

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. If that threshold is not met, a valuation allowance is established against the deferred tax asset. The federal and state valuation allowance at December 31, 2021 and 2020, respectively, was $16.9 million and $15.5 million and resulted from Walnut Street assets, primarily because related capital losses will likely be non-deductible.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2021	2020	2019
	(in thousands)
Beginning balance at January 1	$338	$338	$338
Decreases in tax provisions for prior years	—	—	—
Gross unrecognized tax benefits at December 31	$338	$338	$338

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2021. The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2018 remain subject to examination by the federal authorities, and 2017 and after remain subject to examination by most state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

On December 27, 2020, the Consolidated Appropriations Act 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The legislation did not have a material impact on the Company’s tax position. On March 11, 2021 the American Rescue Plan Act of 2021, which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax provision.

Note M—Stock-Based Compensation.

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Stock Based Compensation.” The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At December 31, 2021, the Company had four active stock-based compensation plans.

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

In May 2018, the Company adopted an Equity Incentive Plan (“the 2018 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan. The option term may not exceed 10 years from the date of the grant. Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan, but none remain. Restricted stock units may also be granted under the 2018 Plan with conditions similar to those for options.

In May 2013, the Company adopted a Stock Option and Equity Plan (“the 2013 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2013 Plan. The option term may not exceed 10 years from the date of the grant. An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 2,200,000 shares of common stock were originally reserved for issuance under the 2013 Plan, but none remain. Restricted stock units may also be granted under the 2013 Plan with conditions similar to those for options.

In May 2011, the Company adopted a Stock Option and Equity Plan (“the 2011 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2011 Plan. The option term may not exceed 10 years from the date of the grant. An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,400,000 shares of common stock were originally reserved for issuance under the 2011 Plan, but none remain.

The Company granted 100,000 stock options with a vesting period of four years during 2021 with a weighted average grant-date fair value of $8.51. The Company granted 300,000 stock options with a vesting period of four years during 2020 with a weighted average grant-date fair value of $3.02. The Company granted 65,104 stock options with a vesting period of four years during 2019 with a weighted average grant-date fair value of $3.84. The total common stock options exercised in 2021, 2020 and 2019 were 633,966, 99,000 and 30,000, respectively.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2021	1,161,604	$7.62	4.75	$7,001,843
Granted	100,000	18.81	9.12	650,000
Exercised	(633,966)	7.61	—	11,608,275
Expired	—	—	—	—
Forfeited	(77,534)	—	—	—
Outstanding at December 31, 2021	550,104	9.67	7.17	8,603,191
Exercisable at December 31, 2021	192,552	$8.38	4.76	$3,259,270

The Company granted 313,697 RSUs in 2021 of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in 2021 had a fair value of $18.81 per unit. The Company granted 1,531,702 RSUs in 2020 of which 1,387,602 have a vesting period of two years and nine months and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in 2020 had a fair value of $6.87 per unit. The Company granted 930,831 RSUs in 2019 of which 863,331 had a vesting period of three years and 67,500 had a vesting period of one year. At issuance, the 930,831 RSUs granted in 2019 had a fair value of $8.57 per unit.

A summary of the Company’s restricted stock units is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2021	1,787,943	$7.49	1.50
Granted	313,697	18.81	1.77
Vested	(1,021,029)	7.69	—
Forfeited	(50,487)	9.27	—
Outstanding at December 31, 2021	1,030,124	$10.49	1.17

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2021, and changes during the year then ended, is presented below:

		Weighted-average
		grant date
	Options	fair value
Non-Vested at January 1, 2021	348,828	$3.13
Granted	100,000	8.51
Vested	(91,276)	3.17
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2021	357,552	$4.63

There were 1,732,529 options exercised and restricted stock units vested in 2021, 710,111 options exercised and restricted stock units vested in 2020 and 494,430 options exercised and restricted stock units vested in 2019. The total intrinsic value of the options exercised and stock units vested in 2021, 2020 and 2019 was $35.5 million, $7.1 million and $4.4 million, respectively. The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2021 was $10.5 million.

As of December 31, 2021, there was a total of $7.3 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.2 years. Related compensation expense for the years ended December 31, 2021, 2020 and 2019 was $8.6 million, $6.4 million and $5.7 million respectively, and the related tax benefits recognized were $1.8 million, $1.4 million and $1.2 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2021	2020	2019
Risk-free interest rate	1.19%	0.68%	2.63%
Expected dividend yield	—	—	—
Expected volatility	45.6%	45.2%	41.8%
Expected lives (years)	6.3	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2021 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of December 31, 2021 and December 31, 2020, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2021, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features. At December 31, 2021 and 2020, loans to these related parties amounted to $5.2 million and $4.7 million, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.9 million in 2021, $1.7 million in 2020 and $1.1 million in 2019 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities. The lease for its Wilmington, Delaware operations facility and its Crofton, Maryland business leasing office expire in 2025. The lease for its Westmont (suburban Chicago), Illinois SBL office expires in 2026. The occupied New York and Norristown sites are, respectively, loan administration and leasing offices, and the leases will expire in 2024 and 2025, respectively. The Morrisville, North Carolina SBL loan office lease also expires in 2024. The Company also has leases for leasing business development offices in New Jersey and Pennsylvania that expire in 2022, and leases for SBL and leasing business development offices in Utah and Washington state that expire at various times through 2022. The Company’s lease in South Dakota for its prepaid and debit card division expires in 2023. The Company has signed a lease for office space to relocate those offices to a development under construction in Sioux Falls, South Dakota, with expected occupancy in 2023.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2022	$2,908
2023	2,598
2024	2,537
2025	1,606
2026	28
Thereafter	—
$9,677

Rent and related expense for the years ended December 31, 2021, 2020 and 2019 were approximately $3.6 million, $4.1 million and $5.0 million net of sublease rentals of approximately $729,000, $848,000 and $586,300, respectively.

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

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its

CMBS business. The plaintiffs seek damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). The Company is vigorously defending these matters. On June 11, 2021, the Company filed a consolidated motion to dismiss in each case. On February 25, 2022, the court granted the Company’s motion in part, dismissing McGlynn’s claims in entirety and most of Barker and Kamai’s claims. The sole claims remaining are Barker and Kamai’s breach of implied contract claims related to an unpaid bonus, for which they seek $2,000,000 and $300,000, respectively. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services v. The Bancorp Bank. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The complaint in the matter primarily arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. Cachet seeks approximately $150 million in damages and disallowance of the Bank’s proof of claim. The Bank has not been served with the complaint to date but intends to vigorously defend against Cachet’s claims. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court. The motion is still pending. Given the early stage of the lawsuit, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2021	2020
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,154,352	$2,163,331
Standby letters of credit	1,698	1,829
	$2,156,050	$2,165,160

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. CECL accounting guidance requires the establishment of an allowance for loss on such unfunded instruments. To establish that allowance, the Company generally utilizes the same methodologies as it does to establish allowances on outstanding loans, adjusted for estimated usage as appropriate.

Note Q—Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities although it sold loans in 2019 and prior years, and may do so in the future. For fair value disclosure purposes, the Company utilized the fair value measurement criteria of ASC 820, Fair Value Measurements and Disclosures.

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels in 2020, 2019 and 2018, consisted only of transfers resulting from the availability or non-availability of third-party pricing for CRE securities from the Company’s securitizations, see Note E. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures,” as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the FRB, had recorded values of $601.8 million and $345.5 million at December 31, 2021 and 2020, respectively, which approximated fair values.

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

Commercial loans, at fair value are comprised of commercial real estate loans and SBA loans which had been previously originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis.

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

Investment in unconsolidated entity - On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, WS 2014. The fair value of the notes issued to the Bank by WS 2014 was initially established by the sales price and subsequently marked to fair value based upon discounted cash flow analysis. At December 31, 2020, the cash flows were modeled using a discount rate of 3.93%, based on market indications. A constant default rate on cash flowing loans of 1%, net of recoveries, was utilized. As described in Note H, this entity was dissolved in 2021.

Assets held-for-sale from discontinued operations as of December 31, 2021 and December 31, 2020 are held at the lower of cost basis or market value. For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate based on a market adjusted rate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

Deposits (comprised of interest and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short term borrowings outstanding at December 31, 2021 or 2020.

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

	December 31, 2021
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$953,709	$953,709	$—	$934,678	$19,031
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,326,836	1,326,836	—	—	1,326,836
Loans, net of deferred loan fees and costs	3,747,224	3,745,548	—	—	3,745,548
Assets held-for-sale from discontinued operations	82,191	82,191	—	—	82,191
Interest rate swaps, liability	553	553	—	553	—
Demand and interest checking	5,561,365	5,561,365	—	5,561,365	—
Savings and money market	415,546	415,546	—	415,546	—
Senior debt	98,682	101,980	—	101,980	—
Subordinated debentures	13,401	8,815	—	—	8,815
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2020
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$1,206,164	$1,206,164	$—	$1,027,213	$178,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	—	—	1,368
Commercial loans, at fair value	1,810,812	1,810,812	—	—	1,810,812
Loans, net of deferred loan fees and costs	2,652,323	2,650,613	—	—	2,650,613
Investment in unconsolidated entity	31,294	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	113,650	—	—	113,650
Interest rate swaps, liability	2,223	2,223	—	2,223	—
Demand and interest checking	5,205,010	5,205,010	—	5,205,010	—
Savings and money market	257,050	257,050	—	257,050	—
Senior debt	98,314	104,111	—	104,111	—
Subordinated debentures	13,401	9,102	—	—	9,102
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$37,302	$—	$37,302	$—
Asset-backed securities	360,418	—	360,418	—
Obligations of states and political subdivisions	52,137	—	52,137	—
Residential mortgage-backed securities	184,301	—	184,301	—
Collateralized mortgage obligation securities	61,861	—	61,861	—
Commercial mortgage-backed securities	251,076	—	238,659	12,417
Corporate debt securities	6,614	—	—	6,614
Total investment securities, available-for-sale	953,709	—	934,678	19,031
Commercial loans, at fair value	1,326,836	—	—	1,326,836
Assets held-for-sale from discontinued operations	82,191	—	—	82,191
Interest rate swaps, liability	553	—	553	—
	$2,362,183	$—	$934,125	$1,428,058

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	.
Investment securities, available-for-sale
U.S. Government agency securities	$47,197	$—	$47,197	$—
Asset-backed securities	238,361	—	238,361	—
Obligations of states and political subdivisions	56,354	—	56,354	—
Residential mortgage-backed securities	266,583	—	266,583	—
Collateralized mortgage obligation securities	148,530	—	148,530	—
Commercial mortgage-backed securities	367,280	—	270,188	97,092
Corporate debt securities	81,859	—	—	81,859
Total investment securities, available-for-sale	1,206,164	—	1,027,213	178,951
Commercial loans, at fair value	1,810,812	—	—	1,810,812
Investment in unconsolidated entity	31,294	—	—	31,294
Assets held-for-sale from discontinued operations	113,650	—	—	113,650
Interest rate swaps, liability	2,223	—	2,223	—
	$3,159,697	$—	$1,024,990	$2,134,707

The Company’s Level 3 asset activity for the categories shown for the years 2021 and 2020 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Beginning balance	$178,951	$117,333	$1,810,812	$1,180,546
Transfers from investment in unconsolidated entity	—	—	22,926	—
Reclass of held-to-maturity securities to available-for-sale	—	85,151	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	(44)	—	13,214	(1,883)
Included in other comprehensive loss	(1,422)	(2,121)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	127,765	721,590
Settlements	(158,454)	(21,412)	(647,881)	(89,441)
Ending balance	$19,031	$178,951	$1,326,836	$1,810,812

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(2,133)	$(3,567)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Beginning balance	$31,294	$39,154	$113,650	$140,657
Transfers to commercial loans, at fair value	(22,926)	—	—	—
Transfers to other real estate owned	(2,145)	—	—	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(45)	1,102	(3,326)
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	5,222	4,942
Sales	—	—	(2,020)	(1,482)
Settlements	(6,223)	(7,815)	(35,750)	(26,846)
Charge-offs	—	—	(13)	(295)
Ending balance	$—	$31,294	$82,191	$113,650

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$(45)	$566	$(2,664)

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	December 31, 2021	December 31, 2020
Beginning balance	$—	$—
Transfers from investment in unconsolidated entity	2,145	—
Sales	(615)	—
Ending balance	$1,530	$—

Information related to fair values of level 3 balance sheet categories is as follows.

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2021	Valuation techniques	Unobservable inputs	December 31, 2021	December 31, 2021

Commercial mortgage-backed investment
security (a)	$12,417	Discounted cash flow	Discount rate	8.00%	8.00%
Insurance liquidating trust preferred security (b)	6,614	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	3,745,548	Discounted cash flow	Discount rate	1.00% - 7.00%	3.70%

Commercial - SBA (d)	199,585	Discounted cash flow	Discount rate	1.04%- 2.12%	$103.40
Non-SBA CRE - fixed (e)	79,864	Discounted cash flow	Discount rate	5.31%-7.43%	6.26%
Non-SBA CRE - floating (f)	1,047,387	Discounted cash flow	Discount rate	3.96%-10.20%	4.96%
Commercial loans, at fair value	1,326,836

Assets held-for-sale from discontinued operations (g)	82,191	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%

Subordinated debentures (h)	8,815	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned (i)	1,530	Appraised value	N/A	N/A	N/A

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2020	Valuation techniques	Unobservable inputs	December 31, 2020	December 31, 2020

Commercial mortgage backed investment
securities	$97,092	Discounted cash flow	Discount rate	3.68%-8.30%	4.62%
Insurance liquidating trust preferred security	6,765	Discounted cash flow	Discount rate	6.61%	6.61%
Corporate debt securities	75,094	Traders' pricing	Price indications	$100.13	$100.13
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,368	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	2,650,613	Discounted cash flow	Discount rate	1.00% - 6.36%	2.82%

Commercial - SBA	243,562	Traders' pricing	Offered quotes	$100.00 - $117.80	$105.60
Non-SBA CRE - fixed	87,288	Discounted cash flow	Discount rate	5.16%-7.32%	6.03%
Non-SBA CRE - floating	1,479,962	Discounted cash flow	Discount rate	3.96% -9.70%	4.91%
Commercial loans, at fair value	1,810,812

Investment in unconsolidated entity	31,294	Discounted cash flow	Discount rate	3.93%	3.93%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations	113,650	Discounted cash flow	Discount rate,	2.55%-6.83%	4.15%
			Credit analysis
Subordinated debentures	9,102	Discounted cash flow	Discount rate	6.61%	6.61%

The valuations for each of the instruments above, as of the balance sheet date, are sensitive to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages at December 31, 2021 were calculated using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the value of subordinated debentures are a disclosure item, without impact on the financial statements. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are also a disclosure item, without impact on the financial statements. The notes below refer to the December 31, 2021 table.

a)Commercial mortgage-backed investment security, consisting of a single Bank issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value.

b)Insurance liquidating trust preferred security is a single debenture which is valued using discounted cash flow analysis. The discount rate used is based on the market rate on comparable relatively illiquid instruments and credit analysis. A change in the liquidating trust’s ability to repay the note, or an increase in interest rates, particularly for privately placed debentures, would affect the discount rate and thus the valuation. As a single security, the weighted average rate shown is the actual rate applied to the security.

c)Loans, net of deferred fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At December 31, 2021, the balance included $44.8 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

d)Commercial-SBA Loans are comprised of the government guaranteed portion of SBA insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults.

e)Non-SBA CRE-fixed are fixed rate non-SBA commercial real estate mortgages. Discount rates used in applying discounted cash flow analysis utilize input from an independent valuation consultant based upon loan terms, the general level of interest rates and the quality of the credit. Certain of these loans are fair valued by a third party, based upon discounting at market rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

f)Non-SBA CRE-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued internally using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. Certain of these loans are fair valued by a third party, based upon discounting at market rates for similar loans.

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

i)For other real estate owned, fair value is based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2021 and 2020 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$3,005	$—	$—	$3,005
Other real estate owned	1,530	—	—	1,530
Intangible assets	2,447	—	—	2,447
	$6,982	$—	$—	$6,982

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$9,578	$—	$—	$9,578
Intangible assets	2,845	—	—	2,845
	$12,423	$—	$—	$12,423

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At December 31, 2021, principal on loans individually evaluated for an allowance for credit losses, and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $3.0 million. To arrive at that fair value, related loan principal of $4.0 million was reduced by specific allowances of $1.0 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2021, were troubled debt restructured loans with a balance of $1.5 million which had specific allowances of $476,000. At December 31, 2020, principal on loans individually evaluated for an allowance for credit losses and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $9.6 million. To arrive at that fair value, related loan principal of $12.8 million was reduced by specific allowances of $3.2 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2020, were troubled debt restructured loans with a balance of $1.6 million which had specific allowances of $467,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The Company had $1.5 million of other real estate owned at December 31, 2021 and no other real estate owned at December 31, 2020 in continuing operations.

Note R –Derivatives

The Company has utilized derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of December 31, 2021, the Company had entered into three interest rate swap agreements with an aggregate notional amount of $21.3 million. Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR. The Company recorded a gain of $1.7 million, a loss of $2.0 million and a loss of $1.9 million for the years ended December 31, 2021 and 2020 and 2019, respectively, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. At December 31, 2021, the amount payable by the Company under these swap agreements was $553,000. At December 31, 2021 and 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.3 million and $2.8 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2021 are summarized below (in thousands):

	December 31, 2021
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	$6,800	2.16%	0.22%	$(233)
December 24, 2025	8,200	2.17%	0.21%	(287)
July 20, 2026	6,300	1.44%	0.13%	(33)
Total	$21,300			$(553)

The $553,000 fair value loss position of the outstanding derivatives at December 31, 2021 as detailed in the above table, was recorded in other liabilities on the consolidated balance sheet.

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
Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient, but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits from the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock, and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

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
	(dollars in thousands)
As of December 31, 2021
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$661,656	15.13%	$349,923	>=8.00	N/A	N/A
The Bancorp Bank	695,450	15.88%	349,897	8.00	437,371	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	643,850	14.72%	262,442	>=6.00	N/A	N/A
The Bancorp Bank	677,644	15.48%	262,423	6.00	349,897	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	643,850	10.40%	247,722	>=4.00	N/A	N/A
The Bancorp Bank	677,644	10.98%	247,630	4.00	309,537	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	643,850	14.72%	174,962	>=4.00	N/A	N/A
The Bancorp Bank	677,644	15.48%	196,817	4.50	284,291	>= 6.50%

As of December 31, 2020
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$577,092	14.84%	$311,045	>=8.00	N/A	N/A
The Bancorp Bank	571,220	14.68%	311,148	8.00	388,935	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	561,010	14.43%	233,284	>=6.00	N/A	N/A
The Bancorp Bank	555,138	14.27%	233,361	6.00	311,148	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	561,010	9.20%	243,941	>=4.00	N/A	N/A
The Bancorp Bank	555,138	9.11%	243,843	4.00	304,804	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	561,010	14.43%	155,523	>=4.00	N/A	N/A
The Bancorp Bank	555,138	14.27%	175,021	4.50	252,808	>= 6.50%

As of December 31, 2021, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations. These orders were resolved and concluded in 2020.

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets
Cash and due from banks	$68,383	$111,267
Investment in subsidiaries	686,248	575,293
Other assets	11,324	8,160
Total assets	$765,955	$694,720

Liabilities and stockholders' equity
Other liabilities	$1,418	$1,841
Senior debt	98,682	98,314
Subordinated debentures	13,401	13,401
Stockholders' equity	652,454	581,164
Total liabilities and stockholders' equity	$765,955	$694,720

Condensed Statements of Operations

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Income
Other income	$—	$1	$—
Total income	—	1	—

Expense
Interest on subordinated debentures	449	524	750
Interest on senior debt	5,118	1,913	—
Non-interest expense	9,266	7,486	6,721
Total expense	14,833	9,923	7,471
Income tax benefit	(3,114)	—	—
Equity in undistributed income of subsidiaries	122,372	90,006	59,030
Net income available to common shareholders	$110,653	$80,084	$51,559

Condensed Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net income	$110,653	$80,084	$51,559
Net amortization of investment securities discounts/premiums	368	—	—
(Increase) decrease in other assets	(3,164)	484	724
(Decrease) increase in other liabilities	(423)	1,810	(4)
Stock based compensation expense	8,626	6,429	5,689
Equity in undistributed income	(122,372)	(90,006)	(59,030)
Net cash used in operating activities	(6,312)	(1,199)	(1,062)

Financing activities
Proceeds from the exercise of common stock options	3,428	866	258
Proceeds of senior debt offering	—	98,314	—
Repurchases of common stock	(40,000)	—	—
Net cash (used in) provided by financing activities	(36,572)	99,180	258
Net (decrease) increase in cash and cash equivalents	(42,884)	97,981	(804)
Cash and cash equivalents, beginning of year	111,267	13,286	14,090
Cash and cash equivalents, end of year	$68,383	$111,267	$13,286

Note U—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its Philadelphia commercial lending operations, as described in Note V- Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes small business (primarily SBA loans), direct lease financing, security and insurance backed lines of credit, investment advisor financing, real estate bridge lending and deposits generated by those business lines. In 2019, specialty finance included commercial mortgage loan sales and securitizations, prior to their cessation. Payments include prepaid and debit cards, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$191,867	$—	$30,248	$—	$222,115
Interest allocation	—	30,248	(30,248)	—	—
Interest expense	963	4,162	6,114	—	11,239
Net interest income (loss)	190,904	26,086	(6,114)	—	210,876
Provision for credit losses	3,110	—	—	—	3,110
Non-interest income	22,331	82,343	75	—	104,749
Non-interest expense	67,263	69,716	31,371	—	168,350
Income (loss) from continuing operations before taxes	142,862	38,713	(37,410)	—	144,165
Income tax expense	—	—	33,724	—	33,724
Income (loss) from continuing operations	142,862	38,713	(71,134)	—	110,441
Income from discontinued operations	—	—	—	212	212
Net income (loss)	$142,862	$38,713	$(71,134)	$212	$110,653

	For the year ended December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$170,847	$—	$39,935	$—	$210,782
Interest allocation	—	39,935	(39,935)	—	—
Interest expense	1,024	8,690	6,202	—	15,916
Net interest income (loss)	169,823	31,245	(6,202)	—	194,866
Provision for credit losses	6,352	—	—	—	6,352
Non-interest income	678	83,751	188	—	84,617
Non-interest expense	68,244	68,379	28,224	—	164,847
Income (loss) from continuing operations before taxes	95,905	46,617	(34,238)	—	108,284
Income tax expense	—	—	27,688	—	27,688
Income (loss) from continuing operations	95,905	46,617	(61,926)	—	80,596
Loss from discontinued operations	—	—	—	(512)	(512)
Net income (loss)	$95,905	$46,617	$(61,926)	$(512)	$80,084

	For the year ended December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$126,814	$—	$52,755	$—	$179,569
Interest allocation	—	52,755	(52,755)	—	—
Interest expense	1,429	28,971	7,881	—	38,281
Net interest income (loss)	125,385	23,784	(7,881)	—	141,288
Provision for credit losses	4,400	—	—	—	4,400
Non-interest income	29,140	74,742	245	—	104,127
Non-interest expense	63,884	67,884	36,753	—	168,521
Income (loss) from continuing operations before taxes	86,241	30,642	(44,389)	—	72,494
Income tax expense	—	—	21,226	—	21,226
Income (loss) from continuing operations	86,241	30,642	(65,615)	—	51,268
Income from discontinued operations	—	—	—	291	291
Net income (loss)	$86,241	$30,642	$(65,615)	$291	$51,559

	December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,099,388	$41,593	$1,620,067	$82,191	$6,843,239
Total liabilities	$329,372	$5,312,115	$549,298	$—	$6,190,785

	December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$4,491,768	$32,976	$1,638,447	$113,650	$6,276,841
Total liabilities	$304,908	$4,877,674	$513,095	$—	$5,695,677

Note V—Discontinued Operations

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2021, 2020 and 2019. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2021	2020	2019
		(in thousands)
Interest income	$3,096	$4,222	$6,710
Interest expense	—	—	—
Net interest income	3,096	4,222	6,710

Non-interest income	99	21	34
Non-interest expense	2,907	8,059	6,234

Income (loss) before taxes	288	(3,816)	510
Income tax (benefit) expense	76	(3,304)	219
Net income (loss)	$212	$(512)	$291

	December 31,	December 31,
	2021	2020
	(in thousands)
Loans, net	$64,141	$91,316
Other real estate owned	18,050	22,334
Total assets	$82,191	$113,650

Non-interest expense for the years ended December 31, 2021, 2020 and 2019, reflected a gain of $1.5 million for 2021, and losses of $520,000 and $2.0 million, respectively, of fair value and realized gains (losses) on loans. For those respective years, it also reflected respective expenses and losses of $2.8 million, $5.5 million and $1.5 million related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discounted cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans.

Since the discontinuance of operations in 2014, the Company has securitized or sold related loans, and the approximate $1.1 billion in book value of loans has been reduced to $64.1 million at December 31, 2021. The Company continues to pursue additional loan and other collateral dispositions.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of December 31, 2021.  Their report dated March 1, 2022 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2022

Item 9B. Other Information

The Company’s wholly-owned subsidiary, The Bancorp Bank (“Bank”),  has notified the Office of the Comptroller of the Currency (“OCC”) that it intends to file an application to convert the Bank’s state charter to a federal charter and also intends to file an interim bank merger application in order to relocate the Bank’s headquarters from Wilmington, Delaware to Sioux Falls, South Dakota, while retaining a location in Wilmington, Delaware. If the referenced applications are approved by the OCC in accordance with its regulatory requirements, the Bank will begin to operate as a national bank headquartered in Sioux Falls, South Dakota, the location of the Bank’s payments operations and other core business and internal control functions, and a site more geographically proximate to many fintech-related entities and their regulators. The timeline for completion of the charter conversion and geographic relocation are dependent on completion of the OCC’s review and approval process which is projected to be sometime in late Q3, 2022.  Upon conversion, the Bank will be regulated by the OCC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in our 2022 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in our 2022 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in our 2022 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in our 2022 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in our 2022 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2021 and 2020

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2021

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2021

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2021

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (10)
3.1.3	Amendment to Certificate of Incorporation filed June 1, 2016 (10)
3.2	Amended and Restated Bylaws (11)
4.1	Description of the Registrant’s Securities*
4.2	Specimen stock certificate (1)
4.3	Indenture for Senior Debt Securities dated as of August 13, 2020(2)
4.4	First Supplemental Indenture for 4.750% Senior Notes due 2025 dated as of August 13, 2020(2)
10.1	Stock Option and Equity Plan of 2011 (4)+
10.2	Form of Grant of Nonqualified Stock Option under the 2011 Plan (3)+
10.3	Form of Restricted Stock Unit Award Agreement (5)+
10.4.1	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (6)+
10.4.2	Amendment One to Stock Option and Equity Plan of 2013 (7)+
10.5	Form of Grant of Stock Option under the 2013 Plan (8)+
10.6	Form of Grant of Stock Award under the 2013 Plan (8)+
10.7.1	The Bancorp, Inc. 2018 Equity Incentive Plan (9)+
10.7.2	First Amendment to The Bancorp, Inc. 2018 Equity Incentive Plan (9)+
10.8	Form of Restricted Stock Unit Award Agreement (9)+
10.14	Asset Purchase Agreement dated as of July 10, 2018 (12)
10.15	The Bancorp, Inc. 2020 Equity Incentive Plan (13)
10.16	Form of Non-Qualified Stock Option Award (13)
10.17	Form on Non-Qualified Stock Option Award (non-employee directors) (13)
10.18	Form of Restricted Stock Award (13)
10.19	Letter Agreement with Daniel G. Cohen (14)+

21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *
101.SCH	Inline XBRL Schema Document **
101.CAL	Inline XBRL Calculation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
101.LAB	Inline XBRL Labels Linkbase Document **
101.PRE	Inline XBRL Presentation Linkbase Document **
101.INS	Inline XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 is formatted in Inline XBRL.

*	Filed herewith.
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

+	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed August 13, 2020, and by this reference incorporated herein (File No. 000-51018).
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed March 23, 2011, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein (File No. 000-51018).
(7)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2018, and by this reference incorporated herein (File No. 000-51018).
(8)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein (File No. 000-51018).
(9)	Filed previously as an exhibit to our current report on Form 8-K/A filed May 17, 2018, and by this reference incorporated herein (File No. 000-51018).
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(11)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).
(12)	Filed previously as an exhibit to our current report on Form 8-K filed July 10, 2018, and by this reference incorporated herein (File No. 000-51018).
(13) (14)

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

       The Bancorp, Inc

March 1, 2022	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	March 1, 2022
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ James J. McEntee III	Director	March 1, 2022
JAMES J. MCENTEE III

/s/ Michael J. Bradley	Director	March 1, 2022
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 1, 2022
MATTHEW COHN

/s/ William H. Lamb	Director	March 1, 2022
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	March 1, 2022
HERSH KOZLOV

/s/ John Eggemeyer	Director	March 1, 2022
JOHN EGGEMEYER

/s/ Daniela A. Mielke	Director	March 1, 2022
DANIELA A. MIELKE

/s/ Stephanie B. Mudick	Director	March 1, 2022
STEPHANIE B. MUDICK
/s/ Cheryl D. Creuzot	Director	March 1, 2022
CHERYL D. CREUZOT

/s/ Paul Frenkiel	Chief Financial Officer and Secretary	March 1, 2022
PAUL FRENKIEL	(principal financial and accounting officer)