Form 10-Q
period 2022-03-31
Bancorp, Inc.
filed 2022-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 3, 2022, there were 56,572,318 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,399	$5,382
Interest earning deposits at Federal Reserve Bank	662,827	596,402
Total cash and cash equivalents	674,226	601,784

Investment securities, available-for-sale, at fair value	907,338	953,709
Commercial loans, at fair value (includes $0 and $61.6 million of loans held for sale at lower of cost or fair value at March 31, 2022 and December 31, 2021, respectively)	1,180,885	1,388,416
Loans, net of deferred loan fees and costs	4,164,298	3,747,224
Allowance for credit losses	(19,051)	(17,806)
Loans, net	4,145,247	3,729,418
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663
Premises and equipment, net	16,314	16,156
Accrued interest receivable	17,284	17,871
Intangible assets, net	2,348	2,447
Other real estate owned	18,873	18,873
Deferred tax asset, net	18,521	12,667
Assets held-for-sale from discontinued operations	—	3,268
Other assets	99,961	96,967
Total assets	$7,082,660	$6,843,239

LIABILITIES
Deposits
Demand and interest checking	$5,506,083	$5,561,365
Savings and money market	722,240	415,546
Total deposits	6,228,323	5,976,911

Securities sold under agreements to repurchase	42	42
Senior debt	98,774	98,682
Subordinated debentures	13,401	13,401
Other long-term borrowings	39,318	39,521
Other liabilities	50,507	62,228
Total liabilities	6,430,365	6,190,785

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,155,028 and 57,370,563
shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	57,155	57,371
Additional paid-in capital	336,604	349,686
Retained earnings	268,072	239,106
Accumulated other comprehensive (loss) income	(9,536)	6,291
Total shareholders' equity	652,295	652,454

Total liabilities and shareholders' equity	$7,082,660	$6,843,239

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
	(in thousands, except per share data)
Interest income
Loans, including fees	$50,591	$47,904
Investment securities:
Taxable interest	4,891	8,808
Tax-exempt interest	25	28
Interest earning deposits	347	183
	55,854	56,923
Interest expense
Deposits	1,606	1,766
Short-term borrowings	—	8
Senior debt	1,279	1,279
Subordinated debentures	116	113
	3,001	3,166
Net interest income	52,853	53,757
Provision for credit losses	1,507	822
Net interest income after provision for credit losses	51,346	52,935

Non-interest income
ACH, card and other payment processing fees	1,984	1,796
Prepaid, debit card and related fees	18,652	19,208
Net realized and unrealized gains
on commercial loans, at fair value	3,383	1,996
Leasing related income	973	965
Other	120	109
Total non-interest income	25,112	24,074

Non-interest expense
Salaries and employee benefits	23,848	25,658
Depreciation and amortization	795	709
Rent and related occupancy cost	1,289	1,250
Data processing expense	1,189	1,126
Printing and supplies	86	66
Audit expense	362	363
Legal expense	794	2,054
Amortization of intangible assets	99	99
FDIC insurance	974	2,380
Software	3,864	3,684
Insurance	1,064	745
Telecom and IT network communications	374	405
Consulting	303	264
Other	3,311	3,080
Total non-interest expense	38,352	41,883
Income from continuing operations before income taxes	38,106	35,126
Income tax expense	9,140	9,066
Net income from continuing operations	$28,966	$26,060
Discontinued operations
Loss from discontinued operations before income taxes	—	(124)
Income tax benefit	—	(29)
Loss from discontinued operations, net of tax	—	(95)
Net income	$28,966	$25,965

Net income per share from continuing operations - basic	$0.51	$0.45
Net income (loss) per share from discontinued operations - basic	$—	$—
Net income per share - basic	$0.51	$0.45

Net income per share from continuing operations - diluted	$0.50	$0.44
Net income (loss) per share from discontinued operations - diluted	$—	$—
Net income per share - diluted	$0.50	$0.44

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2022	2021
	(in thousands)

Net income	$28,966	$25,965
Other comprehensive loss, net of reclassifications into net income:

Other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(21,686)	(4,243)
Reclassification adjustments for losses included in income	6	7
Other comprehensive loss	(21,680)	(4,236)

Income tax benefit related to items of other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(5,855)	(1,147)
Reclassification adjustments for losses included in income	2	2
Income tax benefit related to items of other comprehensive loss	(5,853)	(1,145)

Other comprehensive loss, net of tax and reclassifications into net income	(15,827)	(3,091)
Comprehensive income	$13,139	$22,874

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2022
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	loss	Total

Balance at January 1, 2022	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	28,966	—	28,966
Common stock issued from option exercises,
net of tax benefits	27,818	27	57	—	—	84
Common stock issued from restricted units,
net of tax benefits	284,040	284	(284)	—	—	—
Stock-based compensation	—	—	1,618	—	—	1,618
Common stock repurchases	(527,393)	(527)	(14,473)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(15,827)	(15,827)
Balance at March 31, 2022	57,155,028	$57,155	$336,604	$268,072	$(9,536)	$652,295

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2022	2021
	(in thousands)
Operating activities
Net income from continuing operations	$28,966	$26,060
Net loss from discontinued operations, net of tax	—	(95)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	894	808
Provision for credit losses	1,507	822
Net amortization of investment securities discounts/premiums	547	880
Stock-based compensation expense	1,618	2,261
Gain on commercial loans, at fair value	(3,337)	(1,353)
Gain from discontinued operations	—	(126)
Change in fair value of commercial loans, at fair value	1,202	658
Change in fair value of derivatives	(1,068)	(1,121)
Loss on sales of investment securities	6	7
Decrease in accrued interest receivable	587	294
Increase in other assets	(1,369)	(6,037)
Decrease in other liabilities	(11,168)	(3,320)
Net cash provided by operating activities	18,385	19,738

Investing activities
Purchase of investment securities available-for-sale	(7,418)	(56,662)
Proceeds from redemptions and prepayments of securities available-for-sale	31,647	125,456
Sale of repossessed assets	284	528
Net increase in loans	(353,817)	(175,204)
Net decrease in discontinued loans held-for-sale	—	6,079
Commercial loans, at fair value originated or drawn during the period	(5,826)	(30,025)
Payments on commercial loans, at fair value	153,709	60,578
Purchases of premises and equipment	(1,018)	(331)
Change in receivable from investment in unconsolidated entity	—	(10)
Return of investment in unconsolidated entity	—	247
Decrease in discontinued assets held-for-sale	—	772
Net cash used in investing activities	(182,439)	(68,572)

Financing activities
Net increase in deposits	251,412	1,459,441
Proceeds from the issuance of common stock	84	465
Repurchases of common stock	(15,000)	(10,000)
Net cash provided by financing activities	236,496	1,449,906

Net increase in cash and cash equivalents	72,442	1,401,072

Cash and cash equivalents, beginning of period	601,784	345,515

Cash and cash equivalents, end of period	$674,226	$1,746,587

Supplemental disclosure:
Interest paid	$4,208	$4,768
Taxes paid	$1,946	$1,159
Non-cash investing and financing activities
Transfer of loans from discontinued operations	$61,580	$—
Transfer of real estate owned from discontinued operations	$17,343	$—
Leased vehicles transferred to repossessed assets	$687	$429

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or (“the Bank”), which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. The Bank has four primary lines of national specialty lending: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leasing (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate (“CRE”) bridge loans (“CRE loans”). Prior to 2020, the Company generated non-SBA CRE bridge loans for sale into capital markets primarily through loan securitizations which issued commercial mortgage backed securities (“CMBS”). In the third quarter of 2020, the Company decided to retain the CMBS loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Company resumed originating non-SBA CRE bridge loans (primarily apartment buildings), after suspending the origination of such loans for most of 2020 and the first half of 2021. These originations are classified as real estate bridge loans (“REBL”). Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession. Through the Bank, the Company also provides payment and deposit services nationally, which includes prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the three month period ended March 31, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2021 Form 10-K. The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts were winding down, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet.

Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest earning assets and have resumed originating such loans. These new originations are identified as REBL and are held for investment in the loan portfolio. Prior originations initially intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2022, the Company had three active stock-based compensation plans.

During the three months ended March 31, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. During the three months ended March 31, 2021, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $8.51. There were 27,818 common stock options exercised in the three month period ended March 31, 2022. There were 61,500 common stock options exercised in the three month period ended March 31, 2021.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2022	550,104	$9.67	7.17	$8,603,191
Granted	100,000	30.32	9.87	—
Exercised	(27,818)	8.50	—	733,400
Expired	—	—	—	—
Forfeited	(7,182)	—	—	—
Outstanding at March 31, 2022	615,104	$13.09	7.81	$9,570,455
Exercisable at March 31, 2022	198,828	$9.69	4.35	$3,706,341

The Company granted 219,311 restricted stock units (“RSUs”) in the first three months of 2022 all of which have a vesting period of three years. At issuance, the 219,311 RSUs granted in the first three months of 2022 had a fair value of $30.32 per unit. In the first three months of 2021, the Company granted 313,697 RSUs of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first three months of 2021 had a fair value of $18.81 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2022	1,030,124	$10.49	1.17
Granted	219,311	30.32	2.86
Vested	(284,040)	13.51	—
Forfeited	(23,220)	13.29	—
Outstanding at March 31, 2022	942,175	$14.25	1.50

As of March 31, 2022, there was a total of $13.4 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. Related compensation expense for the three months ended March 31, 2022 and 2021 was $1.6 million and $2.3 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2022 and 2021 was $4.0 million and $2.4 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $9.4 million and $5.1 million, respectively.

For the periods ended March 31, 2022 and 2021, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2022	2021
Risk-free interest rate	1.94%	1.19%
Expected dividend yield	—	—
Expected volatility	45.14%	45.61%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended March 31, 2022 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

Note 4. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities, including stock options and restricted stock units (“RSUs”) or other contracts to issue common stock were exercised and converted into common stock. Stock options are dilutive if exercise prices are less than current stock prices. RSUs are dilutive because they represent grants over vesting periods which do not require employees to pay exercise prices. The dilution shown in the tables below includes the dilution from both stock options and RSUs.

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$28,966	57,115,903	$0.51
Effect of dilutive securities
Common stock options and restricted stock units	—	980,077	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$28,966	58,095,980	$0.50

Stock options for 515,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at March 31, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 1,100,104 shares, exercisable at prices between $6.75 and $18.81 per share, were outstanding at March 31, 2021, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

Available-for-sale	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$30,583	$30	$(407)	$30,206
Asset-backed securities *	358,550	12	(2,223)	356,339
Tax-exempt obligations of states and political subdivisions	3,559	28	(4)	3,583
Taxable obligations of states and political subdivisions	45,750	453	—	46,203
Residential mortgage-backed securities	169,062	761	(2,724)	167,099
Collateralized mortgage obligation securities	54,252	60	(486)	53,826
Commercial mortgage-backed securities	248,765	162	(5,535)	243,392
Corporate debt securities	10,000	—	(3,310)	6,690
	$920,521	$1,506	$(14,689)	$907,338

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$21,351	$3	$(92)	$21,262
Collateralized loan obligation securities	337,199	9	(2,131)	335,077
	$358,550	$12	$(2,223)	$356,339

Available-for-sale	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$36,182	$1,167	$(47)	$37,302
Asset-backed securities *	360,332	327	(241)	360,418
Tax-exempt obligations of states and political subdivisions	3,559	172	—	3,731
Taxable obligations of states and political subdivisions	45,984	2,422	—	48,406
Residential mortgage-backed securities	179,778	4,804	(281)	184,301
Collateralized mortgage obligation securities	60,778	1,083	—	61,861
Commercial mortgage-backed securities	248,599	4,106	(1,629)	251,076
Corporate debt securities	10,000	—	(3,386)	6,614
	$945,212	$14,081	$(5,584)	$953,709

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$22,518	$13	$(73)	$22,458
Collateralized loan obligation securities	337,814	314	(168)	337,960
	$360,332	$327	$(241)	$360,418

Investments in Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$20,665	$20,797
Due after one year through five years	142,703	142,324
Due after five years through ten years	220,456	218,540
Due after ten years	536,697	525,677
	$920,521	$907,338

At March 31, 2022 and December 31, 2021, no investment securities were encumbered through pledging or otherwise, as there were no borrowings at those dates.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2022 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$25,675	$(363)	$2,456	$(44)	$28,131	$(407)
Asset-backed securities	55	310,173	(2,044)	29,190	(179)	339,363	(2,223)
Tax-exempt obligations of states and
political subdivisions	1	1,156	(4)	—	—	1,156	(4)
Residential mortgage-backed securities	100	92,267	(2,397)	5,937	(327)	98,204	(2,724)
Collateralized mortgage obligation securities	18	45,203	(486)	—	—	45,203	(486)
Commercial mortgage-backed securities	34	107,595	(1,647)	88,949	(3,888)	196,544	(5,535)
Corporate debt securities	1	—	—	6,690	(3,310)	6,690	(3,310)
Total unrealized loss position
investment securities	221	$582,069	$(6,941)	$133,222	$(7,748)	$715,291	$(14,689)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2021 (dollars in thousands):

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At March 31, 2022, it had a book value of $10.0 million and a fair value of $6.7 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of March 31, 2022 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including: small business comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At March 31, 2022, the fair value of these loans was $1.18 billion, and the unpaid principal balance was $1.18 billion. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations were changes in the fair value of such loans. For the three months ended March 31, 2022, net unrealized losses recognized for such changes in fair value were $1.20 million, which reflected $164,000 of loss attributable to credit weaknesses. For the three months ended March 31, 2021, unrealized losses recognized for such changes in fair value were $478,000 of which $246,000 was attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At March 31, 2022, $1.81 billion of loans were pledged to the Federal Reserve and $1.39 billion of loans were pledged to the Federal Home Loan Bank. At March 31, 2022, there were no amounts outstanding against the Federal Reserve line and Federal Home Loan Bank line.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already have cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which was determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. The securitized loans were structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2, annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated. Of the six securities resulting from our securitizations all have been repaid except those from CRE-2 and CRE-6. Payments on CRE-6 are on schedule. As of March 31, 2022, the principal balance of the security we own issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. The Company’s $12.6 million security has 47% excess credit support; thus, losses of 47% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting three of the remaining four loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $70.3 million, which is net of $3.5 million due to the servicer. The remaining principal to be repaid on all securities is approximately $66.2 million and, as noted, the Company’s security is scheduled to be repaid prior to 47% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 47% credit support.

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

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	March 31,	December 31,
	2022	2021
SBL non-real estate	$122,387	$147,722
SBL commercial mortgage	385,559	361,171
SBL construction	31,432	27,199
Small business loans	539,378	536,092
Direct lease financing	538,616	531,012
SBLOC / IBLOC *	2,067,233	1,929,581
Advisor financing **	146,461	115,770
Real estate bridge loans	803,477	621,702
Other loans ***	61,096	5,014
	4,156,261	3,739,171
Unamortized loan fees and costs	8,037	8,053
Total loans, including unamortized loan fees and costs	$4,164,298	$3,747,224

	March 31,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,084 and $5,345
for March 31, 2022 and December 31, 2021, respectively	$545,462	$541,437
SBL loans included in commercial loans, at fair value	183,408	199,585
Total small business loans ****	$728,870	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $907.1 million and $788.3 million.

** In 2020 the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Includes demand deposit overdrafts reclassified as loan balances totaling $310,000 and $322,000 at March 31, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate from $147.7 million to $122.4 million in the first quarter of 2022 resulted from U.S. government repayments of $21.1 million of Paycheck Protection Program

(“PPP”) loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $23.7 million at March 31, 2022 and $44.8 million at December 31, 2021, respectively.

The following table provides information about loans individually evaluated for credit loss at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$529	$3,278	$—	$469	$2
SBL commercial mortgage	—	—	—	111	—
Direct lease financing	8	8	—	131	—
Other loans	4,171	4,171	—	4,171	29
Consumer - home equity	312	312	—	316	3
With an allowance recorded
SBL non-real estate	1,817	1,817	(1,338)	1,648	10
SBL commercial mortgage	589	589	(116)	589	—
SBL construction	710	710	(34)	710	—
Total
SBL non-real estate	2,346	5,095	(1,338)	2,117	12
SBL commercial mortgage	589	589	(116)	700	—
SBL construction	710	710	(34)	710	—
Direct lease financing	8	8	—	131	—
Other loans	4,171	4,171	—	4,171	29
Consumer - home equity	312	312	—	316	3
	$8,136	$10,885	$(1,488)	$8,145	$44

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated

(in thousands):

	March 31, 2022			December 31, 2021
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$1,251	$388	$1,639	$1,313
SBL commercial mortgage	589	—	589	812
SBL construction	710	—	710	710
Direct leasing	—	8	8	254
Consumer - home equity	—	68	68	72
Other loans	—	607	607	—
	$2,550	$1,071	$3,621	$3,161

The Company had $18.9 million of other real estate owned at March 31, 2022 and $18.9 million of other real estate owned at December 31, 2021. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,639	$1,313
SBL commercial mortgage	589	812
SBL construction	710	710
Direct leasing	8	254
Other loans	607	—
Consumer - home equity	68	72
Total non-accrual loans	3,621	3,161

Loans past due 90 days or more and still accruing	4,597	461
Total non-performing loans	8,218	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,091	$22,495

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2022 and 2021, was $41,000 and $162,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2022. In the three months ended March 31, 2022 and 2021 a total of $55,000 and $10,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of March 31, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	12	$1,451	$1,451	9	$1,231	$1,231
Other loans	1	3,564	3,564	—	—	—
Consumer - home equity	1	245	245	1	248	248
Total(1)	14	$5,260	$5,260	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $745,000 and $656,000 at March 31, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,451	$—	$—	$1,231
Other loans	—	—	3,564	—	—	—
Consumer - home equity	—	—	245	—	—	248
Total(1)	$—	$—	$5,260	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $745,000 and $656,000 at March 31, 2022 and December 31, 2021, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2022 or December 31, 2021.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of March 31, 2022, there were 14 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $655,000. As of December 31, 2021, there were 10 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $476,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended March 31, 2022 that have subsequently defaulted (in thousands):

	March 31, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	1	$334
Total	1	$334

Management estimates the allowance for credit losses using relevant available internal and external historical loan performance information, current economic conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for their review. With the exception of the other loan category which uses discounted cash flow to determine a reserve, the allowances for other categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments. An average historical loss rate is calculated for each product type, except SBLOC and IBLOC, which utilize probability of loss/loss given default considerations. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For all loan pools the Company considers the need for an additional allowance based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the allowance reverts directly to the Company’s quantitative analysis derived from its historical loss rates.

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

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced charge-offs for either real estate bridge lending or similarly underwritten loans in its predecessor commercial loans, at fair value portfolio, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations. Accordingly, industry loss information for multi-family housing was utilized in the qualitative factors. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020 with limited performance history. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for small business loans, primarily SBA, and leases have not correlated with economic conditions. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the first quarter of 2022, the Company did not make significant changes to its qualitative factors.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at March 31, 2022 and December 31, 2021 are as follows (in thousands):

As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$—	$20,020	$3,626	$—	$—	$—	$—	$23,646
Pass	1,526	33,779	15,256	8,242	8,505	12,974	—	80,282
Special mention	—	—	—	99	645	491	—	1,235
Substandard	—	—	246	—	134	3,477	—	3,857
Total SBL non-real estate	1,526	53,799	19,128	8,341	9,284	16,942	—	109,020

SBL commercial mortgage
Non-rated	15,426	2,091	—	—	—	—	—	17,517
Pass	12,224	91,308	56,969	74,628	43,139	80,528	—	358,796
Special mention	—	—	141	1,853	—	464	—	2,458
Substandard	—	—	—	—	—	589	—	589
Total SBL commercial mortgage	27,650	93,399	57,110	76,481	43,139	81,581	—	379,360

SBL construction
Pass	—	9,119	14,183	2,000	5,419	—	—	30,721
Substandard	—	—	—	—	—	710	—	710
Total SBL construction	—	9,119	14,183	2,000	5,419	710	—	31,431

Direct lease financing
Non-rated	43,382	41,790	11,682	1,717	877	329	—	99,777
Pass	54,636	178,087	124,279	50,899	21,301	7,929	—	437,131
Special mention	8	—	—	—	12	35	—	55
Substandard	432	266	942	—	8	5	—	1,653
Total direct lease financing	98,458	220,143	136,903	52,616	22,198	8,298	—	538,616

SBLOC
Non-rated	—	—	—	—	—	—	3,724	3,724
Pass	—	—	—	—	—	—	1,156,417	1,156,417
Total SBLOC	—	—	—	—	—	—	1,160,141	1,160,141

IBLOC
Non-rated	—	—	—	—	—	—	412,878	412,878
Pass	—	—	—	—	—	—	494,214	494,214
Total IBLOC	—	—	—	—	—	—	907,092	907,092

Advisor financing
Non-rated	23,156	969	—	—	—	—	—	24,125
Pass	10,413	69,728	42,195	—	—	—	—	122,336
Total advisor financing	33,569	70,697	42,195	—	—	—	—	146,461

Real estate bridge loans
Pass	179,070	624,407	—	—	—	—	—	803,477
Total real estate bridge loans	179,070	624,407	—	—	—	—	—	803,477

Other loans
Non-rated	478	63	118	—	—	14,611	601	15,871
Pass	—	371	113	2,895	4,253	51,717	1,204	60,553
Special mention	—	—	—	—	—	3,564	—	3,564
Substandard	—	—	—	—	—	607	68	675
Total other loans**	478	434	231	2,895	4,253	70,499	1,873	80,663

	$340,329	$1,072,420	$269,750	$142,333	$84,293	$178,030	$2,069,106	$4,156,261

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,037
Total								$4,164,298

*The SBL non real estate non-rated total of $23.6 million is substantially all comprised of PPP loans which are government guaranteed.

**Included in Other loans are $19.6 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2022. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$39,318	$7,257	$—	$—	$—	$—	$—	$46,575
Pass	34,172	15,934	8,794	8,988	5,088	9,809	—	82,785
Special mention	—	—	99	666	—	859	—	1,624
Substandard	—	—	—	18	848	895	—	1,761
Total SBL non-real estate	73,490	23,191	8,893	9,672	5,936	11,563	—	132,745

SBL commercial mortgage
Non-rated	10,963	—	—	—	—	—	—	10,963
Pass	79,166	57,554	75,290	43,820	37,607	46,016	—	339,453
Special mention	—	141	1,853	—	—	247	—	2,241
Substandard	—	—	—	—	—	812	—	812
Total SBL commercial mortgage	90,129	57,695	77,143	43,820	37,607	47,075	—	353,469

SBL construction
Pass	6,869	12,629	1,880	5,111	—	—	—	26,489
Substandard	—	—	—	—	—	710	—	710
Total SBL construction	6,869	12,629	1,880	5,111	—	710	—	27,199
	.
Direct lease financing
Non-rated	56,152	13,271	1,933	1,115	355	104	—	72,930
Pass	214,780	145,256	58,337	26,662	8,574	2,105	—	455,714
Special mention	—	—	—	22	38	—	—	60
Substandard	526	1,679	38	22	31	12	—	2,308
Total direct lease financing	271,458	160,206	60,308	27,821	8,998	2,221	—	531,012

SBLOC
Non-rated	—	—	—	—	—	—	3,176	3,176
Pass	—	—	—	—	—	—	1,138,140	1,138,140
Total SBLOC	—	—	—	—	—	—	1,141,316	1,141,316

IBLOC
Non-rated	—	—	—	—	—	—	346,604	346,604
Pass	—	—	—	—	—	—	441,661	441,661
Total IBLOC	—	—	—	—	—	—	788,265	788,265

Advisor financing
Non-rated	38,330	258	—	—	—	—	—	38,588
Pass	33,776	43,406	—	—	—	—	—	77,182
Total advisor financing	72,106	43,664	—	—	—	—	—	115,770

Real estate bridge loans
Pass	621,702	—	—	—	—	—	—	621,702
Total real estate bridge loans	621,702	—	—	—	—	—	—	621,702

Other loans
Non-rated	396	152	—	—	—	216	656	1,420
Pass	373	113	3,081	4,553	5,212	11,604	1,264	26,200
Substandard	—	—	—	—	—	—	73	73
Total other loans**	769	265	3,081	4,553	5,212	11,820	1,993	27,693

Total	$1,136,523	$297,650	$151,305	$90,977	$57,753	$73,389	$1,931,574	$3,739,171

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,053
Total								$3,747,224

*Included in the SBL non real estate non-rated total of $46.6 million, were $44.8 million of PPP loans which are government guaranteed.

**Included in Other loans are $22.7 million of SBA loans purchased for CRA purposes as of December 31, 2021. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

SBL. Substantially, all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program, the 504 Fixed Asset Financing Program, and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays. The U.S. government guaranteed portion of 7a loans and PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

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

SBLOC. SBLOC loans are made to individuals, trusts and entities and are secured by a pledge of marketable securities maintained in one or more accounts for which the Company obtains a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class: typically, up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower. The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, which has remained appropriate as losses have not materialized despite the historic declines in the equity markets during 2020, during which there were no losses. Significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. IBLOC loans are collateralized by the cash surrender value of eligible insurance policies. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards. Additionally, the Bank utilizes assignments of cash surrender value, which legal counsel has concluded are enforceable. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. The portfolio is comprised primarily of apartment buildings. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in commercial loans, at fair value, on the balance sheet. In 2021, originations resumed and are being held for investment in loans, net of deferred fees and costs, on the balance sheet. As credit losses have not been experienced, the allowance is determined by qualitative factors. Qualitative factors focus on changes in economic conditions, underlying collateral and portfolio performance.

Other loans. Other loans include commercial and consumer loans including home equity lines of credit of the type the Company generally no longer offers. The qualitative factors for all other specialty lending and consumer loans focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of March 31, 2022 and as of December 31, 2021 was $1.4 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	March 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(98)	—	—	(191)	—	—	—	—	—	(289)
Recoveries	12	—	—	19	—	—	—	—	—	31
Provision (credit)*	323	176	63	319	70	230	346	(24)	—	1,503
Ending balance	$5,652	$3,128	$495	$5,964	$1,034	$1,098	$1,527	$153	$—	$19,051

Ending balance: Individually evaluated for expected credit loss	$1,338	$116	$34	$—	$—	$—	$—	$—	$—	$1,488

Ending balance: Collectively evaluated for expected credit loss	$4,314	$3,012	$461	$5,964	$1,034	$1,098	$1,527	$153	$—	$17,563

Loans:
Ending balance**	$122,387	$385,559	$31,432	$538,616	$2,067,233	$146,461	$803,477	$61,096	$8,037	$4,164,298

Ending balance: Individually evaluated for expected credit loss	$2,346	$589	$710	$8	$—	$—	$—	$4,483	$—	$8,136

Ending balance: Collectively evaluated for expected credit loss	$120,041	$384,970	$30,722	$538,608	$2,067,233	$146,461	$803,477	$56,613	$8,037	$4,156,162

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	March 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated**	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$199	—	$16,082
Charge-offs	(144)	—	—	(97)	(15)	—	—	—	(256)
Recoveries	4	—	—	2	—	—	—	—	6
Provision (credit)*	330	176	6	(163)	51	80	107	—	587
Ending balance	$5,250	$3,491	$334	$5,785	$811	$442	$306	—	$16,419

Ending balance: Individually evaluated for expected credit loss	$1,871	$1,027	$34	$29	$—	$—	$—	$—	$2,961

Ending balance: Collectively evaluated for expected credit loss	$3,379	$2,464	$300	$5,756	$811	$442	$306	$—	$13,458

Loans:
Ending balance**	$305,446	$320,013	$20,692	$484,316	$1,622,359	$58,919	$6,452	$8,879	$2,827,076

Ending balance: Individually evaluated for expected credit loss	$3,115	$7,305	$711	$738	$—	$—	$550	$—	$12,419

Ending balance: Collectively evaluated for expected credit loss	$302,331	$312,708	$19,981	$483,578	$1,622,359	$58,919	$5,902	$8,879	$2,814,657

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments of $4,000 and $235,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. The income statement provision for credit losses includes the provision for unfunded commitments of $597,000 for the year ended December 31, 2021.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2022 or December 31, 2021.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$2,551	$1,135	$420	$1,639	$5,745	$116,642	$122,387
SBL commercial mortgage	283	215	—	589	1,087	384,472	385,559
SBL construction	—	—	—	710	710	30,722	31,432
Direct lease financing	734	652	613	8	2,007	536,609	538,616
SBLOC / IBLOC	1,706	—	—	—	1,706	2,065,527	2,067,233
Advisor financing	—	—	—	—	—	146,461	146,461
Real estate bridge loans	—	—	—	—	—	803,477	803,477
Other loans	274	—	3,564	675	4,513	56,583	61,096
Unamortized loan fees and costs	—	—	—	—	—	8,037	8,037
	$5,548	$2,002	$4,597	$3,621	$15,768	$4,148,530	$4,164,298

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2022	$125,319
2023	126,635
2024	105,958
2025	53,809
2026	25,044
2027 and thereafter	6,311
Total undiscounted cash flows	443,076
Residual value *	149,653
Difference between undiscounted cash flows and discounted cash flows	(54,113)
Present value of lease payments recorded as lease receivables	$538,616

*Of the $149,653,000, $30,472,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of March 31, 2022 and December 31, 2021, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2022, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.5 million at March 31, 2022 and $5.2 million at December 31, 2021.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $356,000 and $775,000 for legal services for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Fair Value Measurements

ASC 825, “Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities although it has sold loans in the past and may do so in the future. For fair value disclosure purposes, the Company utilized certain value measurement criteria required in accordance with 820, “Fair Value Measurements and Disclosures”, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $674.2 million and $601.8 million as of March 31, 2022 and December 31, 2021, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the first quarter of 2022 and 2021, there were no transfers between the three levels.

FHLB and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost. Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held at fair value are comprised primarily of commercial real estate bridge loans and SBA loans which had been originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate bridge loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis.

The net loan portfolio is valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. Accrued interest receivable has a carrying value that approximates fair value.

Assets held-for-sale from discontinued operations were recorded at the lower of cost basis or market value. For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. Loan fair values are based on “unobservable inputs” that are based on available information. Level 3 fair values are based on the present value of cash flows by unit of measurement. In the first quarter of 2022, discontinued loans were reclassified to loans held for investment, as efforts to sell the loans have been winding down. Accordingly, these loans will be accounted for as such, and included in related tables.  Discontinued other real estate owned which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the consolidated balance sheet.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$907,338	$907,338	$—	$888,326	$19,012
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,180,885	1,180,885	—	—	1,180,885
Loans, net of deferred loan fees and costs	4,164,298	4,152,755	—	—	4,152,755
Interest rate swaps, asset	515	515	—	515	—
Demand and interest checking	5,506,083	5,506,083	—	5,506,083	—
Savings and money market	722,240	722,240	—	722,240	—
Senior debt	98,774	103,853	—	103,853	—
Subordinated debentures	13,401	8,914	—	—	8,914
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$953,709	$953,709	$—	$934,678	$19,031
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,388,416	1,388,416	—	—	1,388,416
Loans, net of deferred loan fees and costs	3,747,224	3,745,548	—	—	3,745,548
Assets held-for-sale from discontinued operations	3,268	3,268	—	—	3,268
Interest rate swaps, liability	553	553	—	553	—
Demand and interest checking	5,561,365	5,561,365	—	5,561,365	—
Savings and money market	415,546	415,546	—	415,546	—
Senior debt	98,682	101,980	—	101,980	—
Subordinated debentures	13,401	8,815	—	—	8,815
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$30,206	$—	$30,206	$—
Asset-backed securities	356,339	—	356,339	—
Obligations of states and political subdivisions	49,786	—	49,786	—
Residential mortgage-backed securities	167,099	—	167,099	—
Collateralized mortgage obligation securities	53,826	—	53,826	—
Commercial mortgage-backed securities	243,392	—	231,070	12,322
Corporate debt securities	6,690	—	—	6,690
Total investment securities, available-for-sale	907,338	—	888,326	19,012
Commercial loans, at fair value	1,180,885	—	—	1,180,885
Interest rate swaps, asset	515	—	515	—
	$2,088,738	$—	$888,841	$1,199,897

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$37,302	$—	$37,302	$—
Asset-backed securities	360,418	—	360,418	—
Obligations of states and political subdivisions	52,137	—	52,137	—
Residential mortgage-backed securities	184,301	—	184,301	—
Collateralized mortgage obligation securities	61,861	—	61,861	—
Commercial mortgage-backed securities	251,076	—	238,659	12,417
Corporate debt securities	6,614	—	—	6,614
Total investment securities, available-for-sale	953,709	—	934,678	19,031
Commercial loans, at fair value	1,388,416	—	—	1,388,416
Assets held-for-sale from discontinued operations	3,268	—	—	3,268
Interest rate swaps, liability	553	—	553	—
	$2,344,840	$—	$934,125	$1,410,715

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Beginning balance	$19,031	$178,951	$1,388,416	$1,810,812
Transfers from investment in unconsolidated entity	—	—	—	22,926
Transfers from assets held-for-sale from discontinued operations	—	—		61,580
Transfers to loans, net	—	—	(61,580)	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(44)	2,135	13,214
Included in other comprehensive loss	(19)	(1,422)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	5,826	127,765
Settlements	—	(158,454)	(153,912)	(647,881)
Ending balance	$19,012	$19,031	$1,180,885	$1,388,416

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(1,202)	$(2,133)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Beginning balance	$—	$31,294	$3,268	$113,650
Transfers to commercial loans, at fair value	—	(22,926)	—	(61,580)
Transfers to other real estate owned	—	(2,145)	—	(17,343)
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	—	1,102
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	—	5,222
Sales	—	—	—	(2,020)
Settlements	—	(6,223)	(3,268)	(35,750)
Charge-offs	—	—	—	(13)
Ending balance	$—	$—	$—	$3,268

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$566

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	March 31, 2022	December 31, 2021
Beginning balance	$18,873	$—
Transfers from investment in unconsolidated entity	—	2,145
Sales	—	(615)
Transfers from discontinued operations	—	17,343
Ending balance	$18,873	$18,873

Information related to fair values of level 3 balance sheet categories is as follows:

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2022	Valuation techniques	Unobservable inputs	March 31, 2022	March 31, 2022

Commercial mortgage-backed investment
security (a)	$12,322	Discounted cash flow	Discount rate	8.95%	8.95%
Insurance liquidating trust preferred security (b)	6,690	Discounted cash flow	Discount rate	7.75%	7.75%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	4,152,755	Discounted cash flow	Discount rate	1.00% - 7.00%	3.76%

Commercial - SBA (d)	183,408	Discounted cash flow	Discount rate	1.78% - 3.20%	3.02%
Non-SBA CRE - fixed (e)	76,558	Discounted cash flow	Discount rate	6.99%-10.92%	8.64%
Non-SBA CRE - floating (f)	920,919	Discounted cash flow	Discount rate	3.5%-11.90%	4.96%
Commercial loans, at fair value	1,180,885

Subordinated debentures (g)	8,914	Discounted cash flow	Discount rate	7.75%	7.75%

Other real estate owned (h)	18,873	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2021	Valuation techniques	Unobservable inputs	December 31, 2021	December 31, 2021
Commercial mortgage-backed investment
security	$12,417	Discounted cash flow	Discount rate	8.00%	8.00%
Insurance liquidating trust preferred security	6,614	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	3,745,548	Discounted cash flow	Discount rate	1.00% - 7.00%	3.70%

Commercial - SBA	199,585	Discounted cash flow	Discount rate	1.04% - 2.12%	$103.40
Non-SBA CRE - fixed	79,864	Discounted cash flow	Discount rate	5.31%-7.43%	6.26%
Non-SBA CRE - floating	1,047,387	Discounted cash flow	Discount rate	3.96%-10.20%	4.96%
Other loans	61,580	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%
Commercial loans, at fair value	1,388,416

Assets held-for-sale from discontinued operations	3,268	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%

Subordinated debentures	8,815	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned	18,873	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yields derived from market pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the March 31, 2022 table.

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

c)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At March 31, 2022, the balance included $23.7 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

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

g)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in the valuation.

h)For other real estate owned, fair value is based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$6,648	$—	$—	$6,648
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,348	—	—	2,348
	$27,869	$—	$—	$27,869

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$3,005	$—	$—	$3,005
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,447	—	—	2,447
	$24,325	$—	$—	$24,325

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2022, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $6.6 million. To arrive at that fair value, related loan principal of $8.1 million was reduced by specific reserves of $1.5 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at March 31, 2022 were 14 troubled debt restructured loans with a balance of $5.3 million, which had specific reserves of $655,000. Included in the collateral dependent loans at December 31, 2021, were 10 troubled debt restructured loans with a balance of $1.5 million which had specific allowances of $476,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA CRE loans held at fair value. These instruments are not accounted for as effective hedges. As of March 31, 2022, the Company had entered into three interest rate swap agreements with an aggregate notional amount of $21.3 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.1 million for the three months ended March 31, 2022 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under these swap agreements was $515,000 at March 31, 2022, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.3 million as of March 31, 2022.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2022 are summarized below (dollars in thousands):

	March 31, 2022
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	0.96%	107
December 24, 2025	8,200	2.17%	0.95%	124
July 20, 2026	6,300	1.44%	0.25%	284
Total	$21,300			$515

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.4 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2022 and December 31, 2021, respectively, the accumulated amortization expense was $2.0 million and $1.9 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated amortization expense was $129,000 at March 31, 2022. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at March 31, 2022 and December 31, 2021 are presented below.

	March 31,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$2,143	$4,093	$2,044
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,143	$4,491	$2,044

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-Bank Offered Rate (“LIBOR”) reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $1.00 billion at March 31, 2022. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At March 31, 2022, the Company owned $12.6 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $337.2 million at March 31, 2022, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $73.9 million at March 31, 2022. There is less clarity for the Company’s student loan securities of $21.3 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivatives, the notional amount for which totaled $21.3 million at March 31, 2022, are interest rate swaps that are documented under bilateral agreements which contain LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture issued by an insurance holding company in liquidation for which the rate index is three month LIBOR. The indenture contains terms for a substitution of the index when LIBOR quotes become unavailable. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

In August 2021, the FASB issued ASU 2021-06. This ASU adds new quarterly disclosures and expands certain annual disclosures to quarterly reporting. Amendments within this ASU are effective for fiscal years ending after December 15, 2021 and the Company is presenting the quarterly disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as specified.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The effective date is January 1, 2023. The Company does not expect it will have a material impact on the consolidated financial statements.

On March 31, 2022, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Number 121 (“SAB 121”). In SAB 121, the SEC staff expressed the views of its staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for platform users. As the Company does not currently hold crypto-assets this release will not impact its consolidated financial statements or disclosures.

Note 12. Shareholder’s Equity

In 2020, the Company’s Board of Directors (“the Board”) authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”). Under the 2021 Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes. The Company repurchased $10.0 million in each quarter of 2021.

On October 20, 2021, the Board approved a revised common stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). Under the 2022 Common Stock Repurchase Program, the Company is authorized to repurchase up to $15.0 million in each quarter of 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three months ended March 31, 2022, the Company repurchased 527,393 shares of its common stock in the open market under the 2022 Common Stock Repurchase Plan at an average cost of $28.44 per share. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2022
The Bancorp, Inc.	9.47%	14.15%	14.56%	14.15%
The Bancorp Bank	10.19%	15.23%	15.64%	15.23%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 14. Legal

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied and the case is in preliminary stages of discovery. At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. When Cascade failed to close the transaction, the Bank terminated the agreement and retained Cascade’s deposit of approximately $12.5 million. The complaint asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. In addition, it seeks the return of Cascade’s deposit plus interest and attorneys’ fees and costs. On October 4, 2021, Cascade filed a motion for summary judgment.  The court granted Cascade’s motion on April 21, 2022.  In lieu of filing an appeal, the Bank entered into a settlement agreement with Cascade, dated May 6 , 2022, which included the return of the deposit with an additional payment to Cascade of approximately $1.1 million. The $1.1 million will be recognized as expense in the second quarter of 2022.

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs sought damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). On June 11, 2021, the Company filed a consolidated motion to dismiss in each case. On February 25, 2022, the court granted the Company’s motion in part, dismissing McGlynn’s claims in entirety and most of Barker and Kamai’s claims. The sole claims remaining are Barker and Kamai’s breach of implied contract claims related to an unpaid bonus, for which they seek $2,000,000 and $300,000, respectively. The Company is vigorously defending against these claims. Given the early stage of the lawsuits, the Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$49,939	$—	$5,915	$—	$55,854
Interest allocation	—	5,915	(5,915)	—	—
Interest expense	261	1,124	1,616	—	3,001
Net interest income (loss)	49,678	4,791	(1,616)	—	52,853
Provision for credit losses	1,507	—	—	—	1,507
Non-interest income	4,260	20,673	179	—	25,112
Non-interest expense	17,496	17,160	3,696	—	38,352
Income (loss) before taxes	34,935	8,304	(5,133)	—	38,106
Income tax expense	—	—	9,140	—	9,140
Net income (loss)	$34,935	$8,304	$(14,273)	$—	$28,966

	For the three months ended March 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$47,830	$—	$9,093	$—	$56,923
Interest allocation	—	9,093	(9,093)	—	—
Interest expense	237	1,223	1,706	—	3,166
Net interest income (loss)	47,593	7,870	(1,706)	—	53,757
Provision for credit losses	822	—	—	—	822
Non-interest income	3,019	21,043	12	—	24,074
Non-interest expense	17,350	18,053	6,480	—	41,883
Income (loss) from continuing operations before taxes	32,440	10,860	(8,174)	—	35,126
Income tax expense	—	—	9,066	—	9,066
Income (loss) from continuing operations	32,440	10,860	(17,240)	—	26,060
Loss from discontinued operations	—	—	—	(95)	(95)
Net income (loss)	$32,440	$10,860	$(17,240)	$(95)	$25,965

	March 31, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,316,997	$49,164	$1,716,499	$—	$7,082,660
Total liabilities	$353,831	$5,567,105	$509,429	$—	$6,430,365

	December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,099,388	$41,593	$1,698,990	$3,268	$6,843,239
Total liabilities	$329,372	$5,312,115	$549,298	$—	$6,190,785

Note 16. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts were winding down, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. These loans will accordingly be accounted for as such, and included in related tables as management continues related collections. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet.

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Interest income	$—	$853
Interest expense	—	—
Net interest income	—	853

Non-interest income	—	2
Non-interest expense	—	979

Loss before taxes	—	(124)
Income tax benefit	—	(29)
Net loss	$—	$(95)

The following table presents assets held-for-sale from discontinued operations at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Commercial loans, at fair value	$—	$2,907
Other real estate owned	—	361
Total assets	$—	$3,268

Non-interest expense for the three months ended March 31, 2021 reflected $126,000 of recoveries of prior losses on loans. It also reflected respective expenses and losses of $606,000 related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty.

Note 17. Subsequent Events

The Company evaluated its March 31, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to a stock repurchase plan described in Note 12, the Company repurchased 577,926 common shares in April of 2022, at a total cost of $15.0 million and an average price of $25.95 per share.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of performance indicators. Our strategies continue to target loan niches which we believe are lower risk than certain other forms of lending. These include: multi-family (apartment) loans in selected national regions; loans collateralized by securities (“SBLOC”) and the cash value of life insurance (“IBLOC”); SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; and leasing to which we have access to underlying vehicles. Loan balances in these categories have grown significantly in recent years, which we believe has contributed generally to increases in key performance indicators.

A 12% increase in net income, to $29.0 million in the first quarter of 2022, from $26.0 million in the first quarter of 2021, was reflected in increases in return on assets and equity. In the first quarter of 2022, return on assets and return on equity amounted to 1.68% and 18.01% (annualized), respectively, compared to 1.56% and 17.88% (annualized) in the first quarter of 2021. Net interest income decreased $904,000, reflecting a $3.4 million decrease in Payroll Protection Program (“PPP”) related interest and fees, and a $3.9 million decrease in securities interest. The reduction in securities interest reflected lower balances and lower yields resulting from the continuing lower rate environment. Increased returns on assets and equity in 2022 also reflected higher non-interest income including higher fees related to non-SBA commercial bridge loan repayments. Lower non-interest expense also contributed to higher net income, as salaries and employee benefits decreased $1.8 million reflecting lower incentive compensation expense while FDIC insurance expense decreased $1.4 million reflecting the impact of the reclassification of certain deposits to non-brokered. Net interest margin was 3.12% in the first quarter of 2022 versus 3.34% in the first quarter of 2021. The reduction in 2022 reflects lower yields on securities resulting from the aforementioned lower rate environment which also resulted in lower loan yields. One capital measure utilized in the banking industry is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At March 31, 2022, that ratio was 9.21%, compared to 7.70% a year earlier. The increase reflected higher levels of capital from retained earnings while assets, after increasing temporarily due to stimulus payments at March 31, 2021, decreased in subsequent periods due to related outflows.

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

•small business loans, primarily SBA loans, and

•non-SBA commercial real estate bridge (“CRE”) loans.

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are made nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest earning assets and resumed originating such loans in the third quarter of 2021. These new originations are identified as real estate bridge loans and are held for investment in the loan portfolio. Prior originations originally intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

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

The increase in our net income to $29.0 million for the first quarter of 2022, from $26.0 million for the first quarter of 2021, resulted primarily from an increase in non-interest income and decreases in net interest income and non-interest expense. The $904,000 decrease in net interest income reflected reductions in securities interest partially offset by increases in loan interest, including interest from loan growth. Increases in loan interest were offset by a $3.9 million decrease in securities interest resulting from lower securities balances and the impact of the lower rate environment. Excluding the impact of PPP, small business loans (“SBL”), primarily SBA, totaled $705.2 million compared to $692.1 million at March 31, 2022 and 2021, respectively, an increase of 1.9%. However, the impact of SBL growth on interest income was more than offset by a $3.4 million reduction in PPP related fees and interest, which resulted in a $2.9 million reduction in SBL loan interest. SBLOC, IBLOC and investment advisor loans totaled $2.21 billion at March 31, 2022, compared to $1.68 billion at March 31, 2021, reflecting 31.7% annual growth. Related interest increased $3.8 million. Interest expense decreased $165,000. Our largest funding sources, prepaid and debit card account deposits, contractually adjust to only a portion of increases or decreases in market rates, as reflected in a 19 basis point cost of funds in the first quarter of 2022. A $1.5 million provision for credit losses in first quarter 2022, compared to an $822,000 provision in the first quarter of 2021, reflecting the impact of higher allowances on specific loans. Prepaid, debit card and related fees are the largest driver of non-interest income. Such fees for the first quarter of 2022 decreased $556,000 over the comparable 2021 period. Leasing income increased $8,000 over the prior year quarter. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. For those periods, non-interest expense decreased $3.5 million which reflected a $1.8 million decrease in salaries and employee benefits, a $1.4 million reduction in Federal Deposit Insurance Corporation (“FDIC”) insurance expense and a $1.3 million decrease in legal expense. At December 31, 2021 discontinued assets consisted of $61.6 million of loans and $17.3 million of other real estate owned. In the first quarter of 2022, discontinued loans were reclassified to loans held for investment, as efforts to sell the loans have been winding down. These loans will accordingly be accounted for as such, and included in related tables. Discontinued other real estate owned which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for credit losses on loans, leases and securities, our determination of the fair value of financial instruments and the level in which an instrument is placed within the valuation hierarchy, and stock compensation and income tax accounting involve a higher degree of judgment and complexity than our other significant accounting policies.

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

Results of Operations

First quarter 2022 to first quarter 2021

Net Income: Income from continuing operations before income taxes was $38.1 million in the first quarter of 2022 compared to $35.1 million in the first quarter of 2021. Net income from continuing operations for the first quarter of 2022 was $29.0 million, or $0.50 per diluted share, compared to $26.1 million, or $0.44 per diluted share, for the first quarter of 2021. Income increased between those respective periods primarily as a result of higher non-interest income and lower non-interest expense. After discontinued operations, net income for the first quarter of 2022 amounted to $29.0 million, compared to $26.0 million for the first quarter of 2021. Net interest income for the first quarter of 2022 decreased 1.7%, to $52.9 million from $53.8 million in the first quarter of 2021. The decrease reflected reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Such decreases were partially offset by increases in loan interest as a result of higher loan balances. The provision for credit losses increased $685,000 to $1.5 million in the first quarter of 2022 compared to an $822,000 provision in the first quarter of 2021 reflecting the impact of higher allowances on specific loans. Non-interest income (excluding security gains and losses) increased $1.0 million, reflecting an increase in net realized and unrealized gains on non-SBA CRE bridge loans, at fair value of $1.4 million which resulted primarily from increases of fees related to related repayments in 2022. The vast majority of non-SBA CRE bridge loans at fair value are comprised of multi-family (apartment) loans. Prepaid, debit card and related fees are the primary driver of non-interest income and decreased $556,000, or 2.9% to $18.7 million in the first quarter of 2022, compared to $19.2 million for the first quarter of 2021. Non-interest expense decreased $3.5 million, or 8.4%, to $38.4 million in the first quarter of 2022, compared to $41.9 million in the first quarter of 2021, reflecting a $1.8 million decrease in salary expense, a $1.4 million decrease in our FDIC insurance expense and a $1.3 million decrease in legal expense. Additionally, the 2022 effective tax rate was lower compared to other recent periods. Diluted income per share was $0.50 in the first quarter of 2022 compared to $0.44 diluted income per share in the first quarter of 2021 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the first quarter of 2022 decreased $904,000, or 1.7%, to $52.9 million, from $53.8 million in the first quarter of 2021. Our interest income for the first quarter of 2022 decreased to $55.9 million, a decrease of $1.1 million, or 1.9%, from $56.9 million for the first quarter of 2021. The decrease in interest income resulted primarily from reductions in securities interest resulting from lower balances, and lower yields which reflected the impact of Federal Reserve rate reductions. Those decreases were partially offset by the impact of higher loan balances. Our average loans and leases increased to $5.14 billion for the first quarter of 2022 from $4.48 billion for the first quarter of 2021, an increase of $656.8 million, or 14.6%. Related interest income increased $2.7 million on a tax equivalent basis. The increase in average loans reflected growth in SBLOC, IBLOC, investment advisor loans, direct lease financing, and real estate bridge loans partially offset by decreases in PPP loans. Small business loans which also grew, have generally been comprised of SBA loans; however, in 2021 they reflected larger balances of pandemic-related PPP loans guaranteed by the U.S. government, the majority of which have been repaid, accounting for the decrease. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA CRE bridge loan payoffs. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $2.7 million increase in loan interest income on a tax equivalent basis, the largest increases were $3.8 million for SBLOC, IBLOC and investment advisor financing and $1.3 million for all real estate bridge loans. SBA loan interest decreased $2.9 million, which reflected a $3.4 million decrease in PPP related interest and fees. While March 31, 2022 leasing balances were 11.2% higher than a year earlier, related interest grew only $165,000 as a result of lower yields. Our average investment securities of $943.1 million for the first quarter of 2022 decreased $254.0 million from $1.20 billion for the first quarter of 2021. Related tax equivalent interest income decreased $3.9 million primarily reflecting a decrease in yields and secondarily reflecting a decrease in balances. Yields on loans and securities decreased as a result of the lower rate environment, which resulted in lower rates on new loans while higher rate loans continued to repay, partially offset by the impact of weighted average 4.8% interest rate floors on the non-SBA CRE bridge loans, at fair value. While interest income decreased by $1.1 million, interest expense decreased by $165,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2022 was 3.12% compared to 3.34% for the first quarter of 2021, a decrease of 22 basis points. While the yield on interest earning assets decreased 24 basis points, the cost of deposits and interest bearing liabilities decreased 2 basis points, or a net change of 22 basis points. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest earning deposits at the Federal Reserve Bank decreased $61.2 million, or 8.2%, to $686.6 million in the first quarter of 2022 from $747.8 million in the first quarter of 2021. In 2021, the net interest margin benefited from interest and fees related to PPP loans, which were $3.4 million higher than those in 2022, and which did not proportionately increase average interest earning assets. The net interest margin also reflected the impact of 4.8% weighted average floors on non-SBA CRE bridge loans, at fair value. Yields on variable rate loans generally fell as a result of the Federal Reserve rate reductions in 2020, and continued to decrease as new loans were made at lower rates while higher rate loans repaid. In the first quarter of 2022, the average yield on our loans decreased to 3.93% from 4.27% for the first quarter of 2021, a decrease of 34 basis points. Yields on taxable investment securities in the first quarter of 2022 decreased to 2.08% compared to 2.95% for the first quarter of 2021, a decrease of 87 basis points. The cost of total deposits and interest bearing liabilities decreased 2 basis points to 0.19% for the first quarter of 2022 compared to 0.21% in the first quarter of 2021. In March 2022, the Federal Reserve began raising rates, with an initial hike of .25%, and additional hikes projected going forward. While the majority of our loans and securities are rate sensitive and should increase as rates increase, those cumulative hikes must exceed the difference between current loan rates and rate floors on certain loans. Accordingly, cumulative rate hikes approaching 2% might be required to increase net interest income. Please see “Asset and Liability Management.”

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$5,136,377	$50,508	3.93%	$4,476,617	$47,811	4.27%
Leases-bank qualified*	4,015	105	10.46%	6,982	118	6.76%
Investment securities-taxable	939,511	4,891	2.08%	1,193,009	8,808	2.95%
Investment securities-nontaxable*	3,559	32	3.60%	4,042	35	3.46%
Interest earning deposits at Federal Reserve Bank	686,614	347	0.20%	747,845	183	0.10%
Net interest earning assets	6,770,076	55,883	3.30%	6,428,495	56,955	3.54%

Allowance for credit losses	(17,810)			(16,069)
Assets held-for-sale from discontinued operations	—	—	—	109,128	853	3.13%
Other assets	224,312			214,171
	$6,976,578			$6,735,725

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,575,228	$1,406	0.10%	$5,501,697	$1,617	0.12%
Savings and money market	532,047	200	0.15%	407,186	149	0.15%
Total deposits	6,107,275	1,606	0.11%	5,908,883	1,766	0.12%

Short-term borrowings	555	—	—	13,055	8	0.25%
Repurchase agreements	41	—	—	41	—	—
Subordinated debt	13,401	116	3.46%	13,401	113	3.37%
Senior debt	98,724	1,279	5.18%	100,140	1,279	5.11%
Total deposits and liabilities	6,219,996	3,001	0.19%	6,035,520	3,166	0.21%

Other liabilities	104,207			111,241
Total liabilities	6,324,203			6,146,761

Shareholders' equity	652,375			588,964
	$6,976,578			$6,735,725

Net interest income on tax equivalent basis *		$52,882			$54,642

Tax equivalent adjustment		29			32

Net interest income		$52,853			$54,610

Net interest margin *			3.12%			3.34%

* Full taxable equivalent basis, using 21% statutory Federal tax rates in 2022 and 2021.
** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $1.4 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans for 2022 and 2021 includes $440,000 and $2.4 million, respectively, of interest and fees on PPP loans.

For the first quarter of 2022, average interest earning assets increased to $6.77 billion, an increase of $341.6 million, or 5.3%, from $6.43 billion in the first quarter of 2021. The increase reflected increased average balances of loans and leases of $656.8 million, or 14.6%, partially offset by decreased average investment securities of $254.0 million, or 21.2%. For those respective periods, average demand and interest checking deposits increased $73.5 million, or 1.3%, primarily as a result of deposit growth in prepaid and debit card accounts. The $124.9 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of the 2021 deposits resulted from economic stimulus payments related to the pandemic, and was temporary. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $1.5 million for the first quarter of 2022 compared to $822,000 for the first quarter of 2021. The increase reflected higher allowances on specific loans while both periods reflected the impact of loan growth on the CECL model. The allowance for credit losses was $19.1 million, or 0.46%, of total loans at March 31, 2022, compared to $17.8 million, or 0.48%, of total loans at December 31, 2021. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $25.1 million in the first quarter of 2022 compared to $24.1 million in the first quarter of 2021. The $1.0 million, or 4.3%, increase between those respective periods was primarily the result of an increase in net realized and unrealized gains on non-SBA CRE bridge loans, at fair value. Net realized and unrealized gains on such loans increased to a gain of $3.4 million from a gain of $2.0 million. The $1.4 million change was primarily the result of fees related to repayments of non-SBA CRE bridge loans. The gain in 2022 also included a gain on hedges related to those loans, partially offset by $1.2 million of fair value losses. The fair value losses reflected the increase in market interest rates on fixed rate loans. Prepaid, debit card and related fees decreased $556,000, or 2.9%, to $18.7 million for the first quarter of 2022 compared to $19.2 million in the first quarter of 2021. The decrease reflected lower transaction volume resulting from an affinity client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $188,000, or 10.5%, to $2.0 million for the first quarter of 2022 compared to $1.8 million in the first quarter of 2021, reflecting increased ACH volume. Leasing related income increased $8,000, or 0.8%, to $973,000 for the first quarter of 2022 from $965,000 for the first quarter of 2021. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income increased $11,000, or 10.1%, to $120,000 for the first quarter of 2022 from $109,000 in the first quarter of 2021.

Non-Interest Expense. Total non-interest expense was $38.4 million for the first quarter of 2022, a decrease of $3.5 million, or 8.4%, compared to $41.9 million for the first quarter of 2021. Salaries and employee benefits decreased to $23.8 million for the first quarter of 2022, a decrease of $1.8 million, or 7.1%, from $25.7 million for the first quarter of 2021. Lower salary expense in 2022 reflected lower incentive compensation expense, including equity compensation expense. Depreciation and amortization increased $86,000, or 12.1%, to $795,000 in the first quarter of 2022 from $709,000 in the first quarter of 2021, primarily as a result of equipment additions related to a new data center and a new telephone system. Rent and occupancy increased $39,000, or 3.1%, to $1.3 million in the first quarter of 2022 from $1.3 million in the first quarter of 2021. Data processing increased $63,000, or 5.6%, to $1.2 million in the first quarter of 2022 from $1.1 million in the first quarter of 2021. Printing and supplies increased $20,000, or 30.3%, to $86,000 in the first quarter of 2022 from $66,000 in the first quarter of 2021. Audit expense decreased $1,000, or 0.3%, to $362,000 in the first quarter of 2022 from $363,000 in the first quarter of 2021. Legal expense decreased $1.3 million, or 61.3%, to $794,000 in the first quarter of 2022 from $2.1 million in the first quarter of 2021, reflecting decreased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements. Amortization of intangible assets decreased by $0, or 0.0%, to $99,000 in the first quarter of 2022 from $99,000 in the first quarter of 2021. FDIC insurance expense decreased $1.4 million, or 59.1%, to $974,000 for the first quarter of 2022 from $2.4 million in the first quarter of 2021 primarily due to a reduction in the Bank’s assessment rate resulting from the reclassification of certain of our deposits from brokered to non-brokered. The assessment rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. Software expense increased $180,000, or 4.9%, to $3.9 million in the first quarter of 2022 from $3.7 million in the first quarter of 2021. The increase reflected expenditures for information technology to improve efficiency and scalability, including expenses related to cybersecurity. Insurance expense increased $319,000, or 42.8%, to $1.1 million in the first quarter of 2022 compared to $745,000 in the first quarter of 2021, reflecting higher rates. Telecom and IT network communications decreased $31,000, or 7.7%, to $374,000 in the first quarter of 2022 from $405,000 in the first quarter of 2021. Consulting increased $39,000, or 14.8%, to $303,000 in the first quarter of 2022 from $264,000 in the first quarter of 2021. Other non-interest expense increased $231,000, or 7.5%, to $3.3 million in the first quarter of 2022 from $3.1 million in the first quarter of 2021. The $231,000 increase reflected a $162,000 increase in travel expenses.

Income Taxes. Income tax expense for continuing operations was $9.1 million for the first quarter of 2022 compared to $9.1 million in the first quarter of 2021. A 24.0% effective tax rate in 2022 and a 25.8% effective tax rate in 2021 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The reduction in effective tax rate for 2022 reflected the impact of a tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant date of the stock compensation.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits increased by $198.4 million, or 3.4%, to $6.11 billion for the first quarter of 2022 compared to the first quarter of 2021. Federal Reserve average balances decreased to $686.6 million in first quarter 2022 from $747.8 million in the first quarter of 2021. First quarter deposit balances are temporarily increased as a result of account holders’ tax refunds. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $907.3 million at March 31, 2022, compared to $953.7 million at December 31, 2021. Loan repayments, also a source of funds, were exceeded by new loan disbursements during first quarter 2022. As a result, at March 31, 2022 outstanding loans amounted to $4.16 billion, compared to $3.75 billion at the prior year end, an increase of $417.1 million, which was funded by deposits and securities repayments. Commercial loans, at fair value, decreased to $1.18 billion from $1.39 billion between those respective dates, a decrease of $207.5 million, which also provided funding for other loan categories. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA CRE bridge loans, in the third quarter of 2021. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. Certain accounts currently remain classified as brokered and require applications to the FDIC for reclassification. As of March 31, 2022, approximately $2.04 billion of our total deposit accounts of $6.23 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts, should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. As of March 31, 2022, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We have pledged in excess of $1.3 billion of multi-family loans to the FHLB. As a result, we have approximately $1.1 billion of availability on our line of credit which we can access at any time. Additionally, in excess of $400 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as additional collateral. Our collateralized line of credit with the Federal Reserve Bank (“FRB”) is $1.3 billion as of March 31, 2022. No amounts are outstanding on either line at March 31, 2022. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term need for liquidity consists principally of cash for required interest payments on our trust preferred securities and senior debt. Our sources of liquidity are primarily comprised of dividends from the Bank to the holding company, and the issuance of debt. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of March 31, 2022, we had cash reserves of approximately $50.2 million at the holding company. A reduction from the prior quarter end reflected the impact of $15.0 million of common stock repurchases. The biannual interest payments on the $100.0 million of senior debt are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $150,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at March 31, 2022 were $662.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

In the first quarter of 2022, purchases of $7.4 million of securities were exceeded by $31.6 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $2.12 billion and $2.15 billion as of March 31, 2022 and December 31,

2021, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2022, we were “well capitalized” under banking regulations.

The reduction in the leverage ratio, which is based on average quarterly assets, from the prior quarter, reflected deposit inflows in the first quarter of 2022, which resulted primarily from tax refunds deposited into customer accounts, a significant amount of which is temporary until those funds are spent.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2022
The Bancorp, Inc.	9.47%	14.15%	14.56%	14.15%
The Bancorp Bank	10.19%	15.23%	15.64%	15.23%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. Our largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of rate increases, interest earning assets tend to adjust more fully to rate increases at contractual pricing intervals which may be monthly or up to several years. Most of our loans and securities reprice monthly or quarterly, although some reprice over longer periods. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Primarily as a result of the impact of such interest rate floors, cumulative Federal Reserve interest rate increases approaching 200 basis points might be required to increase net interest income.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2022. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The rates on the vast majority of commercial loans, at fair value, totaling approximately $1.18 billion at March 31, 2022, were at their floors. Additionally, the rates on the vast majority of IBLOC loans totaling approximately $907.1 million at March 31, 2022, were at their floors. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$1,057,763	$11,365	$23,675	$81,312	$6,770
Loans, net of deferred loan fees and costs	3,163,600	110,915	303,960	376,503	209,320
Investment securities	488,023	78,077	122,057	138,081	81,100
Interest earning deposits	662,827	—	—	—	—
Total interest earning assets	5,372,213	200,357	449,692	595,896	297,190

Interest bearing liabilities:
Demand and interest checking	3,600,418	52,494	52,494	—	—
Savings and money market	180,560	361,120	180,560	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	98,774	—	—
Total interest bearing liabilities	3,794,421	413,614	331,828	—	—
Gap	$1,577,792	$(213,257)	$117,864	$595,896	$297,190
Cumulative gap	$1,577,792	$1,364,535	$1,482,399	$2,078,295	$2,375,485
Gap to assets ratio	22%	(3)%	2%	8%	5%
Cumulative gap to assets ratio	22%	19%	21%	29%	34%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table have a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table. Accordingly, actual results can and often do differ from projections. While the gap table above shows a positive gap, cumulative Federal Reserve interest rate increases approaching 200 basis points might be required to increase net interest income, primarily as a result of interest rate floors.

Financial Condition

General. Our total assets at March 31, 2022 were $7.08 billion, of which our total loans were $4.16 billion, and our commercial loans, at fair value, were $1.18 billion. At December 31, 2021, our total assets were $6.84 billion, of which our total loans were $3.75 billion, and our commercial loans, at fair value were $1.39 billion. The increase in assets reflected an increase in deposits which reflected the seasonal deposit inflows resulting from federal tax refunds.

Interest earning deposits and federal funds sold. At March 31, 2022, we had a total of $662.8 million of interest earning deposits compared to $596.4 million at December 31, 2021, an increase of $66.4 million. These deposits were comprised primarily of balances at the Federal Reserve, which reflected the elevated seasonal tax refund deposits noted above.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $907.3 million at March 31, 2022, a decrease of $46.4 million, or 4.9%, from December 31, 2021. The decrease reflected securities repayments.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended March 31, 2022 and 2021, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.7 million at March 31, 2022 and $1.7 million at December 31, 2021. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At March 31, 2022 and December 31, 2021 no investment securities were encumbered as there were no borrowings as of those dates.

Of the six securities we purchased from our securitizations, all have been repaid except those from CRE-2 and CRE-6. Payments on CRE-6 are on schedule. As of March 31, 2022, the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 47% excess credit support; thus, losses of 47% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting three of the remaining four loans was re-appraised in 2020 and 2021. The updated appraised value is approximately $70.3 million, which is net of $3.5 million due to the servicer. The remaining principal to be repaid on all securities is approximately $66.2 million and, as noted, our security is scheduled to be repaid prior to 47% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay our security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 47% credit support.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of March 31, 2022 (in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$3,025	2.27%	$14,269	2.72%	$12,912	2.32%	$30,206
Asset-backed securities	—	—	6,158	1.91%	139,976	1.85%	210,205	2.03%	356,339
Tax-exempt obligations of states and political subdivisions *	—	—	3,583	2.77%	—	—	—	—	3,583
Taxable obligations of states and political subdivisions	—	—	39,745	3.18%	6,458	4.28%	—	—	46,203
Residential mortgage-backed securities	—	—	41,521	2.45%	17,608	3.01%	107,970	1.67%	167,099
Collateralized mortgage obligation securities	—	—	452	1.83%	8,151	2.41%	45,223	1.98%	53,826
Commercial mortgage-backed securities	20,797	2.58%	47,840	2.61%	32,078	1.21%	142,677	2.94%	243,392
Corporate debt securities	—	—	—	—	—	—	6,690	3.68%	6,690
Total	$20,797		$142,324		$218,540		$525,677		$907,338
Weighted average yield		2.58%		2.69%		2.00%		2.21%

* If adjusted to their taxable equivalents, yields would approximate 3.51% for one to five years at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $1.18 billion at March 31, 2022 from $1.39 billion at December 31, 2021 reflecting the impact of loan repayments. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA CRE loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost. Interest rates shown in that table represent rate floors, set at origination. Rates on new loans will vary with market rates for such loans.

Loan portfolio. Total loans increased to $4.16 billion at March 31, 2022 from $3.75 billion at December 31, 2021.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2022	2021
SBL non-real estate	$122,387	$147,722
SBL commercial mortgage	385,559	361,171
SBL construction	31,432	27,199
Small business loans	539,378	536,092
Direct lease financing	538,616	531,012
SBLOC / IBLOC *	2,067,233	1,929,581
Advisor financing **	146,461	115,770
Real estate bridge loans	803,477	621,702
Other loans ***	61,096	5,014
	4,156,261	3,739,171
Unamortized loan fees and costs	8,037	8,053
Total loans, including unamortized loan fees and costs	$4,164,298	$3,747,224

	March 31,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,084 and $5,345
for March 31, 2022 and December 31, 2021, respectively	$545,462	$541,437
SBL loans included in commercial loans, at fair value	183,408	199,585
Total small business loans ****	$728,870	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $907.1 million and $788.3 million.

** In 2020, the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Includes demand deposit overdrafts reclassified as loan balances totaling $310,000 and $322,000 at March 31, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate from $147.7 million to $122.4 million in the first quarter of 2022 resulted from U.S. government repayments of $21.1 million of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $23.7 million at March 31, 2022 and $44.8 million at December 31, 2021, respectively.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of March 31, 2022 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$368,932
Paycheck Protection Program loans (PPP) (a)	23,713
Commercial mortgage SBA (b)	191,635
Construction SBA (c)	18,614
Non-guaranteed portion of U.S. government guaranteed loans (d)	100,478
Non-SBA small business loans (e)	16,700
Total principal	$720,072
Unamortized fees and costs	8,798
Total small business loans	$728,870

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the Bank adheres.

(c)Of the $18.6 million in Construction SBA loans, $15.8 million are 504 first mortgages with an origination date LTV of 50-60% and $2.8 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $100.5 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $16.7 million of non-SBA loans is comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators, are considered seasoned and have performed as agreed.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of March 31, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$65,808	$5,490	$21	$71,319	22%
Full-service restaurants	12,641	1,999	2,370	17,010	5%
Outpatient mental health and substance abuse centers	14,713	—	—	14,713	4%
Child day care services	12,278	—	962	13,240	4%
Baked goods stores	4,382	—	8,727	13,109	4%
Car washes	10,357	746	119	11,222	3%
Offices of lawyers	9,310	—	—	9,310	3%
Assisted living facilities for the elderly	8,844	—	—	8,844	3%
Funeral homes and funeral services	8,233	—	—	8,233	3%
Gasoline stations with convenience stores	8,219	—	—	8,219	3%
Lessors of nonresidential buildings (except miniwarehouses)	7,943	—	—	7,943	2%
General warehousing and storage	7,036	—	—	7,036	2%
Fitness and recreational sports centers	456	4,507	1,561	6,524	2%
Limited-service restaurants	1,129	1,820	3,040	5,989	2%
All other amusement and recreation industries	4,581	33	1,069	5,683	2%
Other technical and trade schools	44	4,867	—	4,911	1%
Other spectator sports	4,790	—	—	4,790	1%
Other warehousing and storage	3,200	—	—	3,200	1%
Plumbing, heating, and air-conditioning contractors	2,893	—	267	3,160	1%
Offices of dentists	2,595	372	91	3,058	1%
All other miscellaneous wood product manufacturing	2,987	—	—	2,987	1%
Offices of physicians	2,743	—	8	2,751	1%
Elementary and secondary schools	2,464	—	—	2,464	1%
Landscaping services	1,055	144	1,251	2,450	1%
Lessors of other real estate property	2,416	—	—	2,416	1%
All other miscellaneous general purpose machinery manufacturing	2,416	—	—	2,416	1%
Sewing, needlework, and piece goods stores	2,311	—	—	2,311	1%
Automotive body, paint, and interior repair and maintenance	1,720	—	577	2,297	1%
Pet care (except veterinary) services	1,895	—	345	2,240	1%
Amusement arcades	2,208	—	—	2,208	1%
Caterers	2,097	—	105	2,202	1%
Offices of real estate agents and brokers	2,155	—	—	2,155	1%
Vocational rehabilitation services	2,016	—	—	2,016	1%
Other**	44,061	1,450	23,491	69,002	18%
	$261,996	$21,428	$44,004	$327,428	100%

* Of the SBL commercial mortgage and SBL construction loans, $73.2 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of March 31, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$62,188	$383	$5,316	$67,887	21%
California	44,204	1,999	4,034	50,237	15%
North Carolina	23,625	6,854	2,438	32,917	10%
Pennsylvania	28,802	—	2,561	31,363	10%
New York	17,678	5,490	2,917	26,085	8%
Illinois	14,824	—	2,176	17,000	5%
Texas	12,277	—	3,718	15,995	5%
New Jersey	7,097	—	6,712	13,809	4%
Colorado	4,093	5,513	1,382	10,988	3%
Virginia	9,302	—	1,456	10,758	3%
Tennessee	8,189	—	383	8,572	3%
Georgia	3,017	—	1,340	4,357	1%
Ohio	3,672	—	516	4,188	1%
Michigan	3,301	—	796	4,097	1%
Washington	2,767	—	193	2,960	1%
Other States	16,960	1,189	8,066	26,215	9%
	$261,996	$21,428	$44,004	$327,428	100%

* Of the SBL commercial mortgage and SBL construction loans, $73.2 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of March 31, 2022 (in thousands):

Type*	State	SBL commercial mortgage*
Mental health and substance abuse center	Florida	$10,156
Hotel	Florida	8,729
Lawyers office	California	8,581
General warehousing and storage	Pennsylvania	7,036
Hotel	North Carolina	5,774
Hotel	New York	5,419
Assisted living facility	Florida	5,153
Technical and trade school	North Carolina	4,867
Hotel	North Carolina	4,704
Mental health and substance abuse center	Pennsylvania	4,557
Total		$64,976

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily bridge loans, excluding SBA loans, are as follows including LTV at origination as of March 31, 2022 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)*	74	$803,477	74%	3.99%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)*	67	$858,200	76%	4.71%
Hospitality (hotels and lodging)	9	70,600	65%	5.68%
Retail	5	59,233	71%	4.28%
Other	6	15,914	73%	5.13%
	87	1,003,947	75%	4.76%
Fair value adjustment		(6,470)
Total non-SBA commercial real estate loans, at fair value		997,477
Total commercial real estate loans		$1,800,954	75%	4.43%

*In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily bridge loans excluding SBA loans, by state as of March 31, 2022 (dollars in thousands):

	Balance	Origination date LTV
Texas	$708,304	76%
Georgia	171,385	74%
Ohio	122,573	72%
Alabama	89,835	74%
Florida	80,089	73%
Tennessee	64,583	68%
Arizona	55,319	74%
Other States each <$55 million	508,866	74%
Total	$1,800,954	74%

The following table summarizes our 15 largest commercial real estate loans, primarily bridge loans, excluding SBA loans, as of March 31, 2022 (dollars in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$41,040	75%
Texas	39,345	79%
Texas	37,283	75%
Texas	36,992	80%
Tennessee	30,361	62%
Missouri	30,000	72%
Texas	29,962	75%
Mississippi	28,853	79%
Texas	28,500	77%
North Carolina	27,969	77%
Texas	27,481	77%
New Jersey	26,800	77%
Oklahoma	26,800	78%
Ohio	26,403	74%
Texas	25,850	77%
15 Largest loans	$463,639	76%

The following table summarizes our institutional banking portfolio by type as of March 31, 2022 (dollars in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,160,141	52%
Insurance backed lines of credit (IBLOC)	907,092	41%
Advisor financing	146,461	7%
Total	$2,213,694	100%

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

The following table summarizes our top 10 SBLOC loans as of March 31, 2022 (dollars in thousands):

	Principal amount	% Principal to collateral
	$17,506	38%
	14,428	29%
	9,465	33%
	9,376	61%
	9,034	38%
	8,441	72%
	7,907	67%
	7,496	74%
	6,690	35%
	6,492	13%
Total and weighted average	$96,835	45%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, eight insurance companies have been approved and, as of January 26, 2022, all were rated A (excellent or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of March 31, 2022 (dollars in thousands):

	Principal balance	% Total
Construction	$98,638	18%
Government agencies and public institutions**	82,090	15%
Waste management and remediation services	63,823	12%
Real estate and rental and leasing	55,856	10%
Retail trade	45,615	8%
Wholesale purchase	43,324	8%
Health care and social assistance	30,494	6%
Transportation and warehousing	28,913	5%
Professional, scientific, and technical services	19,485	4%
Wholesale trade	16,558	3%
Manufacturing	16,406	3%
Educational services	8,154	2%
Other	29,260	6%
Total	$538,616	100%

* Of the total $538.6 million of direct lease financing, $476.9 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2022 (dollars in thousands):

	Principal balance	% Total
Florida	$91,293	17%
Utah	47,354	9%
California	46,693	9%
New Jersey	39,061	7%
Pennsylvania	34,417	6%
New York	30,535	6%
North Carolina	25,473	5%
Maryland	23,543	4%
Texas	21,873	4%
Connecticut	16,175	3%
Washington	15,599	3%
Georgia	12,873	2%
Idaho	10,569	2%
Alabama	10,111	2%
Tennessee	9,827	2%
Other States	103,220	19%
Total	$538,616	100%

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, continue to differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. Please see “Asset and Liability Management” which addresses interest rate risk.

	March 31, 2022
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(in thousands)
SBL non-real estate	$14,930	$62,709	$126,676	$1,394	$205,709
SBL commercial mortgage	18,045	3,083	96,485	373,782	491,395
SBL construction	3,856	—	—	27,910	31,766
Leasing	79,548	427,027	25,731	6,310	538,616
SBLOC/IBLOC	2,067,233	—	—	—	2,067,233
Advisor financing	—	771	145,690	—	146,461
Real estate bridge lending	—	803,477	—	—	803,477
Other loans	23,261	20,531	2,333	16,924	63,049
Loans at fair value excluding SBL	696,770	296,958	—	3,749	997,477
	$2,903,643	$1,614,556	$396,915	$430,069	$5,345,183

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$23,713	$—	$—	$23,713
Leasing		427,027	25,731	6,310	459,068
Advisor financing		771	145,690	—	146,461
Other loans		2,419	320	16,606	19,345
Loans at fair value excluding SBL		65,397	—	—	65,397
Total loans at fixed rates		519,327	171,741	22,916	713,984

Variable rates
SBL non-real estate		38,996	126,676	1,394	167,066
SBL commercial mortgage		3,083	96,485	373,782	473,350
SBL construction		—	—	27,910	27,910
Real estate bridge lending		803,477	—	—	803,477
Other loans		18,112	2,013	318	20,443
Loans at fair value excluding SBL		231,561	—	3,749	235,310
Total at variable rates		1,095,229	225,174	407,153	1,727,556

Total		$1,614,556	$396,915	$430,069	$2,441,540

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

At March 31, 2022, the allowance for credit losses amounted to $19.1 million which represented a $1.2 million increase compared to the $17.8 million at December 31, 2021. The increase reflected the impact of loan growth on the CECL model and higher allowances on specific loans at March 31, 2022. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At March 31, 2022, there were 14 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $655,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At March 31, 2022, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for small business loans, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2022, approximately 51% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2022, approximately 55% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2022 is 50%. At March 31, 2022, approximately 83% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2022 is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At March 31, 2022, approximately 66% of the non-government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2022 is 35%. At March 31, 2022, approximately 42% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans held for investment (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2022 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10 million. At March 31, 2022, approximately 100% of the non-SBA CRE floating rate loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2022 is 100%. At March 31, 2022, approximately 100% of the non-SBA CRE fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At March 31, 2022, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At March 31, 2022, approximately 68% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	March 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$2,551	$1,135	$420	$1,639	$5,745	$116,642	$122,387
SBL commercial mortgage	283	215	—	589	1,087	384,472	385,559
SBL construction	—	—	—	710	710	30,722	31,432
Direct lease financing	734	652	613	8	2,007	536,609	538,616
SBLOC / IBLOC	1,706	—	—	—	1,706	2,065,527	2,067,233
Advisor financing	—	—	—	—	—	146,461	146,461
Real estate bridge loans	—	—	—	—	—	803,477	803,477
Other loans	274	—	3,564	675	4,513	56,583	61,096
Unamortized loan fees and costs	—	—	—	—	—	8,037	8,037
	$5,548	$2,002	$4,597	$3,621	$15,768	$4,148,530	$4,164,298

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended
	or as of March 31,
	2022	2021
Ratio of:
Allowance for credit losses to total loans	0.46%	0.58%
Allowance for credit losses to non-performing loans *	231.82%	119.65%
Non-performing loans to total loans*	0.20%	0.49%
Non-performing assets to total assets *	0.38%	0.40%
Net charge-offs to average loans	0.01%	0.01%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for credit losses to total loans decreased to 0.46% as of March 31, 2022 from 0.58% at March 31, 2021. The reduction reflected a decrease in allowances on specific loans while total loans outstanding between the periods increased significantly. The ratio of the allowance for credit losses to non-performing loans increased to 231.82% at March 31, 2022, from 119.65% at March 31, 2021, primarily as a result of a decrease in non-performing SBA loans. That decrease was also reflected in the lower ratio of non-performing assets to total assets which decreased to 0.38% at March 31, 2022 from 0.40% at March 31, 2021, the impact of which was partially offset by a decrease in assets. Net charge-offs to average loans remained constant at 0.01% for the three months ended March 31, 2022 compared to 0.01% for the three months ended March 31, 2021.

Net charge-offs. Net charge-offs were $258,000 for the three months ended March 31, 2022, an increase of $8,000 from net charge-offs of $250,000 during the comparable period of 2021. Charge-offs in both periods resulted primarily from direct lease financing and non- real estate SBL charge-offs. SBL charge-offs result primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	March 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$98	$—	$—	$191	$—	$—	$—	$—
Recoveries	12	—	—	19	—	—	—	—
Net charge-offs	$86	$—	$—	$172	$—	$—	$—	$—

Average loan balance	$135,055	$373,365	$29,316	$534,814	$1,998,407	$131,116	$712,589	$33,055
Ratio of net charge-offs during the period to average loans during the period	0.06%	—	—	0.03%	—	—	—	—

	March 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans
Charge-offs	$144	$—	$—	$97	$15	$—	$—
Recoveries	4	—	—	2	—	—	—
Net charge-offs	$140	$—	$—	$95	$15	$—	$—

Average loan balance	$280,382	$310,415	$20,483	$473,249	$1,586,223	$53,601	$6,439
Ratio of net charge-offs during the period to average loans during the period	0.05%	—	—	0.02%	—	—	—

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. We had $18.9 million of other real estate owned (“OREO”) at March 31, 2022 and $18.9 million of OREO at December 31, 2021. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	March 31,	December 31,
	2022	2021
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,639	$1,313
SBL commercial mortgage	589	812
SBL construction	710	710
Direct leasing	8	254
Other loans	607	—
Consumer - home equity	68	72
Total non-accrual loans	3,621	3,161

Loans past due 90 days or more and still accruing	4,597	461
Total non-performing loans	8,218	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,091	$22,495

Loans that were modified as of March 31, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows dollars in thousands):

	March 31, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	12	$1,451	$1,451	9	$1,231	$1,231
Other loans	1	3,564	3,564	—	—	—
Consumer - home equity	1	245	245	1	248	248
Total(1)	14	$5,260	$5,260	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $745,000 and $656,000 at March 31, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$1,451	$—	$—	$1,231
Other loans	—	—	3,564	—	—	—
Consumer - home equity	—	—	245	—	—	248
Total(1)	$—	$—	$5,260	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $745,000 and $656,000 at March 31, 2022 and December 31, 2021, respectively.

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

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2022 or December 31, 2021.

The following table summarizes loans that were restructured within the 12 months ended March 31, 2022 that have subsequently defaulted (in thousands):

	March 31, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	1	$334
Total	1	$334

The following table provides information about credit deteriorated loans at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$529	$3,278	$—	$469	$2
SBL commercial mortgage	—	—	—	111	—
Direct lease financing	8	8	—	131	—
Other loans	4,171	4,171	—	4,171	29
Consumer - home equity	312	312	—	316	3
With an allowance recorded
SBL non-real estate	1,817	1,817	(1,338)	1,648	10
SBL commercial mortgage	589	589	(116)	589	—
SBL construction	710	710	(34)	710	—
Total
SBL non-real estate	2,346	5,095	(1,338)	2,117	12
SBL commercial mortgage	589	589	(116)	700	—
SBL construction	710	710	(34)	710	—
Direct lease financing	8	8	—	131	—
Other loans	4,171	4,171	—	4,171	29
Consumer - home equity	312	312	—	316	3
	$8,136	$10,885	$(1,488)	$8,145	$44

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

We had $3.6 million of non-accrual loans at March 31, 2022 compared to $3.2 million of non-accrual loans at December 31, 2021. The $460,000 increase in non-accrual loans was primarily due to $576,000 of loans placed on non-accrual status partially offset by $98,000 of charge-offs. Loans past due 90 days or more still accruing interest amounted to $4.6 million at March 31, 2022 and $461,000 at December 31, 2021. The $4.1 million increase reflected $614,000 of additions, $44,000 of loan payments and $3.6 million of loans reclassified from discontinued operations.

We had $18.9 million of OREO at March 31, 2022 and $18.9 million of OREO at December 31, 2021 after the reclassification of $17.3 million from discontinued operations. There was no other significant activity during the quarter.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2022 and December 31, 2021 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $16.3 million at March 31, 2022 compared to $16.2 million at December 31, 2021. The decrease reflected depreciation.

Assets held-for-sale from discontinued operations. Assets held-for-sale from discontinued operations were reclassified to continuing operations as of March 31, 2022 and as of prior period reporting dates. Those assets had consisted primarily of commercial, commercial mortgage and construction loans, and OREO, which consisted primarily of a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in December 2021 for $21.4 million.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At March 31, 2022, we had total deposits of $6.23 billion compared to $5.98 billion at December 31, 2021, an increase of $251.4 million, or 4.2%. The increase reflected tax refunds deposited into customer accounts, a significant amount of which is temporary until those funds are spent.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the three months ended		For the year ended
	March 31, 2022		December 31, 2021
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$5,575,228	0.10%	$5,321,283	0.09%
Savings and money market	532,047	0.15%	427,708	0.14%
Total deposits	$6,107,275	0.11%	$5,748,991	0.10%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There were no borrowings on either line at March 31, 2022 or December 31, 2021. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	March 31,	December 31,
	2022	2021
	(dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended March 31, 2022	555	na
Average during the year	555	19,958
Maximum month-end balance	—	300,000
Weighted average rate during the period	0.25%	0.25%
Rate at period end	0.25%	0.25%

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

Borrowings. At March 31, 2022, we had other long-term borrowings of $39.3 million compared to $39.5 million at December 31, 2021. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $50.5 million at March 31, 2022 compared to $62.2 million at December 31, 2021.

The difference reflected changes in taxes payable.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the three months ended March 31, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Contractual Obligations and Other Commitments

Our contractual obligations at March 31, 2022, with the exception of minimum annual rentals on noncancelable operating leases, did not significantly change from our contractual obligations at December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. On January 28, 2022, the Company signed a lease for approximately 52,000 square feet to relocate its Sioux Falls office to a new Sioux Falls location, for a minimum period of 10 years, which can be extended. Estimated occupancy is mid-2023 when rent payments, which begin at $24 per square foot, will increase throughout that 10 year period and amount to $28.68 in year 10.

The approximate future minimum annual rental payments, including any additional rents for escalation clauses, as of March 31, 2022 (in thousands), are as follows:

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$31,709	$2,450	$7,124	$4,284	$17,851
Total	$31,709	$2,450	$7,124	$4,284	$17,851

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 14--Legal.” which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

In October  2021, the Board approved a revised common stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). Under the 2022 Common Stock Repurchase Program, the Company is authorized to repurchase up to $15.0 million in each quarter of 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”). The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended March 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
	(dollars in thousands except per share data)
January 1, 2022 - January 31, 2022	499,458	$28.33	499,458	$45,851
February 1, 2022 - February 28, 2022	27,935	30.45	27,935	45,000
March 1, 2022 - March 31, 2022	—	—	—	45,000
Total	527,393	28.44	527,393	45,000

(1)On October 20, 2021, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to purchase shares for up to $15.0 million in each quarter through December 31, 2022, at which date the current plan terminates.

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

(1)Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2)Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).

(3)Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

May 10, 2022	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 10, 2022	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary