Form 10-Q
period 2022-06-30
Bancorp, Inc.
filed 2022-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of July 26, 2022, there were 56,556,667 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,873	$5,382
Interest earning deposits at Federal Reserve Bank	329,992	596,402
Total cash and cash equivalents	342,865	601,784

Investment securities, available-for-sale, at fair value	826,616	953,709
Commercial loans, at fair value (includes $0 and $61.6 million of loans held for sale at lower of cost or fair value at June 30, 2022 and December 31, 2021, respectively)	995,493	1,388,416
Loans, net of deferred loan fees and costs	4,754,697	3,747,224
Allowance for credit losses	(19,087)	(17,806)
Loans, net	4,735,610	3,729,418
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,643	1,663
Premises and equipment, net	16,693	16,156
Accrued interest receivable	19,264	17,871
Intangible assets, net	2,248	2,447
Other real estate owned	18,873	18,873
Deferred tax asset, net	23,344	12,667
Assets held-for-sale from discontinued operations	—	3,268
Other assets	137,086	96,967
Total assets	$7,119,735	$6,843,239

LIABILITIES
Deposits
Demand and interest checking	$5,394,562	$5,561,365
Savings and money market	486,189	415,546
Total deposits	5,880,751	5,976,911

Securities sold under agreements to repurchase	42	42
Short-term borrowings	385,000	—
Senior debt	98,866	98,682
Subordinated debentures	13,401	13,401
Other long-term borrowings	39,125	39,521
Other liabilities	46,014	62,228
Total liabilities	6,463,199	6,190,785

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,865,494 and 57,370,563
shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	56,865	57,371
Additional paid-in capital	323,774	349,686
Retained earnings	298,474	239,106
Accumulated other comprehensive (loss) income	(22,577)	6,291
Total shareholders' equity	656,536	652,454

Total liabilities and shareholders' equity	$7,119,735	$6,843,239

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Interest income
Loans, including fees	$55,150	$49,454	$105,741	$97,358
Investment securities:
Taxable interest	5,432	7,201	10,323	16,009
Tax-exempt interest	24	25	49	53
Interest earning deposits	1,004	300	1,351	483
	61,610	56,980	117,464	113,903
Interest expense
Deposits	5,590	1,519	7,196	3,285
Short-term borrowings	32	—	32	8
Senior debt	1,280	1,280	2,559	2,559
Subordinated debentures	139	112	255	225
	7,041	2,911	10,042	6,077
Net interest income	54,569	54,069	107,422	107,826
Provision for (reversal of) credit losses	(1,450)	(951)	3,509	(129)
Net interest income after provision for (reversal of) credit losses	56,019	55,020	103,913	107,955

Non-interest income
ACH, card and other payment processing fees	2,338	1,904	4,322	3,700
Prepaid, debit card and related fees	20,038	19,447	38,690	38,655
Net realized and unrealized gains
on commercial loans, at fair value	3,682	2,579	10,517	4,575
Leasing related income	1,545	1,767	2,518	2,732
Other	350	164	470	273
Total non-interest income	27,953	25,861	56,517	49,935

Non-interest expense
Salaries and employee benefits	25,999	27,087	49,847	52,745
Depreciation and amortization	744	706	1,539	1,415
Rent and related occupancy cost	1,274	1,271	2,563	2,521
Data processing expense	1,246	1,146	2,435	2,272
Printing and supplies	102	130	188	196
Audit expense	379	391	741	754
Legal expense	1,474	2,044	2,268	4,098
Legal settlement	1,152	—	1,152	—
Amortization of intangible assets	100	100	199	199
FDIC insurance	673	2,589	1,647	4,969
Software	4,165	3,706	8,029	7,390
Insurance	1,314	1,026	2,378	1,771
Telecom and IT network communications	377	409	751	814
Consulting	260	240	563	504
Other	3,586	3,038	6,897	6,118
Total non-interest expense	42,845	43,883	81,197	85,766
Income from continuing operations before income taxes	41,127	36,998	79,233	72,124
Income tax expense	10,725	7,840	19,865	16,906
Net income from continuing operations	$30,402	$29,158	$59,368	$55,218
Discontinued operations
Income from discontinued operations before income taxes	—	361	—	237
Income tax expense	—	84	—	55
Income from discontinued operations, net of tax	—	277	—	182
Net income	$30,402	$29,435	$59,368	$55,400

Net income per share from continuing operations - basic	$0.54	$0.51	$1.04	$0.96
Net income per share from discontinued operations - basic	$—	$—	$—	$0.01
Net income per share - basic	$0.54	$0.51	$1.04	$0.97

Net income per share from continuing operations - diluted	$0.53	$0.49	$1.03	$0.93
Net income per share from discontinued operations - diluted	$—	$—	$—	$0.01
Net income per share - diluted	$0.53	$0.50	$1.03	$0.94

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$30,402	$29,435	$59,368	$55,400
Other comprehensive loss, net of reclassifications into net income:

Other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(17,865)	(82)	(39,551)	(4,325)
Reclassification adjustments for losses included in income	—	—	6	7
Other comprehensive loss	(17,865)	(82)	(39,545)	(4,318)

Income tax benefit related to items of other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(4,824)	(22)	(10,679)	(1,169)
Reclassification adjustments for losses included in income	—	—	2	2
Income tax benefit related to items of other comprehensive loss	(4,824)	(22)	(10,677)	(1,167)

Other comprehensive loss, net of tax and reclassifications into net income	(13,041)	(60)	(28,868)	(3,151)
Comprehensive income	$17,361	$29,375	$30,500	$52,249

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2022
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	loss	Total

Balance at January 1, 2022	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	28,966	—	28,966
Common stock issued from option exercises,
net of tax benefits	27,818	27	57	—	—	84
Common stock issued from restricted units,
net of tax benefits	284,040	284	(284)	—	—	—
Stock-based compensation	—	—	1,618	—	—	1,618
Common stock repurchases	(527,393)	(527)	(14,473)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(15,827)	(15,827)
Balance at March 31, 2022	57,155,028	$57,155	$336,604	$268,072	$(9,536)	$652,295

Net income	—	$—	$—	$30,402	$—	$30,402
Common stock issued from option exercises,
net of tax benefits	7,500	7	71	—	—	78
Common stock issued from restricted units,
net of tax benefits	280,892	281	(281)	—	—	—
Stock-based compensation	—	—	1,802	—	—	1,802
Common stock repurchases	(577,926)	(578)	(14,422)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(13,041)	(13,041)
Balance at June 30, 2022	56,865,494	$56,865	$323,774	$298,474	$(22,577)	$656,536

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2021
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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2022	2021
	(in thousands)
Operating activities
Net income from continuing operations	$59,368	$55,218
Net income from discontinued operations, net of tax	—	182
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,738	1,614
Provision for (reversal of) credit losses	3,509	(129)
Net amortization of investment securities discounts/premiums	951	2,358
Stock-based compensation expense	3,420	4,467
Gain on commercial loans, at fair value	(10,977)	(3,723)
Gain from discontinued operations	—	(1,107)
Change in fair value of commercial loans, at fair value	1,476	838
Change in fair value of derivatives	(1,016)	(1,330)
Loss on sales of investment securities	6	7
(Increase) decrease in accrued interest receivable	(1,393)	1,790
Increase in other assets	(1,561)	(11,471)
Decrease in other liabilities	(15,661)	(14,917)
Net cash provided by operating activities	39,860	33,797

Investing activities
Purchase of investment securities available-for-sale	(18,260)	(153,481)
Proceeds from redemptions and prepayments of securities available-for-sale	67,680	276,679
Sale of repossessed assets	707	792
Net increase in loans	(946,241)	(263,597)
Net decrease in discontinued loans held-for-sale	—	15,444
Commercial loans, at fair value drawn during the period	(20,027)	(45,643)
Payments on commercial loans, at fair value	360,475	168,748
Purchases of premises and equipment	(2,115)	(1,284)
Change in receivable from investment in unconsolidated entity	—	(6)
Return of investment in unconsolidated entity	—	6,306
Decrease in discontinued assets held-for-sale	—	1,817
Net cash (used in) provided by investing activities	(557,781)	5,775

Financing activities
Net (decrease) increase in deposits	(96,160)	222,652
Proceeds from short-term borrowings	385,000	—
Proceeds from the issuance of common stock	162	1,229
Repurchases of common stock	(30,000)	(20,000)
Net cash provided by financing activities	259,002	203,881

Net (decrease) increase in cash and cash equivalents	(258,919)	243,453

Cash and cash equivalents, beginning of period	601,784	345,515

Cash and cash equivalents, end of period	$342,865	$588,968

Supplemental disclosure:
Interest paid	$10,030	$6,555
Taxes paid	$20,966	$23,250
Non-cash investing and financing activities
Investment securities (redeemed) purchased and not settled	$(37,432)	$29,608
Transfer of loans from discontinued operations	$61,580	$—
Transfer of real estate owned from discontinued operations	$17,343	$—
Leased vehicles transferred to repossessed assets	$720	$690

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or (“the Bank”), which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. The Bank has two primary lines of business consisting of its national specialty lending segment and its payments segment.

In the national specialty lending segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leases (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate (“CRE”) bridge loans. Prior to 2020, the Company generated CRE bridge loans for sale into capital markets primarily through loan securitizations which issued commercial mortgage backed securities (“CMBS”). In the third quarter of 2020, the Company decided to retain the CRE bridge loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Company resumed originating CRE bridge loans (primarily apartment buildings), after suspending the origination of such loans for most of 2020 and the first half of 2021. These new originations are classified as real estate bridge loans (“REBL”) and are accounted for at amortized cost, while prior CRE bridge loans originally generated for securitization continue to be accounted for at fair value. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession.

While the national specialty lending segment generates the majority of the Company’s revenues, the payment segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing services. Payment segment deposits fund the majority of the Company’s loans and securities and may be lower cost than other funding sources. Most of that segment’s revenues and deposits, in addition to SBLOC and IBLOC loans, result from relationships with third parties that market such products. Concentrations of loans and lower cost deposits result based upon the cumulative account balances generated by those third parties. Similar revenue concentrations result in prepaid, debit card and related fees.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the six month period ended June 30, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2021 Form 10-K. The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. In the first quarter of 2022 these loans were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. The $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by provisions for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

The Company’s non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, the Company decided to retain these loans on its balance sheet as interest earning assets and has resumed originating such loans. These new originations are identified as REBL and are held for investment in the loan portfolio. Prior originations initially intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2022, the Company had three active stock-based compensation plans.

During the six months ended June 30, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. During the six months ended June 30, 2021, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $8.51. There were 35,318 common stock options exercised in the six month period ended June 30, 2022. There were 342,500 common stock options exercised in the six month period ended June 30, 2021.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2022	550,104	$9.67	7.17	$8,603,191
Granted	100,000	30.32	9.62	—
Exercised	(35,318)	8.84	—	808,850
Expired	—	—	—	—
Forfeited	(7,182)	—	—	—
Outstanding at June 30, 2022	607,604	$13.13	7.65	$4,964,364
Exercisable at June 30, 2022	266,328	$8.87	6.56	$2,835,392

The Company granted 260,693 restricted stock units (“RSUs”) in the first six months of 2022, of which 219,311 have a vesting period of three years and 41,382 have a vesting period of one year. At issuance, the 260,693 RSUs granted in the first six months of 2022 had a weighted average fair value of $28.61 per unit. In the first six months of 2021, the Company granted 313,697 RSUs of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first six months of 2021 had a weighted average fair value of $18.81 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2022	1,030,124	$10.49	1.17
Granted	260,693	28.61	2.34
Vested	(564,932)	10.21	—
Forfeited	(23,220)	13.29	—
Outstanding at June 30, 2022	702,665	$17.52	1.48

As of June 30, 2022, there was a total of $12.4 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.6 years. Related compensation expense for the three months ended June 30, 2022 and 2021 was $1.8 million and $2.2 million, respectively. Related compensation expense for the six months ended June 30, 2022 and 2021 was $3.4 million and $4.5 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2022 and 2021 was $6.0 million and $6.7 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $14.7 million and $19.9 million, respectively.

For the periods ended June 30, 2022 and 2021, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2022	2021
Risk-free interest rate	1.94%	1.19%
Expected dividend yield	—	—
Expected volatility	45.10%	45.61%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended June 30, 2022 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

Note 4. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities, including stock options and RSUs or other contracts to issue common stock were exercised and converted into common stock. Stock options are dilutive if exercise prices are less than current stock prices. RSUs are dilutive because they represent grants over vesting periods which do not require employees to pay exercise prices. The dilution shown in the tables below includes the potential dilution from both stock options and RSUs.

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$30,402	56,801,518	$0.54
Effect of dilutive securities
Common stock options and restricted stock units	—	652,212	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$30,402	57,453,730	$0.53

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at June 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$59,368	56,962,000	$1.04
Effect of dilutive securities
Common stock options and restricted stock units	—	810,538	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$59,368	57,772,538	$1.03

Stock options for 507,604 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

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

Notes: The total of diluted earnings per share from continuing and discontinued operations does not equal diluted earnings per share due to rounding.

In 2022, after reclassification of discontinued assets to contuing operations, there was no further income or expense for discontinued operations.

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

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

Available-for-sale	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,598	$32	$(893)	$28,737
Asset-backed securities *	356,788	—	(10,889)	345,899
Tax-exempt obligations of states and political subdivisions	3,559	18	(16)	3,561
Taxable obligations of states and political subdivisions	45,723	116	(526)	45,313
Residential mortgage-backed securities	160,885	172	(5,693)	155,364
Collateralized mortgage obligation securities	49,793	1	(842)	48,952
Commercial mortgage-backed securities	201,317	—	(8,448)	192,869
Corporate debt securities	10,000	—	(4,079)	5,921
	$857,663	$339	$(31,386)	$826,616

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$20,010	$—	$(169)	$19,841
Collateralized loan obligation securities	336,778	—	(10,720)	326,058
	$356,788	$—	$(10,889)	$345,899

Available-for-sale	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$36,182	$1,167	$(47)	$37,302
Asset-backed securities *	360,332	327	(241)	360,418
Tax-exempt obligations of states and political subdivisions	3,559	172	—	3,731
Taxable obligations of states and political subdivisions	45,984	2,422	—	48,406
Residential mortgage-backed securities	179,778	4,804	(281)	184,301
Collateralized mortgage obligation securities	60,778	1,083	—	61,861
Commercial mortgage-backed securities	248,599	4,106	(1,629)	251,076
Corporate debt securities	10,000	—	(3,386)	6,614
	$945,212	$14,081	$(5,584)	$953,709

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$22,518	$13	$(73)	$22,458
Collateralized loan obligation securities	337,814	314	(168)	337,960
	$360,332	$327	$(241)	$360,418

Investments in Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.6 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$22,045	$22,040
Due after one year through five years	147,226	144,670
Due after five years through ten years	241,267	234,669
Due after ten years	447,125	425,237
	$857,663	$826,616

At June 30, 2022 and December 31, 2021, no investment securities were encumbered through pledging or otherwise, as borrowings were collateralized with loans.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2022 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$24,453	$(857)	$2,434	$(36)	$26,887	$(893)
Asset-backed securities	59	252,857	(7,312)	93,042	(3,577)	345,899	(10,889)
Tax-exempt obligations of states and
political subdivisions	1	1,143	(16)	—	—	1,143	(16)
Taxable obligations of states and
political subdivisions	21	36,616	(526)	—	—	36,616	(526)
Residential mortgage-backed securities	131	135,304	(5,227)	5,324	(466)	140,628	(5,693)
Collateralized mortgage obligation securities	20	48,815	(842)	—	—	48,815	(842)
Commercial mortgage-backed securities	42	155,933	(4,190)	36,935	(4,258)	192,868	(8,448)
Corporate debt securities	1	—	—	5,921	(4,079)	5,921	(4,079)
Total unrealized loss position
investment securities	287	$655,121	$(18,970)	$143,656	$(12,416)	$798,777	$(31,386)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At June 30, 2022, it had a book value of $10.0 million and a fair value of $5.9 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of June 30, 2022 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including: small business comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At June 30, 2022, the fair value of these loans was $995.5 million, and the unpaid principal balance was $999.9 million. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations were changes in the fair value of such loans. For the six months ended June 30, 2022, net unrealized losses recognized for such changes in fair value were $1.5 million, which reflected $650,000 of loss attributable to credit weaknesses. For the six months ended June 30, 2021, unrealized losses recognized for such changes in fair value were $478,000 of which $246,000 was attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At June 30, 2022, $1.92 billion of loans were pledged to the Federal Reserve and $1.46 billion of loans were pledged to the Federal Home Loan Bank. At June 30, 2022, there was $385.0 million outstanding against the Federal Reserve line collateral and $0 outstanding against the Federal Home Loan Bank line.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already have cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which value was confirmed by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. Of the six securities resulting from our securitizations all have been repaid except that from CRE-2. As of June 30, 2022, the principal balance of the security owned by the Company issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. The remaining collateral consists of four loans, three backed by retail properties and one backed by an office complex. In addition to the repayment of the single performing retail loan for $8.0 million, the servicer is utilizing 2021 appraised values totaling $32.6 million for the foreclosed property on the remaining two retail properties. The office building loan matured on June 1, 2022, and subject to verification from a recently ordered appraisal, a broker’s indication of value for that collateral was $20.9 million. The $53.5 million total estimated collateral value of these three defaulted loans, compares to $60.7 million to be repaid on those loans. We expect that the $7.2 million deficiency will be absorbed by the two tranches subordinate to the Company’s security, which total $31.4 million. After those tranches absorb the deficiency, 41.1% protection will remain in those subordinate tranches. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon property liquidations, and that deficiencies will not exceed the 41.1% remaining credit support.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	June 30,	December 31,
	2022	2021
SBL non-real estate	$112,854	$147,722
SBL commercial mortgage	425,219	361,171
SBL construction	27,042	27,199
Small business loans	565,115	536,092
Direct lease financing	583,086	531,012
SBLOC / IBLOC *	2,274,256	1,929,581
Advisor financing **	155,235	115,770
Real estate bridge loans	1,106,875	621,702
Other loans ***	63,514	5,014
	4,748,081	3,739,171
Unamortized loan fees and costs	6,616	8,053
Total loans, including unamortized loan fees and costs	$4,754,697	$3,747,224

	June 30,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,444 and $5,345
for June 30, 2022 and December 31, 2021, respectively	$571,559	$541,437
SBL loans included in commercial loans, at fair value	168,579	199,585
Total small business loans ****	$740,138	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.02 billion and $788.3 million.

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

*** Includes demand deposit overdrafts reclassified as loan balances totaling $170,000 and $322,000 at June 30, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate from $122.4 million to $112.9 million in the second quarter of 2022 resulted primarily from U.S. government repayments of Paycheck Protection Program (“PPP”) loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $10.3 million at June 30, 2022 and $23.7 million at March 31, 2022, respectively.

The following table provides information about loans individually evaluated for credit loss at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$244	$3,700	$—	$394	$4
SBL commercial mortgage	—	—	—	75	—
Direct lease financing	—	—	—	87	—
Consumer - home equity	307	307	—	313	4
With an allowance recorded
SBL non-real estate	926	926	(593)	1,407	5
SBL commercial mortgage	1,423	1,423	(365)	867	—
SBL construction	710	710	(34)	710	—
Other loans	4,159	4,159	(31)	4,159	52
Total
SBL non-real estate	1,170	4,626	(593)	1,801	9
SBL commercial mortgage	1,423	1,423	(365)	942	—
SBL construction	710	710	(34)	710	—
Direct lease financing	—	—	—	87	—
Other loans	4,159	4,159	(31)	4,159	52
Consumer - home equity	307	307	—	313	4
	$7,769	$11,225	$(1,023)	$8,012	$65

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated

(in thousands):

	June 30, 2022			December 31, 2021
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$792	$103	$895	$1,313
SBL commercial mortgage	1,423	—	1,423	812
SBL construction	710	—	710	710
Direct leasing	—	—	—	254
Consumer - home equity	—	63	63	72
Other loans	607	—	607	—
	$3,532	$166	$3,698	$3,161

The Company had $18.9 million of other real estate owned at June 30, 2022 and $18.9 million of other real estate owned at December 31, 2021. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
	(in thousands)
Non-accrual loans
SBL non-real estate	$895	$1,313
SBL commercial mortgage	1,423	812
SBL construction	710	710
Direct leasing	—	254
Other loans	607	—
Consumer - home equity	63	72
Total non-accrual loans	3,698	3,161

Loans past due 90 days or more and still accruing	4,848	461
Total non-performing loans	8,546	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,419	$22,495

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2022 and 2021, was $68,000 and $172,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2022. In the six months ended June 30, 2022 and 2021 a total of $198,000 and $36,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of June 30, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	9	$665	$665	9	$1,231	$1,231
SBL commercial mortgage	1	835	835	—	—	—
Other loans	1	3,552	3,552	—	—	—
Consumer - home equity	1	244	244	1	248	248
Total(1)	12	$5,296	$5,296	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at June 30, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$665	$—	$—	$1,231
SBL commercial mortgage	—	—	835	—	—	—
Other loans	—	—	3,552	—	—	—
Consumer - home equity	—	—	244	—	—	248
Total(1)	$—	$—	$5,296	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at June 30, 2022 and December 31, 2021, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2022 or December 31, 2021.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of June 30, 2022, there were 12 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $609,000. As of December 31, 2021, there were 10 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $476,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended June 30, 2022 that have subsequently defaulted (in thousands):

	June 30, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	1	$334
Total	1	$334

Management estimates the allowance for credit losses using relevant available internal and external historical loan performance information, current economic conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for their review. With the exception of SBLOC and IBLOC, which utilize probability of loss/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the allowances for other categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. For all loan pools the Company considers the need for an additional allowance based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the allowance reverts directly to the Company’s quantitative analysis derived from its historical loss rates.

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

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty in 2022, including heightened inflation and increased risks of recession, the qualitative factors were maintained at their original levels, which had been set in anticipation of a downturn. The potential impact of heightened inflation was also considered by line of business heads, credit leadership and other staff. Two areas were identified which might be specifically impacted. First, Federal Reserve rate increases will directly increase a real estate bridge loan sponsors’ floating rate borrowing costs, and may also impair repayment ability in the future. However, rising rents in the multifamily sector provide a significant risk mitigant to that portfolio which consists primarily of apartment buildings. Second, inflation in fuel prices poses a risk to the Company’s vehicle fleet leases, specifically for less fuel efficient vehicles for which demand and values may decrease. However, vehicle shortages have resulted in higher vehicle prices, a condition estimated to persist in a twelve to eighteen month time frame.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced charge-offs for either real estate bridge lending or similarly underwritten loans in its predecessor commercial loans, at fair value portfolio, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations. Accordingly, the estimated credit losses for this pool were derived purely from industry loss information for multi-family housing. The estimated reserve on the multi-family portfolio is currently derived from that industry qualitative factor. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020 with limited performance history. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for small business loans, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for small business loans downward to account for a greater percentage of government guaranteed balances in applicable pools as compared to prior periods. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at June 30, 2022 and December 31, 2021 are as follows (in thousands):

As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$2,393	$11,696	$340	$—	$—	$—	$—	$14,429
Pass	11,600	30,975	14,783	7,802	8,092	10,543	—	83,795
Special mention	—	—	—	—	624	474	—	1,098
Substandard	—	—	336	190	1	645	—	1,172
Total SBL non-real estate	13,993	42,671	15,459	7,992	8,717	11,662	—	100,494

SBL commercial mortgage
Non-rated	17,496	—	—	—	—	—	—	17,496
Pass	47,626	97,919	56,012	70,795	47,000	78,617	—	397,969
Special mention	—	—	141	1,853	—	659	—	2,653
Substandard	—	—	—	—	834	589	—	1,423
Total SBL commercial mortgage	65,122	97,919	56,153	72,648	47,834	79,865	—	419,541

SBL construction
Non-rated	198	—	—	—	—	—	—	198
Pass	—	11,247	12,461	2,426	—	—	—	26,134
Substandard	—	—	—	—	—	710	—	710
Total SBL construction	198	11,247	12,461	2,426	—	710	—	27,042

Direct lease financing
Non-rated	49,240	38,489	10,581	1,482	706	237	—	100,735
Pass	142,813	159,899	111,638	42,770	17,085	5,247	—	479,452
Special mention	29	—	—	—	10	8	—	47
Substandard	1,005	671	1,131	45	—	—	—	2,852
Total direct lease financing	193,087	199,059	123,350	44,297	17,801	5,492	—	583,086

SBLOC
Non-rated	—	—	—	—	—	—	3,913	3,913
Pass	—	—	—	—	—	—	1,253,147	1,253,147
Total SBLOC	—	—	—	—	—	—	1,257,060	1,257,060

IBLOC
Non-rated	—	—	—	—	—	—	503,028	503,028
Pass	—	—	—	—	—	—	514,168	514,168
Total IBLOC	—	—	—	—	—	—	1,017,196	1,017,196

Advisor financing
Non-rated	2,713	950	—	—	—	—	—	3,663
Pass	42,632	67,989	40,951	—	—	—	—	151,572
Total advisor financing	45,345	68,939	40,951	—	—	—	—	155,235

Real estate bridge loans
Pass	473,319	633,556	—	—	—	—	—	1,106,875
Total real estate bridge loans	473,319	633,556	—	—	—	—	—	1,106,875

Other loans
Non-rated	3,244	49	92	—	—	22,130	549	26,064
Pass	228	369	112	2,843	3,832	42,656	1,225	51,265
Special mention	—	—	—	—	—	3,552	—	3,552
Substandard	—	—	—	—	—	607	64	671
Total other loans**	3,472	418	204	2,843	3,832	68,945	1,838	81,552

	$794,536	$1,053,809	$248,578	$130,206	$78,184	$166,674	$2,276,094	$4,748,081

Unamortized loan fees and costs	—	—	—	—	—	—	—	6,616
Total								$4,754,697

*Included in the SBL non real estate non-rated total of $14.4 million, were $10.3 million of PPP loans.

**Included in Other loans are $18.0 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of June 30, 2022. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

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

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program, the 504 Fixed Asset Financing Program, and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and these loans are expected to be reimbursed by the U.S. government within one year of their origination. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials. PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

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

Investment advisor financing. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. As credit losses have not been experienced, the allowance is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. The portfolio is comprised primarily of apartment buildings. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. As credit losses have not been experienced, the allowance is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in economic conditions, underlying collateral and portfolio performance.

Other loans. Other loans include commercial and consumer loans including home equity lines of credit of the type the Company generally no longer offers. Qualitative factors focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of June 30, 2022 and as of December 31, 2021 was $2.7 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	June 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(844)	—	—	(199)	—	—	—	—	—	(1,043)
Recoveries	33	—	—	93	—	—	—	—	—	126
Provision (reversal of)*	380	(632)	(3)	513	174	296	889	581	—	2,198
Ending balance	$4,984	$2,320	$429	$6,224	$1,138	$1,164	$2,070	$758	$—	$19,087

Ending balance: Individually evaluated for expected credit loss	$593	$365	$34	$—	$—	$—	$—	$31	$—	$1,023

Ending balance: Collectively evaluated for expected credit loss	$4,391	$1,955	$395	$6,224	$1,138	$1,164	$2,070	$727	$—	$18,064

Loans:
Ending balance**	$112,854	$425,219	$27,042	$583,086	$2,274,256	$155,235	$1,106,875	$63,514	$6,616	$4,754,697

Ending balance: Individually evaluated for expected credit loss	$1,170	$1,423	$710	$—	$—	$—	$—	$4,466	$—	$7,769

Ending balance: Collectively evaluated for expected credit loss	$111,684	$423,796	$26,332	$583,086	$2,274,256	$155,235	$1,106,875	$59,048	$6,616	$4,746,928

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (reversal of)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	June 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans	Unallocated**	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$199	—	$16,082
Charge-offs	(321)	(23)	—	(193)	(15)	—	—	—	(552)
Recoveries	15	—	—	7	—	—	—	—	22
Provision (reversal of)*	263	(663)	(27)	(139)	104	179	23	—	(260)
Ending balance	$5,017	$2,629	$301	$5,718	$864	$541	$222	—	$15,292

Ending balance: Individually evaluated for expected credit loss	$1,559	$510	$34	$—	$—	$—	$10	$—	$2,113

Ending balance: Collectively evaluated for expected credit loss	$3,458	$2,119	$267	$5,718	$864	$541	$212	$—	$13,179

Loans:
Ending balance**	$228,958	$343,487	$18,494	$506,424	$1,729,628	$72,190	$5,840	$10,323	$2,915,344

Ending balance: Individually evaluated for expected credit loss	$2,729	$3,167	$711	$635	$—	$—	$550	$—	$7,792

Ending balance: Collectively evaluated for expected credit loss	$226,229	$340,320	$17,783	$505,789	$1,729,628	$72,190	$5,290	$10,323	$2,907,552

*The amount shown as the provision for (reversal of) credit losses for the period reflects the provision on (reversal of) credit losses for loans, while the consolidated statements of operations provision for (reversal of) credit losses include provisions for unfunded commitments of $1.3 million, $131,000 and $597,000, respectively, for the six months ended June 30, 2022 and June 30, 2021, and for full year 2021.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at June 30, 2022 are as follows (in thousands):

As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(844)	$(844)
Current period recoveries	—	—	—	—	—	33	33
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(811)	(811)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	—	(50)	(123)	(26)	—	—	(199)
Current period recoveries	—	—	87	6	—	—	93
Current period direct lease financing net charge-offs	—	(50)	(36)	(20)	—	—	(106)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period other loans net recoveries	—	—	—	—	—	—	—

Total
Current period charge-offs	—	(50)	(123)	(26)	—	(844)	(1,043)
Current period recoveries	—	—	87	6	—	33	126
Current period net charge-offs	$—	$(50)	$(36)	$(20)	$—	$(811)	$(917)

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2022 or December 31, 2021. In the second quarter of 2022, the Company purchased $22.2 million of lease receivables and $7.3 million of SBL none of which were credit deteriorated.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,327	$1,144	$608	$895	$3,974	$108,880	$112,854
SBL commercial mortgage	2,134	7	—	1,423	3,564	421,655	425,219
SBL construction	—	—	—	710	710	26,332	27,042
Direct lease financing	932	639	589	—	2,160	580,926	583,086
SBLOC / IBLOC	2,021	1,407	94	—	3,522	2,270,734	2,274,256
Advisor financing	—	—	—	—	—	155,235	155,235
Real estate bridge loans	—	—	—	—	—	1,106,875	1,106,875
Other loans	1,288	94	3,557	670	5,609	57,905	63,514
Unamortized loan fees and costs	—	—	—	—	—	6,616	6,616
	$7,702	$3,291	$4,848	$3,698	$19,539	$4,735,158	$4,754,697

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2022	$90,377
2023	142,853
2024	119,769
2025	65,408
2026	33,777
2027 and thereafter	10,000
Total undiscounted cash flows	462,184
Residual value *	178,897
Difference between undiscounted cash flows and discounted cash flows	(57,995)
Present value of lease payments recorded as lease receivables	$583,086

*Of the $178,897,000, $30,239,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2022 and December 31, 2021, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2022, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.5 million at June 30, 2022 and $5.2 million at December 31, 2021.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $794,000 and $1.3 million for legal services for the six months ended June 30, 2022 and 2021, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $342.9 million and $601.8 million as of June 30, 2022 and December 31, 2021, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the second quarter of 2022 and 2021, there were no transfers between the three levels.

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

Assets held-for-sale from discontinued operations were recorded at the lower of cost basis or market value. For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. Loan fair values are based on “unobservable inputs” that are based on available information. Level 3 fair values are based on the present value of cash flows by unit of measurement. In the first quarter of 2022, discontinued loans were reclassified to loans held for investment, as efforts to sell the loans had concluded. Accordingly, these loans will be accounted for as such, and included in related tables. Discontinued other real estate owned which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the consolidated balance sheet.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$826,616	$826,616	$—	$808,624	$17,992
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,643	1,643	—	—	1,643
Commercial loans, at fair value	995,493	995,493	—	—	995,493
Loans, net of deferred loan fees and costs	4,754,697	4,738,707	—	—	4,738,707
Interest rate swaps, asset	463	463	—	463	—
Demand and interest checking	5,394,562	5,394,562	—	5,394,562	—
Savings and money market	486,189	486,189	—	486,189	—
Senior debt	98,866	99,327	—	99,327	—
Subordinated debentures	13,401	8,203	—	—	8,203
Securities sold under agreements to repurchase	42	42	42	—	—
Short-term borrowings	385,000	385,000	385,000	—	—

	December 31, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$953,709	$953,709	$—	$934,678	$19,031
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,388,416	1,388,416	—	—	1,388,416
Loans, net of deferred loan fees and costs	3,747,224	3,745,548	—	—	3,745,548
Assets held-for-sale from discontinued operations	3,268	3,268	—	—	3,268
Interest rate swaps, liability	553	553	—	553	—
Demand and interest checking	5,561,365	5,561,365	—	5,561,365	—
Savings and money market	415,546	415,546	—	415,546	—
Senior debt	98,682	101,980	—	101,980	—
Subordinated debentures	13,401	8,815	—	—	8,815
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$28,737	$—	$28,737	$—
Asset-backed securities	345,899	—	345,899	—
Obligations of states and political subdivisions	48,874	—	48,874	—
Residential mortgage-backed securities	155,364	—	155,364	—
Collateralized mortgage obligation securities	48,952	—	48,952	—
Commercial mortgage-backed securities	192,869	—	180,798	12,071
Corporate debt securities	5,921	—	—	5,921
Total investment securities, available-for-sale	826,616	—	808,624	17,992
Commercial loans, at fair value	995,493	—	—	995,493
Interest rate swaps, asset	463	—	463	—
	$1,822,572	$—	$809,087	$1,013,485

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$37,302	$—	$37,302	$—
Asset-backed securities	360,418	—	360,418	—
Obligations of states and political subdivisions	52,137	—	52,137	—
Residential mortgage-backed securities	184,301	—	184,301	—
Collateralized mortgage obligation securities	61,861	—	61,861	—
Commercial mortgage-backed securities	251,076	—	238,659	12,417
Corporate debt securities	6,614	—	—	6,614
Total investment securities, available-for-sale	953,709	—	934,678	19,031
Commercial loans, at fair value	1,388,416	—	—	1,388,416
Assets held-for-sale from discontinued operations	3,268	—	—	3,268
Interest rate swaps, liability	553	—	553	—
	$2,344,840	$—	$934,125	$1,410,715

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Beginning balance	$19,031	$178,951	$1,388,416	$1,810,812
Transfers from investment in unconsolidated entity	—	—	—	22,926
Transfers from assets held-for-sale from discontinued operations	—	—		61,580
Transfers to loans, net	—	—	(61,580)	—
Total (losses) or gains (realized/unrealized)
Included in earnings	—	(44)	9,501	13,214
Included in other comprehensive loss	(1,039)	(1,422)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	20,027	127,765
Settlements	—	(158,454)	(360,871)	(647,881)
Ending balance	$17,992	$19,031	$995,493	$1,388,416

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(1,476)	$(2,133)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Beginning balance	$—	$31,294	$3,268	$113,650
Transfers to commercial loans, at fair value	—	(22,926)	—	(61,580)
Transfers to other real estate owned	—	(2,145)	—	(17,343)
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	—	1,102
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	—	5,222
Sales	—	—	—	(2,020)
Settlements	—	(6,223)	(3,268)	(35,750)
Charge-offs	—	—	—	(13)
Ending balance	$—	$—	$—	$3,268

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$566

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	June 30, 2022	December 31, 2021
Beginning balance	$18,873	$—
Transfers from investment in unconsolidated entity	—	2,145
Sales	—	(615)
Transfers from discontinued operations	—	17,343
Ending balance	$18,873	$18,873

Information related to fair values of level 3 balance sheet categories is as follows:

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2022	Valuation techniques	Unobservable inputs	June 30, 2022	June 30, 2022

Commercial mortgage-backed investment
security (a)	$12,071	Discounted cash flow	Discount rate	11.02%	11.02%
Insurance liquidating trust preferred security (b)	5,921	Discounted cash flow	Discount rate	10.50%	10.50%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,643	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	4,738,707	Discounted cash flow	Discount rate	3.00% - 9.00%	5.00%

Commercial - SBA (d)	168,579	Discounted cash flow	Discount rate	1.85%-3.65%	3.39%
Non-SBA CRE - fixed (e)	68,863	Discounted cash flow	Discount rate	7.15%-18.07%	9.53%
Non-SBA CRE - floating (f)	758,051	Discounted cash flow	Discount rate	4.32%-13.30%	5.14%
Commercial loans, at fair value	995,493

Subordinated debentures (g)	8,203	Discounted cash flow	Discount rate	10.00%	10.00%

Other real estate owned (h)	18,873	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2021	Valuation techniques	Unobservable inputs	December 31, 2021	December 31, 2021
Commercial mortgage-backed investment
security	$12,417	Discounted cash flow	Discount rate	8.00%	8.00%
Insurance liquidating trust preferred security	6,614	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	3,745,548	Discounted cash flow	Discount rate	1.00% - 7.00%	3.70%

Commercial - SBA	199,585	Discounted cash flow	Discount rate	1.04% - 2.12%	$103.40
Non-SBA CRE - fixed	79,864	Discounted cash flow	Discount rate	5.31%-7.43%	6.26%
Non-SBA CRE - floating	1,047,387	Discounted cash flow	Discount rate	3.96%-10.20%	4.96%
Other loans	61,580	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%
Commercial loans, at fair value	1,388,416

Assets held-for-sale from discontinued operations	3,268	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%

Subordinated debentures	8,815	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned	18,873	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yields derived from market pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2022 table.

a)Commercial mortgage-backed investment security, consisting of a single Bank issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value. As of June 30, 2022, four loans remain as collateral to this security. The properties backing two of those four loans are held as real estate owned and being managed and stabilized by a property manager representing the Trust. A third loan is also non-performing and foreclosure is likely. The Trust servicer intends to liquidate these properties and pay-off the related loans when the properties are considered stabilized. We expect that this will be accomplished within the next tweve months and should not result in losses exceeding existing credit enhancement. However, the resulting extension of these loans has extended the expected pay-off of our investment security. The security is being valued assuming a payoff date of June 15, 2023. As a single security, the weighted average rate shown is the actual rate applied to the security.

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

c)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At June 30, 2022, the balance included $10.3 million of Paycheck Protection Program loans, which bear interest at 1%, but also earn fees.

d)Commercial-SBA Loans are comprised of the government guaranteed portion of SBA insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for both poolable and seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

e)Non-SBA CRE-fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

f)Non-SBA CRE-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At June 30, 2022, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

g)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in valuation.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$6,746	$—	$—	$6,746
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,248	—	—	2,248
	$27,867	$—	$—	$27,867

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$3,005	$—	$—	$3,005
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,447	—	—	2,447
	$24,325	$—	$—	$24,325

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2022, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $6.7 million. To arrive at that fair value, related loan principal of $7.8 million was reduced by specific reserves of $1.0 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at June 30, 2022 were 12 troubled debt restructured loans with a balance of $5.3 million, which had specific reserves of $609,000. Included in the collateral dependent loans at December 31, 2021, were 10 troubled debt restructured loans with a balance of $1.5 million which had specific allowances of $476,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA CRE loans held at fair value. These instruments are not accounted for as effective hedges. As of June 30, 2022, the Company had entered into two interest rate swap agreements with an aggregate notional amount of $15.0 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.0 million for the six months ended June 30, 2022 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under these swap agreements was $463,000 at June 30, 2022, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.3 million as of June 30, 2022.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2022 are summarized below (dollars in thousands):

	June 30, 2022
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	2.15%	212
December 24, 2025	8,200	2.17%	2.18%	251
Total	$15,000			$463

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.3 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2022 and December 31, 2021, respectively, the accumulated amortization expense was $2.1 million and $1.9 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated amortization expense was $143,000 at June 30, 2022 and $115,000 at December 31, 2021. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at June 30, 2022 and December 31, 2021 are presented below.

	June 30,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$2,243	$4,093	$2,044
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,243	$4,491	$2,044

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-Bank Offered Rate (“LIBOR”) reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $758.1 million at June 30, 2022. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At June 30, 2022, the Company owned $12.6 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $326.1 million at June 30, 2022, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $78.4 million at June 30, 2022. There is less clarity for the Company’s student loan securities of $19.8 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivatives, the notional amount for which totaled $15.0 million at June 30, 2022, are interest rate swaps that are documented under bilateral agreements which contain LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture issued by an insurance holding company in liquidation for which the rate index is three month LIBOR. The indenture contains terms for a substitution of the index when LIBOR quotes become unavailable. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

In August 2021, the FASB issued ASU 2021-06. This ASU adds new quarterly disclosures and expands certain annual disclosures to quarterly reporting. Amendments within this ASU are effective for fiscal years ending after December 15, 2021 and the Company is presenting the quarterly disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” .

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

On October 20, 2021, the Board approved a revised common stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). Under the 2022 Common Stock Repurchase Plan, the Company is authorized to repurchase up to $15.0 million in each quarter of 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three and six months ended June 30, 2022, the Company repurchased 577,926 shares and 1,105,319 shares of its common stock in the open market under the 2022 Common Stock Repurchase Plan at an average cost of $25.95 per share and $27.14 per share, respectively. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2022
The Bancorp, Inc.	9.51%	13.46%	13.84%	13.46%
The Bancorp Bank	10.45%	14.84%	15.22%	14.84%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

As previously disclosed, the Company received and has been responding to two non-public fact-finding inquiries from the SEC, which in each case is seeking to determine if violations of the federal securities laws have occurred. The Company refers to these inquiries collectively as the SEC matters. Since inception of the SEC matters to the present, the Company has been cooperating fully with the SEC. On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company. The SEC has not made any findings, or alleged any wrongdoing, with respect to this matter. Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with the Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank. In connection with that investigation, on July 6, 2022, the Company received a “Wells Notice” from the SEC Staff stating that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company alleging violations of record keeping, reporting and internal control provisions of the Exchange Act.  A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Company submitted a response and is currently engaged in a dialogue with the SEC regarding a satisfactory resolution of this matter. The costs related to responding to and cooperating with the SEC staff and any settlement may be material, and could continue to be material at least through the completion of the SEC matters.

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. When Cascade failed to close the transaction, the Bank terminated the agreement and retained Cascade’s deposit of approximately $12.5 million. The complaint asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. In addition, it seeks the return of Cascade’s deposit plus interest and attorneys’ fees and costs. On October 4, 2021, Cascade filed a motion for summary judgment. The court granted Cascade’s motion on April 21, 2022. In lieu of filing an appeal, the Bank entered into a settlement agreement with Cascade, dated May 6, 2022, which included the return of the deposit with an additional payment to Cascade of approximately $1.2 million. The $1.2 million was recognized as expense in the second quarter of 2022 and is reported in non-interest expense in the consolidated statements of operations as “Legal settlement”.

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services v. The Bancorp Bank. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019 for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court.  The motion is still pending.  On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties.  As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Note 15. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 16, Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA CRE loans, SBA loans, direct lease financing, security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Investment income is reallocated to the payments segment. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$54,715	$55	$6,840	$—	$61,610
Interest allocation	—	6,840	(6,840)	—	—
Interest expense	227	4,884	1,930	—	7,041
Net interest income (loss)	54,488	2,011	(1,930)	—	54,569
Reversal of credit losses	(1,450)	—	—	—	(1,450)
Non-interest income	5,283	22,412	258	—	27,953
Non-interest expense	17,283	17,021	8,541	—	42,845
Income (loss) before taxes	43,938	7,402	(10,213)	—	41,127
Income tax expense	—	—	10,725	—	10,725
Net income (loss)	$43,938	$7,402	$(20,938)	$—	$30,402

	For the three months ended June 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$49,406	$—	$7,574	$—	$56,980
Interest allocation	—	7,574	(7,574)	—	—
Interest expense	248	1,158	1,505	—	2,911
Net interest income (loss)	49,158	6,416	(1,505)	—	54,069
Reversal of credit losses	(951)	—	—	—	(951)
Non-interest income	4,438	21,391	32	—	25,861
Non-interest expense	17,042	18,328	8,513	—	43,883
Income (loss) from continuing operations before taxes	37,505	9,479	(9,986)	—	36,998
Income tax expense	—	—	7,840	—	7,840
Income (loss) from continuing operations	37,505	9,479	(17,826)	—	29,158
Income from discontinued operations	—	—	—	277	277
Net income (loss)	$37,505	$9,479	$(17,826)	$277	$29,435

	For the six months ended June 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$104,654	$55	$12,755	$—	$117,464
Interest allocation	—	12,755	(12,755)	—	—
Interest expense	488	6,008	3,546	—	10,042
Net interest income (loss)	104,166	6,802	(3,546)	—	107,422
Provision for credit losses	3,509	—	—	—	3,509
Non-interest income	9,543	43,085	3,889	—	56,517
Non-interest expense	34,779	34,181	12,237	—	81,197
Income (loss) before taxes	75,421	15,706	(11,894)	—	79,233
Income tax expense	—	—	19,865	—	19,865
Net income (loss)	$75,421	$15,706	$(31,759)	$—	$59,368

	For the six months ended June 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$97,236	$—	$16,667	$—	$113,903
Interest allocation	—	16,667	(16,667)	—	—
Interest expense	484	2,382	3,211	—	6,077
Net interest income (loss)	96,752	14,285	(3,211)	—	107,826
Reversal of credit losses	(129)	—	—	—	(129)
Non-interest income	7,456	42,434	45	—	49,935
Non-interest expense	34,392	36,380	14,994	—	85,766
Income (loss) from continuing operations before taxes	69,945	20,339	(18,160)	—	72,124
Income tax expense	—	—	16,906	—	16,906
Income (loss) from continuing operations	69,945	20,339	(35,066)	—	55,218
Income from discontinued operations	—	—	—	182	182
Net income (loss)	$69,945	$20,339	$(35,066)	$182	$55,400

	June 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,717,071	$48,352	$1,354,312	$—	$7,119,735
Total liabilities	$265,777	$5,280,555	$916,867	$—	$6,463,199

	December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,099,388	$41,593	$1,698,990	$3,268	$6,843,239
Total liabilities	$329,372	$5,312,115	$549,298	$—	$6,190,785

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

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest income	$—	$781	$—	$1,634
Interest expense	—	—	—	—
Net interest income	—	781	—	1,634

Non-interest income	—	1	—	3
Non-interest expense	—	421	—	1,400

Income before taxes	—	361	—	237
Income tax expense	—	84	—	55
Net income	$—	$277	$—	$182

The following table presents assets held-for-sale from discontinued operations at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Commercial loans, at fair value	$—	$2,907
Other real estate owned	—	361
Total assets	$—	$3,268

Non-interest expense for the three and six months ended June 30, 2021 reflected $981,000 and $1.1 million of recoveries of prior losses on loans. It also reflected respective expenses and losses of $919,000 and $1.5 million for the three and six month periods ended June 30, 2021, respectively, related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty.

Note 17. Subsequent Events

The Company evaluated its June 30, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to a stock repurchase plan described in Note 12, between July 1, 2022 through August 3, 2022, the Company repurchased 360,403 common shares, at a total cost of $7.6 million and an average price of $21.18 per share.

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

Results of performance indicators. In the second quarter of 2022, return on assets and return on equity amounted to 1.71% and 18.63% (annualized), respectively, compared to 1.67% and 19.42% (annualized) in the second quarter of 2021. For the six month period ended June 30, 2022, return on assets and return on equity amounted to 1.70% and 18.29% (annualized), respectively, compared to 1.62% and 18.62% (annualized) for the six month period ended June 30, 2021. Net interest income increased $500,000 in the second quarter of 2022 compared to the comparable prior year quarter, which had included $4.3 million of PPP related interest and fees, and which were eliminated in the current year quarter. The resulting decrease in net interest income was offset by the impact of loan growth. Average loans and leases grew to $5.47 billion in second quarter 2022 compared to $4.58 billion in second quarter 2021. Net interest margin was 3.17% in the second quarter of 2022 versus 3.19% in the second quarter of 2021 and 3.14% versus 3.26%, respectively, for the six month periods ended June 30, 2022 and 2021. The reduction in 2022 reflected funding costs which increased immediately as the Federal Reserve increased rates. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully to the Federal Reserve rate increases. Accordingly, we expect that those loan repricings will positively impact net interest income and net interest margin in the third quarter of 2022. Higher fees related to non-SBA commercial real estate bridge loan repayments and lower FDIC insurance expense also contributed to returns in 2022. The credit to the provision for credit losses was $1.5 million in the second quarter of 2022 compared to a credit to the provision for credit losses of $951,000 in the second quarter of 2021. A provision for credit losses of $3.5 million for the six month period ended June 30, 2022 compared to a credit to the provision for credit losses of $129,000 for the six month period ended June 30, 2021. One capital measure utilized in the banking industry is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At June 30, 2022, that ratio was 9.22%, compared to 9.45% a year earlier. An increase in equity capital from retained earnings was partially offset by fair value adjustments to investment securities and share repurchases. The impact on the ratio of resulting levels of equity capital was more than offset by growth in assets between the periods.

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

The majority of our deposit accounts and non-interest income are generated in our payments business line, the name for which has been changed to Fintech Solutions Group, which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants, or acquiring. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated by independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

An increase in our net income to $30.4 million for the second quarter of 2022, from $29.4 million for the second quarter of 2021, reflected a $2.1 million increase in non-interest income and a $1.0 million decrease in non-interest expense. Net interest income was approximately the same during the periods. While loan growth resulted in increases in loan interest, such increases were partially offset by decreases in securities interest resulting from lower balances and yields. While our largest funding sources, prepaid and debit card account deposits, contractually adjust immediately to only a portion of Federal Reserve rate increases or decreases, the majority of our loans are variable rate and reprice on a lagged basis. Accordingly, our cost of funds rose to 0.44% basis points in the second quarter of 2022, while loan repricings lagged the Federal Reserve increases through June 30, 2022. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully to Federal Reserve rate increases. Accordingly we expect that loan repricings will begin to positively impact net interest income and the net interest margin in the third quarter of 2022. Additionally, in 2022 non-interest income reflected higher fees related to non-SBA CRE bridge loan repayments. A $1.5 million credit to the provision for credit losses in the second quarter of 2022, compared to a credit to the provision for credit losses of $951,000 in the second quarter of 2021. Prepaid, debit card and other payment fees are the largest driver of non-interest income. Such fees for the second quarter of 2022 increased $1.0 million over the comparable 2021 period. Leasing income decreased $222,000 over the prior year quarter. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Second quarter 2022 non-interest expense decreased $1.0 million which reflected decreases of $1.1 million in salaries and employee benefits, $1.9 million in Federal Deposit Insurance Corporation (“FDIC”) insurance expense and $570,000 in legal expense, partially offset by a $1.2 million legal settlement and lesser increases in other expense categories.

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

We determine our allowance for credit losses using the current expected credit losses method, or CECL, with the objective of maintaining an allowance for credit losses we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on credit deteriorated loans, value of collateral, estimated losses on consumer loans, and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. See “Allowance for Credit Losses”.

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

Recent Developments Related to Bank Charter Conversion

As previously disclosed, the Company’s wholly-owned subsidiary, The Bancorp Bank (“Bank”), notified the Office of the Comptroller of the Currency (“OCC”) that it intended to file an application to convert the Bank’s state charter to a federal charter and to file an interim bank merger application in order to relocate the Bank’s headquarters from Wilmington, Delaware to Sioux Falls, South Dakota, while retaining a branch in Wilmington, Delaware. The Bank filed the referenced applications with the OCC and on June 27, 2022, the referenced applications were approved by the OCC, subject to the condition that the Bank notify and receive non-objection from the OCC prior to significantly deviating or changing from its business plan or operations. The Bank expects to fulfill all the requirements to file a Conversion Completion Certificate on or about September 1, 2022 at which time the OCC will issue its Charter Certificate and the Bank will begin to operate as a national bank named The Bancorp Bank, National Association, regulated by the OCC. It is anticipated that, on or about January 1, 2023, the Bank will move its headquarters to Sioux Falls, South Dakota, the location of the Bank’s payments operations and other core business and internal control functions, and a site more geographically proximate to many fintech-related entities and their regulators.

Results of Operations

Second quarter 2022 to second quarter 2021

Net Income: Income from continuing operations before income taxes was $41.1 million in the second quarter of 2022 compared to $37.0 million in the second quarter of 2021. Net income from continuing operations for the second quarter of 2022 was $30.4 million, or $0.53 per diluted share, compared to $29.2 million, or $0.49 per diluted share, for the second quarter of 2021. Income increased between those respective periods primarily as a result of higher non-interest income and lower non-interest expense. After discontinued operations, net income for the second quarter of 2022 amounted to $30.4 million, compared to $29.4 million for the second quarter of 2021. Net interest income for the second quarter of 2022 increased 0.9%, to $54.6 million from $54.1 million in the second quarter of 2021. While increases in loan interest resulting from loan growth more than offset decreases in securities interest, such increases were offset by increases in interest expense related to 2022 rate increases by the Federal Reserve which have an immediate impact on the Company’s cost of funds. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully to the Federal Reserve rate increases. Accordingly, we expect that loan repricings will begin to positively impact net interest income and the net interest margin in the third quarter of 2022. The credit for the provision for credit losses increased $499,000 to $1.5 million in the second quarter of 2022 compared to a credit for the provision for credit losses of $951,000 in the second quarter of 2021. The credit in the current year reflected the impact of lower reserves on credit deteriorated loans and a greater proportion of government guaranteed loans on our CECL loan pools. The credit in 2021 reflected the reversal of COVID-19 related provisions made in 2020. Non-interest income (excluding security gains and losses) increased $2.1 million, reflecting an increase in “Net realized and unrealized gains on commercial loans, at fair value” of $1.1 million which reflected increases in fees related to non-SBA CRE bridge loan repayments. Prepaid, debit card and related fees are the primary driver of non-interest income and increased $591,000, or 3.0%, to $20.0 million in the second quarter of 2022, compared to $19.4 million for the second quarter of 2021. Non-interest expense decreased $1.0 million, or 2.4%, to $42.8 million in the second quarter of 2022, compared to $43.9 million in the second quarter of 2021, reflecting decreases of $1.1 million in salary expense, $1.9 million in FDIC insurance expense and $570,000 in legal expense partially offset by a $1.2 million legal settlement. Additionally, the 2022 effective tax rate was higher compared to other recent periods. Diluted income per share was $0.53 in the second quarter of 2022 compared to $0.50 diluted income per share in the second quarter of 2021 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the second quarter of 2022 increased $500,000, or 0.9%, to $54.6 million, from $54.1 million in the second quarter of 2021. Our interest income for the second quarter of 2022 increased to $61.6 million, an increase of $4.6 million, or 8.1%, from $57.0 million for the second quarter of 2021. The increase in interest income resulted primarily from the impact of loan growth, partially offset by decreases in securities interest resulting from lower balances and yields. Our average loans and leases increased to $5.47 billion for the second quarter of 2022 from $4.58 billion for the second quarter of 2021, an increase of $892.7 million, or 19.5%. Related interest income increased $5.7 million on a tax equivalent basis. The increase in average loans reflected growth in SBLOC, IBLOC, investment advisor loans, direct lease financing, and real estate bridge loans partially offset by decreases in PPP loans. Small business loans, which also grew, have generally been comprised of SBA loans; however, in 2021 they reflected larger balances of pandemic-related PPP loans guaranteed by the U.S. government, the majority of which have been repaid, accounting for their decrease. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA CRE bridge loan repayments. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $5.7 million increase in loan interest income on a tax equivalent basis, the largest increases were $6.0 million for SBLOC, IBLOC and investment advisor financing, and $2.7 million for all real estate bridge loans. Leasing interest grew $905,000. SBA loan interest decreased $4.5 million, which reflected a $4.3 million decrease in PPP related interest and fees. Our average investment securities of $882.7 million for the second quarter of 2022 decreased $202.6 million from $1.09 billion for the second quarter of 2021. Related tax equivalent interest income decreased $1.8 million primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Lower yields on loans and securities reflected the continuing impact of 2020 Federal Reserve rate reductions as lower rate loans and securities replaced higher yields. The impact on overall yields was partially offset by weighted average 4.8% interest rate floors on the non-SBA CRE bridge loans, at fair value. Federal Reserve rate increases in 2022 had an immediate impact on cost of funds, while their impact on variable rate loans lags. Accordingly, while interest income increased by $4.6 million, interest expense increased by $4.1 million. The majority of interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2022 was 3.17% compared to 3.19% for the second quarter of 2021, a decrease of 2 basis points. While the yield on interest earning assets increased 21 basis points, the cost of deposits and interest bearing liabilities increased 26 basis points, or a net change of 5 basis points. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest earning deposits at the Federal Reserve Bank decreased $575.0 million, or 51.3%, to $545.0 million in the second quarter of 2022 from $1.12 billion in the second quarter of 2021. In 2021, the net interest margin benefited from PPP related interest and fees which were $4.3 million higher than those in 2022, and which did not proportionately increase average interest earning assets. The net interest margin also reflected the impact of 4.8% weighted average floors on non-SBA CRE bridge loans, at fair value. In the second quarter of 2022, the average yield on our loans decreased to 4.03% from 4.32% for the second quarter of 2021, a decrease of 29 basis points. Yields on taxable investment securities in the second quarter of 2022 decreased to 2.47% compared to 2.66% for the second quarter of 2021, a decrease of 19 basis points. The cost of total deposits and interest bearing liabilities increased 26 basis points to 0.44% for the second quarter of 2022 compared to 0.18% in the second quarter of 2021.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,						Three months ended June 30,
	2022			2021			2022 vs 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$5,467,516	$55,100	4.03%	$4,572,712	$49,378	4.32%	$8,684	$(2,962)	$5,722
Leases-bank qualified*	3,665	63	6.88%	5,783	96	6.64%	(37)	4	(33)
Investment securities-taxable	879,112	5,432	2.47%	1,081,419	7,201	2.66%	(1,277)	(492)	(1,769)
Investment securities-nontaxable*	3,559	31	3.48%	3,878	32	3.30%	(3)	2	(1)
Interest earning deposits at Federal Reserve Bank	545,027	1,004	0.74%	1,120,039	300	0.11%	(67)	771	704
Net interest earning assets	6,898,879	61,630	3.57%	6,783,831	57,007	3.36%

Allowance for credit losses	(20,295)			(16,406)
Assets held-for-sale from discontinued operations	—	—	—	98,895	781	3.16%	(390)	(391)	(781)
Other assets	243,459			201,539
	$7,122,043			$7,067,859			6,910	(3,068)	3,842

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,697,507	$4,390	0.31%	$5,736,776	$1,327	0.09%	(9)	3,072	3,063
Savings and money market	556,847	1,200	0.86%	526,112	192	0.15%	12	996	1,008
Total deposits	6,254,354	5,590	0.36%	6,262,888	1,519	0.10%

Short-term borrowings	11,593	32	1.10%	—	—	—	—	32	32
Repurchase agreements	41	—	—	41	—	—	—	—	—
Subordinated debt	13,401	139	4.15%	13,401	112	3.34%	—	27	27
Senior debt	98,816	1,280	5.18%	100,239	1,280	5.11%	—	—	—
Total deposits and liabilities	6,378,205	7,041	0.44%	6,376,569	2,911	0.18%	3	4,127	4,130

Other liabilities	89,422			83,353
Total liabilities	6,467,627			6,459,922

Shareholders' equity	654,416			607,937
	$7,122,043			$7,067,859

Net interest income on tax equivalent basis *		$54,589			$54,877		$6,907	$(7,195)	$(288)

Tax equivalent adjustment		20			27

Net interest income		$54,569			$54,850

Net interest margin *			3.17%			3.19%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2022 and 2021.
** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $3.0 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans for 2022 and 2021 includes $41,000 and $1.3 million, respectively, of interest and fees on PPP loans.

For the second quarter of 2022, average interest earning assets increased to $6.90 billion, an increase of $115.0 million, or 1.7%, from $6.78 billion in the second quarter of 2021. The increase reflected increased average balances of loans and leases of $892.7 million, or 19.5%, partially offset by decreased average investment securities of $202.6 million, or 18.7%. For those respective periods, average demand and interest checking deposits decreased $39.3 million, or 0.7%, reflecting variability resulting from government economic stimulus payments related to the pandemic. The $30.7 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of the 2021 deposits resulted from government economic stimulus payments related to the pandemic, and was temporary. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our credit to the provision for credit losses was $1.5 million for the second quarter of 2022 compared to a credit to the provision for credit losses of $951,000 for the second quarter of 2021. The $1.5 million credit in 2022 reflected the impact of lower reserves on credit deteriorated loans. It also reflected the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods, in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). The credit of $951,000 in the second quarter of 2021 reflected the reversal of COVID-19 related provisions made in 2020. These credits were partially offset by the impact of loan growth. The allowance for credit losses was $19.1 million, or 0.40%, of total loans at June 30, 2022, compared to $17.8 million, or 0.48%, of total loans at December 31, 2021. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $28.0 million in the second quarter of 2022 compared to $25.9 million in the second quarter of 2021. The $2.1 million, or 8.1%, increase between those respective periods reflected an increase in “Net realized and unrealized gains on commercial loans, at fair value” to $3.7 million from $2.6 million. The $1.1 million change reflected higher fees related to repayments of non-SBA CRE bridge loans. Prepaid, debit card and related fees increased $591,000, or 3.0%, to $20.0 million for the second quarter of 2022 compared to $19.4 million in the second quarter of 2021. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $434,000, or 22.8%, to $2.3 million for the second quarter of 2022 compared to $1.9 million in the second quarter of 2021, reflecting increased rapid funds transfer volume. Leasing related income decreased $222,000, or 12.6%, to $1.5 million for the second quarter of 2022 from $1.8 million for the second quarter of 2021. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income increased $186,000, or 113.4%, to $350,000 for the second quarter of 2022 from $164,000 in the second quarter of 2021.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended June 30,
	2022	2021	Increase (Decrease)	Percent Change
	(dollars in thousands)
Salaries and employee benefits	$25,999	$27,087	$(1,088)	(4.0)%
Depreciation and amortization	744	706	38	5.4
Rent and related occupancy cost	1,274	1,271	3	0.2
Data processing expense	1,246	1,146	100	8.7
Printing and supplies	102	130	(28)	(21.5)
Audit expense	379	391	(12)	(3.1)
Legal expense	1,474	2,044	(570)	(27.9)
Legal settlement	1,152	—	1,152	100.0
Amortization of intangible assets	100	100	—	—
FDIC insurance	673	2,589	(1,916)	(74.0)
Software	4,165	3,706	459	12.4
Insurance	1,314	1,026	288	28.1
Telecom and IT network communications	377	409	(32)	(7.8)
Consulting	260	240	20	8.3
Other	3,586	3,038	548	18.0
Total non-interest expense	$42,845	$43,883	$(1,038)	(2.4)%

Non-Interest Expense. Total non-interest expense was $42.8 million for the second quarter of 2022, a decrease of $1.0 million, or 2.4%, compared to $43.9 million for the second quarter of 2021. Salaries and employee benefits decreased to $26.0 million for the second quarter of 2022, a decrease of $1.1 million, or 4.0%, from $27.1 million for the second quarter of 2021. Lower salary expense in 2022 reflected lower incentive compensation expense, including equity compensation expense, partially offset by increases in IT and cybersecurity. Depreciation and amortization increased $38,000, or 5.4%, to $744,000 in the second quarter of 2022 from $706,000 in the second quarter of 2021, primarily as a result of equipment additions related to a new data center and a new telephone system. Rent and occupancy increased $3,000, or 0.2%, to $1.3 million in the second quarter of 2022 from $1.3 million in the second quarter of 2021. Data processing increased $100,000, or 8.7%, to $1.2 million in the second quarter of 2022 from $1.1 million in the second quarter of

2021. Printing and supplies decreased $28,000, or 21.5%, to $102,000 in the second quarter of 2022 from $130,000 in the second quarter of 2021. Audit expense decreased $12,000, or 3.1%, to $379,000 in the second quarter of 2022 from $391,000 in the second quarter of 2021. Legal expense decreased $570,000, or 27.9%, to $1.5 million in the second quarter of 2022 from $2.0 million in the second quarter of 2021, reflecting decreased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements, and other regulatory related expenses. Amortization of intangible assets decreased by $0.0, or 0.0%, to $100,000 in the second quarter of 2022 from $100,000 in the second quarter of 2021. FDIC insurance expense decreased $1.9 million, or 74.0%, to $673,000 for the second quarter of 2022 from $2.6 million in the second quarter of 2021 primarily due to a reduction in the Bank’s assessment rate resulting from the reclassification of certain of our deposits from brokered to non-brokered. The assessment rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. On June 21, 2022, the FDIC announced a proposal to increase assessments on all depository institutions by 2 basis points for full year 2023. If adopted, based on an estimated minimum of $7 billion of assets, FDIC insurance expense would increase approximately $1.4 million for 2023. Software expense increased $459,000, or 12.4%, to $4.2 million in the second quarter of 2022 from $3.7 million in the second quarter of 2021. The increase reflected expenditures for information technology to improve efficiency and scalability, including expenses related to cybersecurity. Insurance expense increased $288,000, or 28.1%, to $1.3 million in the second quarter of 2022 compared to $1.0 million in the second quarter of 2021, reflecting higher rates, especially on cyber insurance. Telecom and IT network communications decreased $32,000, or 7.8%, to $377,000 in the second quarter of 2022 from $409,000 in the second quarter of 2021. Consulting increased $20,000, or 8.3%, to $260,000 in the second quarter of 2022 from $240,000 in the second quarter of 2021. In the second quarter of 2022, a $1.2 million legal settlement resulted from the Cascade matter as described in Note 14 to the financial statements. Other non-interest expense increased $548,000, or 18.0%, to $3.6 million in the second quarter of 2022 from $3.0 million in the second quarter of 2021. The $548,000 increase reflected a $344,000 increase in travel expenses, as travel increased post-pandemic.

Income Taxes. Income tax expense for continuing operations was $10.7 million for the second quarter of 2022 compared to $7.8 million in the second quarter of 2021. A 26.1% effective tax rate in 2022 and a 21.2% effective tax rate in 2021 primarily reflected a 21% federal tax rate and the impact of various state income taxes. A lower effective tax rate for for the prior year period reflected the impact of a tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant dates of the stock compensation.

First six months 2022 to six months 2021

Net Income: Income from continuing operations before income taxes was $79.2 million in the first six months of 2022 compared to $72.1 million in the first six months of 2021. Net income from continuing operations for the first six months of 2022 was $59.4 million, or $1.03 per diluted share, compared to $55.2 million, or $0.93 per diluted share, for the first six months of 2021. Income increased between those respective periods primarily as a result of higher non-interest income and lower non-interest expense. After discontinued operations, net income for the first six months of 2022 amounted to $59.4 million, compared to $55.4 million for the first six months of 2021. Net interest income for the first six months of 2022 decreased 0.4%, to $107.4 million from $107.8 million in the first six months of 2021. While increases in loan interest resulting from loan growth more than offset decreases in securities interest, such increases were offset by increases in interest expense related to 2022 rate increases by the Federal Reserve which have an immediate impact on the Company’s cost of funds. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully to the Federal Reserve rate increases. Accordingly we expect that loan repricings will begin to positively impact net interest income and the net interest margin in the third quarter of 2022. The provision for credit losses increased $3.6 million to $3.5 million in the first six months of 2022 compared to a credit for the provision for credit losses of $129,000 in the first six months of 2021. The provision in 2022 reflected the impact of the reclassification of discontinued loans to held for investment. In 2022, as a result of that loan reclassification from discontinued and held for sale to held for investment, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. A $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by provisions for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results. Partially offsetting the current year provision was the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods in applicable small business loan pools which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). The credit to the provision in the prior year reflected reversals of COVID-19 related provisions made in 2020. Non-interest income (excluding security gains and losses) increased $6.6 million, reflecting an increase in “Net realized and unrealized gains on commercial loans, at fair value” of $5.9 million which reflected the impact of the aforementioned reclassification in addition to increases in fees related to non-SBA CRE bridge loan repayments in 2022. Prepaid, debit card and related fees are the primary driver of non-interest income and increased $35,000, or 0.1% to $38.7 million in the first six months of 2022, compared to $38.7 million for the first six months of 2021. Non-interest expense decreased $4.6 million, or 5.3%, to $81.2 million in the first six months of 2022, compared to $85.8 million in the first six months of 2021, reflecting decreases of $2.9 million in salary expense, $3.3 million in FDIC insurance expense and $1.8 million in legal expense, partially offset by a $1.2 million legal settlement. Additionally, the 2022 effective tax rate was higher compared to other recent periods. Diluted income per share was $1.03 in the first six months of 2022 compared to $0.94 diluted income per share in the first six months of 2021 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the first six months of 2022 decreased $404,000, or 0.4%, to $107.4 million, from $107.8 million in the first six months of 2021. Our interest income for the first six months of 2022 increased to $117.5 million, an increase of $3.6 million, or 3.1%, from $113.9 million for the first six months of 2021. The increase in interest income resulted primarily from the impact of loan growth, partially offset by decreases in securities interest resulting from lower balances and yields. Our average loans and leases increased to $5.31 billion for the first six months of 2022 from $4.53 billion for the first six months of 2021, an increase of $775.4 million, or 17.1%. Related interest income increased $8.4 million on a tax equivalent basis. The increase in average loans reflected growth in SBLOC, IBLOC, investment advisor loans, direct lease financing, and real estate bridge loans partially offset by decreases in PPP loans. Small business loans, which also grew, have generally been comprised of SBA loans; however, in 2021 they reflected larger balances of pandemic-related PPP loans guaranteed by the U.S. government, the majority of which have been repaid, accounting for their decrease. The balance of our commercial loans, at fair value also decreased as a result of non-SBA CRE bridge loan repayments. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $8.4 million increase in loan interest income on a tax equivalent basis, the largest increases were $9.7 million for SBLOC, IBLOC and investment advisor financing, and $4.0 million for all real estate bridge loans. Leasing interest grew $1.1 million. SBA loan interest decreased $7.5 million, which reflected a $7.7 million decrease in PPP related interest and fees. Our average investment securities of $912.6 million for the first six months of 2022 decreased $228.0 million from $1.14 billion for the first six months of 2021. Related tax equivalent interest income decreased $5.7 million primarily reflecting a decrease in yields and balances. Lower yields on loans and securities reflected the continuing impact of 2020 Federal Reserve rate reductions as lower rate loans and securities replaced higher yields. The impact on overall yields was partially offset by weighted average 4.8% interest rate floors on the non-SBA CRE bridge loans, at fair value. Federal Reserve rate increases in 2022 had an immediate impact on cost of funds, while their impact on variable rate loans lags. Accordingly, while interest income increased by $3.6 million, interest expense increased by $4.0 million. The majority of interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2022 was 3.14% compared to 3.26% for the first six months of 2021, a decrease of 12 basis points. While the yield on interest earning assets decreased 1 basis point, the cost of deposits and interest bearing liabilities increased 12 basis points, or a net change of 13 basis points. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest earning deposits at the Federal Reserve Bank decreased $318.4 million, or 34.0%, to $616.9 million in the first six months of 2022 from $935.2 million in the first six months of 2021. In 2021, the net interest margin benefited from PPP related interest and fees related which were $7.7 million higher than those in 2022, and which did not proportionately increase average interest earning assets. The net interest margin also reflected the impact of 4.8% weighted average floors on non-SBA CRE bridge loans, at fair value. In the first six months of 2022, the average yield on our loans decreased to 3.98% from 4.30% for the first six months of 2021, a decrease of 32 basis points. Yields on taxable investment securities in the first six months of 2022 decreased to 2.27% compared to 2.82% for the first six months of 2021, a decrease of 55 basis points. The cost of total deposits and interest bearing liabilities increased 12 basis points to 0.32% for the first six months of 2022 compared to 0.20% in the first six months of 2021.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,						Six months ended June 30,
	2022			2021			2022 vs 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs **	$5,302,850	$105,638	3.98%	$4,524,911	$97,189	4.30%	$14,613	$(6,164)	$8,449
Leases-bank qualified*	3,839	130	6.77%	6,379	214	6.71%	(86)	2	(84)
Investment securities-taxable	909,017	10,323	2.27%	1,136,631	16,009	2.82%	(2,890)	(2,796)	(5,686)
Investment securities-nontaxable*	3,559	62	3.48%	3,960	67	3.38%	(7)	2	(5)
Interest earning deposits at Federal Reserve Bank	616,865	1,351	0.44%	935,239	483	0.10%	(102)	970	868
Net interest earning assets	6,836,130	117,504	3.44%	6,607,120	113,962	3.45%

Allowance for credit losses	(19,075)			(16,241)
Assets held-for-sale from discontinued operations	—	—	—	103,983	1,634	3.14%	(817)	(817)	(1,634)
Other assets	232,402			203,821
	$7,049,457			$6,898,683			10,711	(8,803)	1,908

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,636,415	$5,796	0.21%	$5,619,608	$2,944	0.10%	9	2,843	2,852
Savings and money market	544,515	1,400	0.51%	466,978	341	0.15%	65	994	1,059
Total deposits	6,180,930	7,196	0.23%	6,086,586	3,285	0.11%

Short-term borrowings	6,104	32	1.05%	6,491	8	0.25%	—	24	24
Repurchase agreements	41	—	—	41	—	—	—	—	—
Subordinated debt	13,401	255	3.81%	13,401	225	3.36%	—	30	30
Senior debt	98,770	2,559	5.18%	100,190	2,559	5.11%	—	—	—
Total deposits and liabilities	6,299,246	10,042	0.32%	6,206,709	6,077	0.20%	74	3,891	3,965

Other liabilities	95,716			91,837
Total liabilities	6,394,962			6,298,546

Shareholders' equity	654,495			600,137
	$7,049,457			$6,898,683

Net interest income on tax equivalent basis *		$107,462			$109,519		$10,637	$(12,694)	$(2,057)

Tax equivalent adjustment		40			59

Net interest income		$107,422			$109,460

Net interest margin *			3.14%			3.26%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: In the table above, the 2021 interest on loans reflects $4.5 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans for 2022 and 2021 includes $481,000 and $3.7 million, respectively, of interest and fees on PPP loans.

For the first six months of 2022, average interest earning assets increased to $6.84 billion, an increase of $229.0 million, or 3.5%, from $6.61 billion in the first six months of 2021. The increase reflected increased average balances of loans and leases of $775.4 million, or 17.1%, partially offset by decreased average investment securities of $228.0 million, or 20.0%. For those respective periods, average demand and interest checking deposits increased $16.8 million, or 0.3%, primarily as a result of deposit growth in prepaid and debit card accounts. The $77.5 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of the 2021 deposits resulted from economic stimulus payments related to the pandemic, and was temporary. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $3.5 million for the first six months of 2022 compared to a credit for the provision for credit losses of $129,000 for the first six months of 2021. The provision in 2022 reflected the impact of the reclassification of discontinued loans to held for investment. In 2022, as a result of a loan reclassification from discontinued and held for sale to held for investment, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. A $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by provisions for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results. Partially offsetting the current year provision was the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods, in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). The credit to the provision in the prior year reflected reversals of COVID-19 related provisions made in 2020. Provisions for both periods included allocations for loan growth. The allowance for credit losses was $19.1 million, or 0.40%, of total loans at June 30, 2022, compared to $17.8 million, or 0.48%, of total loans at December 31, 2021. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $56.5 million in the first six months of 2022 compared to $49.9 million in the first six months of 2021. The $6.6 million, or 13.2%, increase between those respective periods was primarily the result of an increase in “Net realized and unrealized gains on commercial loans, at fair value” to $10.5 million from $4.6 million, a difference of $5.9 million. The $10.5 million year to date “Net realized and unrealized gains on commercial loans, at fair value” for 2022 was comprised of the $3.5 million adjustment described under “Net Income” above, $7.5 million of non-SBA CRE bridge loan repayment related fees and a $1.0 million hedge gain, partially offset by $1.5 million of fair value losses. Prior year net gains consisted primarily of repayment related fees. Prepaid, debit card and related fees increased $35,000, or 0.1%, to $38.7 million for the first six months of 2022 compared to $38.7 million in the first six months of 2021. The increase reflected higher transaction volume partially offset by the impact of an affinity client relationship transitioning to its own bank. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $622,000, or 16.8%, to $4.3 million for the first six months of 2022 compared to $3.7 million in the first six months of 2021, reflecting increased rapid funds transfer and ACH volume. Leasing related income decreased $214,000, or 7.8%, to $2.5 million for the first six months of 2022 from $2.7 million for the first six months of 2021. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income increased $197,000, or 72.2%, to $470,000 for the first six months of 2022 from $273,000 in the first six months of 2021.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the six months ended June 30,
	2022	2021	Increase (Decrease)	Percent Change
	(dollars in thousands)
Salaries and employee benefits	$49,847	$52,745	$(2,898)	(5.5)%
Depreciation and amortization	1,539	1,415	124	8.8
Rent and related occupancy cost	2,563	2,521	42	1.7
Data processing expense	2,435	2,272	163	7.2
Printing and supplies	188	196	(8)	(4.1)
Audit expense	741	754	(13)	(1.7)
Legal expense	2,268	4,098	(1,830)	(44.7)
Legal settlement	1,152	—	1,152	100.0
Amortization of intangible assets	199	199	—	—
FDIC insurance	1,647	4,969	(3,322)	(66.9)
Software	8,029	7,390	639	8.6
Insurance	2,378	1,771	607	34.3
Telecom and IT network communications	751	814	(63)	(7.7)
Consulting	563	504	59	11.7
Other	6,897	6,118	779	12.7
Total non-interest expense	$81,197	$85,766	$(4,569)	(5.3)%

Non-Interest Expense. Total non-interest expense was $81.2 million for the first six months of 2022, a decrease of $4.6 million, or 5.3%, compared to $85.8 million for the first six months of 2021. Salaries and employee benefits decreased to $49.8 million for the first six months of 2022, a decrease of $2.9 million, or 5.5%, from $52.7 million for the first six months of 2021. Lower salary expense in 2022 reflected lower incentive compensation expense, including equity compensation expense, partially offset by increases in IT and cybersecurity. Depreciation and amortization increased $124,000, or 8.8%, to $1.5 million in the first six months of 2022 from $1.4 million in the first six months of 2021, primarily as a result of equipment additions related to a new data center and a new telephone system. Rent and occupancy increased $42,000, or 1.7%, to $2.6 million in the first six months of 2022 from $2.5 million in the first six months of 2021. Data processing increased $163,000, or 7.2%, to $2.4 million in the first six months of 2022 from $2.3 million in the first six months of 2021. Printing and supplies decreased $8,000, or 4.1%, to $188,000 in the first six months of 2022 from $196,000 in the first six months of 2021. Audit expense decreased $13,000, or 1.7%, to $741,000 in the first six months of 2022 from $754,000 in the first six months of 2021. Legal expense decreased $1.8 million, or 44.7%, to $2.3 million in the first six months of 2022 from $4.1 million in the first six months of 2021, reflecting decreased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements, and other regulatory related expenses. Amortization of intangible assets decreased by $0.0, or 0.0%, to $199,000 in the first six months of 2022 from $199,000 in the first six months of 2021. FDIC insurance expense decreased $3.3 million, or 66.9%, to $1.6 million for the first six months of 2022 from $5.0 million in the first six months of 2021 primarily due to a reduction in the Bank’s assessment rate resulting from the reclassification of certain of our deposits from brokered to non-brokered. The assessment rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. Software expense increased $639,000, or 8.6%, to $8.0 million in the first six months of 2022 from $7.4 million in the first six months of 2021. The increase reflected expenditures for information technology to improve efficiency and scalability, including expenses related to cybersecurity. Insurance expense increased $607,000, or 34.3%, to $2.4 million in the first six months of 2022 compared to $1.8 million in the first six months of 2021, reflecting higher rates, especially for cyber insurance. Telecom and IT network communications decreased $63,000, or 7.7%, to $751,000 in the first six months of 2022 from $814,000 in the first six months of 2021. Consulting increased $59,000, or 11.7%, to $563,000 in the first six months of 2022 from $504,000 in the first six months of 2021. In the second quarter of 2022, a $1.2 million legal settlement resulted from the Cascade matter as described in Note 14 to the financial statements. Other non-interest expense increased $779,000, or 12.7%, to $6.9 million in the first six months of 2022 from $6.1 million in the first six months of 2021. The $779,000 increase reflected a $551,000 increase in travel expenses, as travel increased post-pandemic.

Income Taxes. Income tax expense for continuing operations was $19.9 million for the first six months of 2022 compared to $16.9 million in the first six months of 2021. A 25.1% effective tax rate in 2022 and a 23.4% effective tax rate in 2021 primarily reflected a 21% federal tax rate and the impact of various state income taxes. A lower effective tax rate for for the prior year period reflected the impact of a tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant dates of the stock compensation.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits decreased by $8.5 million, or 0.1%, to $6.25 billion for the second quarter of 2022 compared to the second quarter of 2021. Federal Reserve average balances decreased to $545.0 million in the second quarter 2022 from $1.12 billion in the second quarter of 2021. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $826.6 million at June 30, 2022, compared to $953.7 million at December 31, 2021. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the second quarter of 2022. As a result, at June 30, 2022 outstanding loans amounted to $4.75 billion, compared to $3.75 billion at the prior year end, an increase of $1.01 billion. In addition to funding by securities repayments, funding for loan growth included repayments of commercial loans, at fair value. Commercial loans, at fair value, decreased to $995.5 million from $1.39 billion between those respective dates, a decrease of $392.9 million, which also provided funding for other loan categories. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA CRE bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate. Borrowings were also utilized to fund loans, as loan growth outpaced deposit growth during the quarter.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of June 30, 2022, approximately $2.17 billion of our total deposit accounts of $5.88 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. As of June 30, 2022, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally have not used. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We have pledged in excess of $1.4 billion of multi-family loans to the FHLB. As a result, we have approximately $1.2 billion of availability on our line of credit which we can access at any time. Additionally, approximately $400 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as additional collateral. Our collateralized line of credit with the Federal Reserve Bank (“FRB”) is $1.4 billion as of June 30, 2022. As of June 30, 2022, there was $385.0 million drawn against our Federal Reserve line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term need for liquidity consists principally of cash for required interest payments on our trust preferred securities and senior debt. Our sources of liquidity are primarily comprised of dividends from the Bank to the holding company, and the issuance of debt. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of June 30, 2022, we had cash reserves of approximately $35.0 million at the holding company. A reduction from the prior quarter end reflected the impact of $15.0 million of common stock repurchases. The biannual interest payments on the $100.0 million of senior debt are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $175,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at June 30, 2022 were $330.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2022, purchases of $18.3 million of securities were exceeded by $67.7 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $2.00 billion and $2.15 billion as of June 30, 2022 and December 31, 2021, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2022, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2022
The Bancorp, Inc.	9.51%	13.46%	13.84%	13.46%
The Bancorp Bank	10.45%	14.84%	15.22%	14.84%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve began raising rates in the first and second quarters of 2022, and again in July of 2022. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest earning assets comprised primarily of loans and securities tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases have resulted in contractual rates on loans generally exceeding rate floors in the second quarter of 2022. Accordingly, related interest income is generally expected to increase over current levels on such loans, as long as Federal Reserve rates stay constant or increase further. As these loans reprice more fully than deposits, we expect that net interest income will be positively impacted beginning in the third quarter of 2022; however, due to variables discussed in this section, the timing and extent of such increases is difficult to predict.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2022. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The rates on the majority of commercial loans, at fair value, and IBLOC loans totaling $826.9 million and $1.02 billion at June 30, 2022, respectively, were previously at their floors, which were generally exceeded at that date. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$869,370	$24,428	$19,803	$76,260	$5,632
Loans, net of deferred loan fees and costs	3,681,517	96,427	322,568	431,190	222,995
Investment securities	435,613	55,035	136,868	109,514	89,586
Interest earning deposits	329,992	—	—	—	—
Total interest earning assets	5,316,492	175,890	479,239	616,964	318,213

Interest bearing liabilities:
Transaction accounts as adjusted*	2,697,281	—	—	—	—
Savings and money market	486,189	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Short-term borrowings	385,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	98,866	—	—
Total interest bearing liabilities	3,581,913	—	98,866	—	—
Gap	$1,734,579	$175,890	$380,373	$616,964	$318,213
Cumulative gap	$1,734,579	$1,910,469	$2,290,842	$2,907,806	$3,226,019
Gap to assets ratio	24%	2%	5%	9%	4%
Cumulative gap to assets ratio	24%	26%	31%	40%	44%

* Transaction accounts are comprised primarily of demand deposits. While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at June 30, 2022. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at		Net interest income
	June 30, 2022		June 30, 2022
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$1,252,152	3.72%	$289,800	18.76%
+100 basis points	1,229,779	1.87%	266,771	9.33%
Flat rate	1,207,226	—	244,015	—
-100 basis points	1,167,923	(3.26)%	223,871	(8.26)%
-200 basis points	1,128,645	(6.51)%	219,379	(10.10)%

Financial Condition

General. Our total assets at June 30, 2022 were $7.12 billion, of which our total loans were $4.75 billion, and our commercial loans, at fair value, were $995.5 million. At December 31, 2021, our total assets were $6.84 billion, of which our total loans were $3.75 billion, and our commercial loans, at fair value were $1.39 billion. The increase in assets reflected loan growth, partially offset by continuing decreases in securities.

Interest earning deposits and federal funds sold. At June 30, 2022, we had a total of $330.0 million of interest earning deposits compared to $596.4 million at December 31, 2021, a decrease of $266.4 million. These deposits were comprised primarily of balances at the Federal Reserve, which were reduced as a result of loan growth and periodic fluctuations in deposits.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $826.6 million at June 30, 2022, a decrease of $127.1 million, or 13.3%, from December 31, 2021. The decrease reflected securities repayments.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended June 30, 2022 and 2021, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.6 million at June 30, 2022 and $1.7 million at December 31, 2021. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At June 30, 2022 and December 31, 2021 no investment securities were encumbered as borrowings were collateralized with loans.

Of the six securities resulting from our securitizations all have been repaid except that from CRE-2. As of June 30, 2022, the principal balance of the security owned by the Company issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. The remaining collateral consists of four loans, three backed by retail properties and one backed by an office complex. In addition to the repayment of the single performing retail loan for $8.0 million, the servicer is utilizing 2021 appraised values totaling $32.6 million for the foreclosed property on the remaining two retail properties. The office building loan matured on June 1, 2022, and subject to verification from a recently ordered appraisal, a broker’s indication of value for that collateral was $20.9 million. The $53.5 million total estimated collateral value of these three defaulted loans, compares to $62.2 million to repaid on those loans. We expect that the $8.7 million deficiency will be absorbed by the two tranches subordinate to the Company’s security, which total $31.4 million. After those tranches absorb the deficiency, 39.5% protection will remain in those subordinate tranches. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon property liquidations, and that deficiencies will not exceed the 39.5% remaining credit support.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of June 30, 2022 (in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$2,986	2.24%	$14,024	2.72%	$11,727	2.39%	$28,737
Asset-backed securities	—	—	5,915	2.93%	156,745	3.00%	183,239	3.12%	345,899
Tax-exempt obligations of states and political subdivisions *	—	—	3,561	2.77%	—	—	—	—	3,561
Taxable obligations of states and political subdivisions	1,529	5.51%	39,214	3.24%	4,570	3.48%	—	—	45,313
Residential mortgage-backed securities	—	—	42,345	2.46%	15,040	3.05%	97,979	1.93%	155,364
Collateralized mortgage obligation securities	—	—	409	1.81%	7,664	2.58%	40,879	2.32%	48,952
Commercial mortgage-backed securities	20,511	2.55%	50,240	2.63%	36,626	1.69%	85,492	3.19%	192,869
Corporate debt securities	—	—	—	—	—	—	5,921	4.68%	5,921
Total	$22,040		$144,670		$234,669		$425,237		$826,616
Weighted average yield		2.76%		2.75%		2.78%		2.78%

* If adjusted to their taxable equivalents, yields would approximate 3.51% for one to five years at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $995.5 million at June 30, 2022 from $1.39 billion at December 31, 2021 reflecting the impact of loan repayments. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA CRE loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan portfolio. Total loans increased to $4.75 billion at June 30, 2022 from $3.75 billion at December 31, 2021.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2022	2021
SBL non-real estate	$112,854	$147,722
SBL commercial mortgage	425,219	361,171
SBL construction	27,042	27,199
Small business loans	565,115	536,092
Direct lease financing	583,086	531,012
SBLOC / IBLOC *	2,274,256	1,929,581
Advisor financing **	155,235	115,770
Real estate bridge loans	1,106,875	621,702
Other loans ***	63,514	5,014
	4,748,081	3,739,171
Unamortized loan fees and costs	6,616	8,053
Total loans, including unamortized loan fees and costs	$4,754,697	$3,747,224

	June 30,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,444 and $5,345
for June 30, 2022 and December 31, 2021, respectively	$571,559	$541,437
SBL loans included in commercial loans, at fair value	168,579	199,585
Total small business loans ****	$740,138	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.02 billion and $788.3 million.

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

*** Includes demand deposit overdrafts reclassified as loan balances totaling $170,000 and $322,000 at June 30, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated. A reduction in SBL non-real estate from $122.4 million to $112.9 million in the second quarter of 2022 resulted primarily from U.S. government repayments of PPP loans authorized by The Consolidated Appropriations Act, 2021. PPP loans totaled $10.3 million at June 30, 2022, $23.7 million at March 31, 2022 and $44.8 million at December 31, 2021.

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of June 30, 2022 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$375,600
Paycheck Protection Program loans (PPP) (a)	10,341
Commercial mortgage SBA (b)	215,190
Construction SBA (c)	11,906
Non-guaranteed portion of U.S. government guaranteed loans (d)	99,907
Non-SBA small business loans (e)	20,751
Total principal	$733,695
Unamortized fees and costs	6,443
Total small business loans	$740,138

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which the Bank adheres.

(c)Of the $11.9 million in Construction SBA loans, $10.8 million are 504 first mortgages with an origination date LTV of 50-60% and $1.1 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $99.9 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)The $20.8 million of non-SBA loans is comprised of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators, are considered seasoned and have performed as agreed.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of June 30, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$69,187	$71	$22	$69,280	18%
Full-service restaurants	12,726	2,426	1,789	16,941	5%
Car washes	15,998	795	115	16,908	5%
Child day care services	14,556	—	911	15,467	4%
Outpatient mental health and substance abuse centers	15,007	—	—	15,007	4%
Baked goods stores	4,383	—	8,723	13,106	4%
Funeral homes and funeral services	10,147	—	49	10,196	3%
Fitness and recreational sports centers	5,407	2,674	1,951	10,032	3%
Offices of lawyers	9,250	—	—	9,250	3%
Assisted living facilities for the elderly	8,860	—	—	8,860	3%
Gasoline stations with convenience stores	8,177	—	—	8,177	2%
Lessors of nonresidential buildings	8,014	—	—	8,014	2%
General warehousing and storage	6,970	—	—	6,970	2%
Lessors of other real estate property	6,181	—	—	6,181	2%
All other amusement and recreation industries	4,558	33	1,059	5,650	2%
Limited-service restaurants	906	1,959	2,440	5,305	2%
Other miscellaneous durable goods merchant wholesalers	4,892	—	91	4,983	1%
Other technical and trade schools	44	4,848	—	4,892	1%
Other spectator sports	4,768	—	—	4,768	1%
Plumbing, heating, and air-conditioning contractors	2,876	—	1,019	3,895	1%
Offices of dentists	2,569	552	77	3,198	1%
Landscaping services	1,863	164	1,167	3,194	1%
Other warehousing and storage	3,180	—	—	3,180	1%
All other miscellaneous wood product manufacturing	2,972	—	—	2,972	1%
Offices of physicians (except mental health specialists)	2,743	—	7	2,750	1%
Vocational rehabilitation services	2,689	—	—	2,689	1%
Elementary and secondary schools	2,446	—	—	2,446	1%
All other miscellaneous general purpose machinery manufacturing	2,400	—	—	2,400	1%
Sewing, needlework, and piece goods stores	2,300	—	—	2,300	1%
Pet care (except veterinary) services	1,894	—	384	2,278	1%
Automotive body, paint, and interior repair and maintenance	1,603	—	592	2,195	1%
Amusement arcades	2,190	—	—	2,190	1%
Offices of real estate agents and brokers	2,155	—	—	2,155	1%
Other**	47,840	889	21,196	69,925	19%
	$291,751	$14,411	$41,592	$347,754	100%

* Of the SBL commercial mortgage and SBL construction loans, $79.5 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $2.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of June 30, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$66,853	$383	$5,107	$72,343	21%
California	48,293	2,426	3,387	54,106	16%
North Carolina	21,558	7,001	2,152	30,711	9%
New York	24,877	71	2,887	27,835	8%
Pennsylvania	22,106	—	2,466	24,572	7%
Colorado	11,309	3,909	1,379	16,597	5%
Illinois	14,868	—	1,615	16,483	5%
Texas	12,061	—	3,546	15,607	4%
New Jersey	7,439	—	7,286	14,725	4%
Virginia	9,490	—	1,101	10,591	3%
Connecticut	9,667	—	508	10,175	3%
Georgia	7,096	—	1,614	8,710	3%
Tennessee	8,132	—	348	8,480	2%
Ohio	6,113	—	481	6,594	2%
Michigan	3,285	—	344	3,629	1%
Other States	18,604	621	7,371	26,596	7%
	$291,751	$14,411	$41,592	$347,754	100%

* Of the SBL commercial mortgage and SBL construction loans, $79.5 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of June 30, 2022 (in thousands):

Type*	State	SBL commercial mortgage*
Mental health and substance abuse center	Florida	$10,126
Hotel	Florida	8,728
Lawyer's office	California	8,521
General warehousing and storage	Pennsylvania	6,969
Hotel	New York	5,900
Hotel	North Carolina	5,761
Assisted living facility	Florida	5,127
Mental health and substance abuse center	Connecticut	4,880
Technical and trade school	North Carolina	4,847
Hotel	Pennsylvania	4,646
Total		$65,505

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily bridge loans, excluding SBA loans, are as follows including LTV at origination as of June 30, 2022 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)*	95	$1,106,875	74%	4.52%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)*	48	$696,948	76%	4.74%
Hospitality (hotels and lodging)	8	70,783	65%	5.65%
Retail	4	51,851	71%	5.01%
Other	5	13,901	74%	5.06%
	65	833,483	74%	4.84%
Fair value adjustment		(6,569)
Total non-SBA commercial real estate loans, at fair value		826,914
Total commercial real estate loans		$1,933,789	74%	4.67%

* In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily bridge loans excluding SBA loans, by state as of June 30, 2022 (dollars in thousands):

	Balance	Origination date LTV
Texas	$677,739	76%
Georgia	188,821	73%
Ohio	114,577	72%
Florida	103,001	73%
Tennessee	100,665	70%
Alabama	89,454	74%
Virginia	56,600	72%
Arizona	56,445	72%
Other States each <$56 million	546,487	74%
Total	$1,933,789	74%

The following table summarizes our 15 largest commercial real estate loans, primarily bridge loans, excluding SBA loans, as of June 30, 2022 (dollars in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$41,040	75%
Texas	39,344	79%
Texas	38,625	72%
Tennessee	37,380	72%
Texas	37,282	75%
Texas	37,258	80%
Michigan	30,700	79%
Tennessee	30,361	62%
Missouri	30,000	72%
Mississippi	28,853	79%
Texas	28,500	77%
Texas	27,480	77%
New Jersey	26,993	77%
Ohio	26,842	74%
Oklahoma	26,800	78%
15 Largest loans	$487,458	75%

The following table summarizes our institutional banking portfolio by type as of June 30, 2022 (dollars in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,257,060	52%
Insurance backed lines of credit (IBLOC)	1,017,196	42%
Advisor financing	155,235	6%
Total	$2,429,491	100%

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

The following table summarizes our top 10 SBLOC loans as of June 30, 2022 (dollars in thousands):

	Principal amount	% Principal to collateral
	$18,000	41%
	15,705	62%
	14,428	35%
	9,465	32%
	9,376	64%
	9,034	44%
	8,483	70%
	7,906	73%
	6,232	29%
	6,205	51%
Total and weighted average	$104,834	49%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, eight insurance companies have been approved and, as of January 26, 2022, all were rated A (excellent or better) by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of June 30, 2022 (dollars in thousands):

	Principal balance	% Total
Construction	$116,392	20%
Government agencies and public institutions**	91,119	16%
Waste management and remediation services	68,289	12%
Real estate and rental and leasing	60,324	10%
Retail trade	48,807	8%
Health care and social assistance	31,104	5%
Transportation and warehousing	30,474	5%
Professional, scientific, and technical services	20,193	3%
Wholesale trade	17,385	3%
Manufacturing	16,913	3%
Educational services	8,277	1%
Finance and insurance	7,200	1%
Arts, entertainment and recreation	4,000	1%
Other	62,609	12%
Total	$583,086	100%

* Of the total $583.1 million of direct lease financing, $499.4 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2022 (dollars in thousands):

	Principal balance	% Total
Florida	$93,465	16%
Utah	51,469	9%
California	48,844	8%
New Jersey	39,950	7%
Pennsylvania	38,930	7%
Texas	38,701	7%
New York	31,347	5%
North Carolina	26,233	4%
Maryland	24,367	4%
Connecticut	17,133	3%
Washington	16,532	3%
Georgia	14,160	2%
Idaho	11,901	2%
Alabama	10,325	2%
Illinois	10,135	2%
Other States	109,594	19%
Total	$583,086	100%

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. Please see “Asset and Liability Management” which addresses interest rate risk.

	June 30, 2022
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(in thousands)
SBL non-real estate	$10,776	$49,712	$122,815	$1,384	$184,687
SBL commercial mortgage	27,123	6,372	107,308	387,300	528,103
SBL construction	1,735	—	—	25,613	27,348
Leasing	94,916	465,039	23,131	—	583,086
SBLOC/IBLOC	2,274,256	—	—	—	2,274,256
Advisor financing	—	12,867	142,368	—	155,235
Real estate bridge lending	—	1,106,875	—	—	1,106,875
Other loans	35,264	10,341	2,653	15,428	63,686
Loans at fair value excluding SBL	739,022	86,153	—	1,739	826,914
	$3,183,092	$1,737,359	$398,275	$431,464	$5,750,190

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$10,341	$—	$—	$10,341
Leasing		465,039	23,131	—	488,170
Advisor financing		12,867	142,368	—	155,235
Other loans		1,417	323	15,428	17,168
Loans at fair value excluding SBL		57,701	—	—	57,701
Total loans at fixed rates		547,365	165,822	15,428	728,615

Variable rates
SBL non-real estate		39,371	122,815	1,384	163,570
SBL commercial mortgage		6,372	107,308	387,300	500,980
SBL construction		—	—	25,613	25,613
Real estate bridge lending		1,106,875	—	—	1,106,875
Other loans		8,924	2,330	—	11,254
Loans at fair value excluding SBL		28,452	—	1,739	30,191
Total at variable rates		1,189,994	232,453	416,036	1,838,483

Total		$1,737,359	$398,275	$431,464	$2,567,098

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

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts had concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. In the first quarter of 2022 these loans were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. The $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by provisions for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

At June 30, 2022, the allowance for credit losses amounted to $19.1 million which represented a $1.3 million increase compared to the $17.8 million at December 31, 2021. In addition to the increase resulting from the reclassification of discontinued loans noted above, the increase reflected the impact of loan growth on the CECL model which was offset by allowance reductions as described in “Provision for Credit Losses”. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At June 30, 2022, there were 12 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $609,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At June 30, 2022, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for small business loans, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2022, approximately 48% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2022, approximately 50% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2022 is 50%. At June 30, 2022, approximately 96% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2022 is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At June 30, 2022, approximately 69% of the non-government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2022 is 35%. At June 30, 2022, approximately 41% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2022 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At June 30, 2022, approximately 100% of the non-SBA CRE floating rate loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2022 is 100%. At June 30, 2022, approximately 100% of the non-SBA CRE fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At June 30, 2022, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At June 30, 2022, approximately 70% of the HELOC portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	June 30, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,327	$1,144	$608	$895	$3,974	$108,880	$112,854
SBL commercial mortgage	2,134	7	—	1,423	3,564	421,655	425,219
SBL construction	—	—	—	710	710	26,332	27,042
Direct lease financing	932	639	589	—	2,160	580,926	583,086
SBLOC / IBLOC	2,021	1,407	94	—	3,522	2,270,734	2,274,256
Advisor financing	—	—	—	—	—	155,235	155,235
Real estate bridge loans	—	—	—	—	—	1,106,875	1,106,875
Other loans	1,288	94	3,557	670	5,609	57,905	63,514
Unamortized loan fees and costs	—	—	—	—	—	6,616	6,616
	$7,702	$3,291	$4,848	$3,698	$19,539	$4,735,158	$4,754,697

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended		For the year ended
	or as of June 30,		or as of December 31,
	2022	2021	2021
Ratio of:
Allowance for credit losses to total loans	0.40%	0.52%	0.48%
Allowance for credit losses to non-performing loans *	223.34%	171.90%	491.61%
Non-performing loans to total loans*	0.18%	0.31%	0.10%
Non-performing assets to total assets *	0.39%	0.40%	0.33%
Net charge-offs to average loans	0.02%	0.02%	0.03%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for credit losses to total loans decreased to 0.40% as of June 30, 2022 from 0.52% at June 30, 2021. The reduction resulted from an increase in loans which was proportionately greater than the increase in the allowance. Continuing growth in SBLOC, IBLOC and REBL, which have allowance allocations lower than the overall percentage of allowance for credit losses to total loans, has reduced that percentage. While loans grew, there was also a decrease in allowances on credit deteriorated loans. The reduction also reflected the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods, in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). These decreases in the allowance were partially offset by an increase of $1.3 million resulting from the reclassification of loans from discontinued operations (see Note 2 to the consolidated financial statements). The ratio of the allowance for credit losses to non-performing loans increased to 223.34% at June 30, 2022, from 171.90% at June 30, 2021, primarily as a result of the increase in the allowance while non-performing loans decreased slightly. The ratio of non-performing assets to total assets of 0.39% at June 30, 2022 was comparable to the 0.40% at June 30, 2021 as an increase in non-performing assets was offset by an increase in assets. Net charge-offs to average loans remained constant at 0.02% for the six months ended June 30, 2022 compared to 0.02% for the six months ended June 30, 2021.

Net charge-offs. Net charge-offs were $917,000 for the six months ended June 30, 2022, an increase of $387,000 from net charge-offs of $530,000 during the comparable period of 2021. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs result primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	June 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$844	$—	$—	$199	$—	$—	$—	$—
Recoveries	33	—	—	93	—	—	—	—
Net charge-offs	$811	$—	$—	$106	$—	$—	$—	$—

Average loan balance	$127,654	$390,650	$28,558	$550,905	$2,090,357	$139,155	$844,018	$43,208
Ratio of net charge-offs during the period to average loans during the period	0.64%	—	—	0.02%	—	—	—	—

	June 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other loans
Charge-offs	$321	$23	$—	$193	$15	$—	$—
Recoveries	15	—	—	7	—	—	—
Net charge-offs	$306	$23	$—	$186	$15	$—	$—

Average loan balance	$242,138	$322,152	$19,384	$484,303	$1,639,857	$60,236	$6,134
Ratio of net charge-offs during the period to average loans during the period	0.13%	0.01%	—	0.04%	—	—	—

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. We had $18.9 million of other real estate owned (“OREO”) at June 30, 2022 and $18.9 million of OREO at December 31, 2021. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	June 30,	December 31,
	2022	2021
	(in thousands)
Non-accrual loans
SBL non-real estate	$895	$1,313
SBL commercial mortgage	1,423	812
SBL construction	710	710
Direct leasing	—	254
Other loans	607	—
Consumer - home equity	63	72
Total non-accrual loans	3,698	3,161

Loans past due 90 days or more and still accruing	4,848	461
Total non-performing loans	8,546	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,419	$22,495

Loans that were modified as of June 30, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows dollars in thousands):

	June 30, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	9	$665	$665	9	$1,231	$1,231
SBL commercial mortgage	1	835	835	—	—	—
Other loans	1	3,552	3,552	—	—	—
Consumer - home equity	1	244	244	1	248	248
Total(1)	12	$5,296	$5,296	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at June 30, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$665	$—	$—	$1,231
SBL commercial mortgage	—	—	835	—	—	—
Other loans	—	—	3,552	—	—	—
Consumer - home equity	—	—	244	—	—	248
Total(1)	$—	$—	$5,296	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at June 30, 2022 and December 31, 2021, respectively.

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

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2022 or December 31, 2021.

The following table summarizes loans that were restructured within the 12 months ended June 30, 2022 that have subsequently defaulted (in thousands):

	June 30, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	1	$334
Total	1	$334

The following table provides information about credit deteriorated loans at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$244	$3,700	$—	$394	$4
SBL commercial mortgage	—	—	—	75	—
Direct lease financing	—	—	—	87	—
Consumer - home equity	307	307	—	313	4
With an allowance recorded
SBL non-real estate	926	926	(593)	1,407	5
SBL commercial mortgage	1,423	1,423	(365)	867	—
SBL construction	710	710	(34)	710	—
Other loans	4,159	4,159	(31)	4,159	52
Total
SBL non-real estate	1,170	4,626	(593)	1,801	9
SBL commercial mortgage	1,423	1,423	(365)	942	—
SBL construction	710	710	(34)	710	—
Direct lease financing	—	—	—	87	—
Other loans	4,159	4,159	(31)	4,159	52
Consumer - home equity	307	307	—	313	4
	$7,769	$11,225	$(1,023)	$8,012	$65

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

We had $3.7 million of non-accrual loans at June 30, 2022 compared to $3.2 million of non-accrual loans at December 31, 2021. The $537,000 increase in non-accrual loans was primarily due to $1.7 million of loans placed on non-accrual status partially offset by $844,000 of charge-offs and $321,000 of payments. Loans past due 90 days or more still accruing interest amounted to $4.8 million at June 30, 2022 and $461,000 at December 31, 2021. The $4.4 million increase reflected $928,000 of additions, $94,000 of loan payments and $3.6 million of loans reclassified from discontinued operations.

We had $18.9 million of OREO at June 30, 2022 and $18.9 million of OREO at December 31, 2021 after the reclassification of $17.3 million from discontinued operations. There was no other significant activity during the quarter.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2022 and December 31, 2021 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $16.7 million at June 30, 2022 compared to $16.2 million at December 31, 2021. The decrease reflected depreciation.

Assets held-for-sale from discontinued operations. Assets held-for-sale from discontinued operations were reclassified to continuing operations as of June 30, 2022 and as of prior period reporting dates. Those assets had consisted primarily of commercial, commercial mortgage and construction loans, and OREO, which consisted primarily of a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in December 2021 for $21.4 million.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At June 30, 2022, we had total deposits of $5.88 billion compared to $5.98 billion at December 31, 2021, a decrease of $96.2 million, or 1.6%.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the six months ended		For the year ended
	June 30, 2022		December 31, 2021
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking*	$5,636,415	0.21%	$5,321,283	0.09%
Savings and money market	544,515	0.51%	427,708	0.14%
Total deposits	$6,180,930	0.23%	$5,748,991	0.10%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There were no borrowings on either line at June 30, 2022 or December 31, 2021. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2022	2021
	(dollars in thousands)
Short-term borrowings
Balance at period end	$385,000	$—
Average for the three months ended June 30, 2022	11,593	na
Average during the year	6,104	19,958
Maximum month-end balance	385,000	300,000
Weighted average rate during the period	1.05%	0.25%
Rate at period end	1.75%	0.25%

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

Borrowings. At June 30, 2022, we had other long-term borrowings of $39.1 million compared to $39.5 million at December 31, 2021. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $46.0 million at June 30, 2022 compared to $62.2 million at December 31, 2021.

The difference reflected changes in taxes payable and the repayment of a $12.5 million deposit related to the Cascade matter described in Note 14 to the consolidated financial statements.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the three months ended June 30, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

In October 2021, the Board approved a revised common stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). Under the 2022 Common Stock Repurchase Plan, the Company is authorized to repurchase up to $15.0 million in each quarter of 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases. Under the 2022 Common Stock Repurchase Plan, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”). The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended June 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
	(dollars in thousands, except per share data)
April 1, 2022 - April 30, 2022	577,926	$25.95	577,926	$30,000
May 1, 2022 - May 31, 2022	—	—	—	30,000
June 1, 2022 - June 30, 2022	—	—	—	30,000
Total	577,926	25.95	577,926	30,000

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

THE BANCORP, INC.
(Registrant)

August 9, 2022	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 9, 2022	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary