Form 10-Q
period 2022-09-30
Bancorp, Inc.
filed 2022-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of October 27, 2022, there were 55,981,560 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
(Dollars in thousands, except per share and share data)	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$22,537	$5,382
Interest earning deposits at Federal Reserve Bank	700,175	596,402
Total cash and cash equivalents	722,712	601,784

Investment securities, available-for-sale, at fair value	790,594	953,709
Commercial loans, at fair value (includes $0 and $61.6 million of loans held for sale at lower of cost or fair value at September 30, 2022 and December 31, 2021, respectively)	818,040	1,388,416
Loans, net of deferred loan fees and costs	5,267,375	3,747,224
Allowance for credit losses	(19,689)	(17,806)
Loans, net	5,247,686	3,729,418
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	12,629	1,663
Premises and equipment, net	18,443	16,156
Accrued interest receivable	25,506	17,871
Intangible assets, net	2,149	2,447
Other real estate owned	18,873	18,873
Deferred tax asset, net	27,241	12,667
Assets held-for-sale from discontinued operations	—	3,268
Other assets	93,201	96,967
Total assets	$7,777,074	$6,843,239

LIABILITIES
Deposits
Demand and interest checking	$5,934,591	$5,561,365
Savings and money market	575,381	415,546
Time deposits, $100,000 and over	401,331	—
Total deposits	6,911,303	5,976,911

Securities sold under agreements to repurchase	42	42
Senior debt	98,958	98,682
Subordinated debentures	13,401	13,401
Other long-term borrowings	38,928	39,521
Other liabilities	50,704	62,228
Total liabilities	7,113,336	6,190,785

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,201,560 and 57,370,563
shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	56,202	57,371
Additional paid-in capital	311,569	349,686
Retained earnings	329,078	239,106
Accumulated other comprehensive (loss) income	(33,111)	6,291
Total shareholders' equity	663,738	652,454

Total liabilities and shareholders' equity	$7,777,074	$6,843,239

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$75,579	$46,426	$181,320	$143,784
Investment securities:
Taxable interest	6,792	6,882	17,115	22,891
Tax-exempt interest	25	25	74	78
Interest earning deposits	1,525	167	2,876	650
	83,921	53,500	201,385	167,403
Interest expense
Deposits	16,065	1,209	23,261	4,494
Short-term borrowings	1,235	7	1,267	15
Long-term borrowings	506	—	506	—
Senior debt	1,279	1,279	3,838	3,838
Subordinated debentures	177	112	432	337
	19,262	2,607	29,304	8,684
Net interest income	64,659	50,893	172,081	158,719
Provision for credit losses	822	1,613	4,331	1,484
Net interest income after provision for credit losses	63,837	49,280	167,750	157,235

Non-interest income
ACH, card and other payment processing fees	2,230	1,905	6,552	5,605
Prepaid, debit card and related fees	19,175	18,223	57,865	56,878
Net realized and unrealized gains
on commercial loans, at fair value	745	4,306	11,262	8,881
Leasing related income	1,048	1,968	3,566	4,700
Other	228	186	698	459
Total non-interest income	23,426	26,588	79,943	76,523

Non-interest expense
Salaries and employee benefits	28,001	25,094	77,848	77,839
Depreciation and amortization	685	729	2,224	2,144
Rent and related occupancy cost	1,268	1,256	3,831	3,777
Data processing expense	1,292	1,209	3,727	3,481
Printing and supplies	154	81	342	277
Audit expense	366	356	1,107	1,110
Legal expense	907	1,251	3,175	5,349
Legal settlement	—	—	1,152	—
Civil money penalty	1,750	—	1,750	—
Amortization of intangible assets	99	99	298	298
FDIC insurance	679	266	2,326	5,235
Software	4,001	4,045	12,030	11,435
Insurance	1,314	1,110	3,692	2,881
Telecom and IT network communications	368	413	1,119	1,227
Consulting	339	448	902	952
Other	3,607	3,027	10,504	9,145
Total non-interest expense	44,830	39,384	126,027	125,150
Income from continuing operations before income taxes	42,433	36,484	121,666	108,608
Income tax expense	11,829	8,289	31,694	25,195
Net income from continuing operations	$30,604	$28,195	$89,972	$83,413
Discontinued operations
Income from discontinued operations before income taxes	—	87	—	324
Income tax expense	—	21	—	76
Income from discontinued operations, net of tax	—	66	—	248
Net income	$30,604	$28,261	$89,972	$83,661

Net income per share from continuing operations - basic	$0.54	$0.49	$1.58	$1.45
Net income per share from discontinued operations - basic	$—	$—	$—	$0.01
Net income per share - basic	$0.54	$0.49	$1.58	$1.46

Net income per share from continuing operations - diluted	$0.54	$0.48	$1.56	$1.41
Net income per share from discontinued operations - diluted	$—	$—	$—	$0.01
Net income per share - diluted	$0.54	$0.48	$1.56	$1.42

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)

Net income	$30,604	$28,261	$89,972	$83,661
Other comprehensive loss, net of reclassifications into net income:

Other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(14,431)	(4,867)	(53,982)	(9,192)
Reclassification adjustments for losses included in income	—	—	6	7
Other comprehensive loss	(14,431)	(4,867)	(53,976)	(9,185)

Income tax benefit related to items of other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(3,897)	(1,314)	(14,576)	(2,483)
Reclassification adjustments for losses included in income	—	—	2	2
Income tax benefit related to items of other comprehensive loss	(3,897)	(1,314)	(14,574)	(2,481)

Other comprehensive loss, net of tax and reclassifications into net income	(10,534)	(3,553)	(39,402)	(6,704)
Comprehensive income	$20,070	$24,708	$50,570	$76,957

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2022
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	loss	Total

Balance at January 1, 2022	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	28,966	—	28,966
Common stock issued from option exercises,
net of tax benefits	27,818	27	57	—	—	84
Common stock issued from restricted units,
net of tax benefits	284,040	284	(284)	—	—	—
Stock-based compensation	—	—	1,618	—	—	1,618
Common stock repurchases	(527,393)	(527)	(14,473)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(15,827)	(15,827)
Balance at March 31, 2022	57,155,028	$57,155	$336,604	$268,072	$(9,536)	$652,295

Net income	—	$—	$—	$30,402	$—	$30,402
Common stock issued from option exercises,
net of tax benefits	7,500	7	71	—	—	78
Common stock issued from restricted units,
net of tax benefits	280,892	281	(281)	—	—	—
Stock-based compensation	—	—	1,802	—	—	1,802
Common stock repurchases	(577,926)	(578)	(14,422)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(13,041)	(13,041)
Balance at June 30, 2022	56,865,494	$56,865	$323,774	$298,474	$(22,577)	$656,536

Net income	—	$—	$—	$30,604	$—	$30,604
Stock-based compensation	—	—	2,131	—	—	2,131
Common stock repurchases	(663,934)	(663)	(14,336)	—	—	(14,999)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(10,534)	(10,534)
Balance at September 30, 2022	56,201,560	$56,202	$311,569	$329,078	$(33,111)	$663,738

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2021
(in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income	Total

Balance at January 1, 2021	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	25,965	—	25,965
Common stock issued from option exercises,
net of tax benefits	61,500	61	404	—	—	465
Common stock issued from restricted units,
net of tax benefits	230,212	230	(230)	—	—	—
Stock-based compensation	—	—	2,261	—	—	2,261
Common stock repurchases	(594,428)	(594)	(9,406)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,091)	(3,091)
Balance at March 31, 2021	57,247,913	$57,248	$370,481	$154,418	$14,617	$596,764

Net income	—	$—	$—	$29,435	$—	$29,435
Common stock issued from option exercises,
net of tax benefits	217,368	217	547	—	—	764
Common stock issued from restricted units,
net of tax benefits	442,321	442	(442)	—	—	—
Stock-based compensation	—	—	2,206	—	—	2,206
Common stock repurchases	(449,315)	(449)	(9,551)	—	—	(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(60)	(60)
Balance at June 30, 2021	57,458,287	$57,458	$363,241	$183,853	$14,557	$619,109

Net income	—	$—	$—	$28,261	$—	$28,261
Common stock issued from restricted units,
net of tax benefits	313,446	314	1,790	—	—	2,104
Stock-based compensation	—	—	2,056	—	—	2,056
Common stock repurchases	(440,887)	(441)	(9,559)			(10,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,553)	(3,553)
Balance at September 30, 2021	57,330,846	$57,331	$357,528	$212,114	$11,004	$637,977

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2022	2021
	(Dollars in thousands)
Operating activities
Net income from continuing operations	$89,972	$83,413
Net income from discontinued operations, net of tax	—	248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,522	2,442
Provision for credit losses	4,331	1,484
Net amortization of investment securities discounts/premiums	1,356	3,216
Stock-based compensation expense	5,551	6,523
Gain on commercial loans, at fair value	(15,034)	(7,267)
Gain from discontinued operations	—	(1,492)
Change in fair value of commercial loans, at fair value	5,278	1,330
Change in fair value of derivatives	(1,505)	(1,328)
Loss on sales of investment securities	6	7
(Increase) decrease in accrued interest receivable	(7,635)	3,278
Increase in other assets	(5,563)	(6,216)
Change in fair value of discontinued assets held-for-sale	—	498
Decrease in other liabilities	(10,971)	(14,744)
Net cash provided by operating activities	68,308	71,392

Investing activities
Purchase of investment securities available-for-sale	(19,321)	(246,958)
Proceeds from redemptions and prepayments of securities available-for-sale	127,374	386,369
Sale of repossessed assets	852	927
Net increase in loans	(1,459,304)	(485,647)
Net decrease in discontinued loans held-for-sale	—	21,882
Commercial loans, at fair value drawn during the period	(36,877)	(62,151)
Payments on commercial loans, at fair value	554,836	351,239
Purchases of premises and equipment	(4,495)	(1,237)
Change in receivable from investment in unconsolidated entity	—	18
Return of investment in unconsolidated entity	—	7,337
Decrease in discontinued assets held-for-sale	—	4,858
Net cash used in investing activities	(836,935)	(23,363)

Financing activities
Net increase (decrease) in deposits	934,392	(349,548)
Proceeds from short-term borrowings	—	300,000
Proceeds from the issuance of common stock	162	3,333
Repurchases of common stock	(44,999)	(30,000)
Net cash provided by (used in) financing activities	889,555	(76,215)

Net increase (decrease) in cash and cash equivalents	120,928	(28,186)

Cash and cash equivalents, beginning of period	601,784	345,515

Cash and cash equivalents, end of period	$722,712	$317,329

Supplemental disclosure:
Interest paid	$30,079	$10,343
Taxes paid	$30,168	$31,057
Non-cash investing and financing activities
Transfer of loans from investment in unconsolidated entity upon its dissolution	$—	$22,926
Transfer of real estate owned from investment in unconsolidated entity upon its dissolution	$—	$2,145
Transfer of loans from discontinued operations	$61,580	$—
Transfer of real estate owned from discontinued operations	$17,343	$—
Leased vehicles transferred to repossessed assets	$830	$757

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, National Association, or (“the Bank”), which is wholly owned by the Company. The Bank is a nationally chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty lending segment and its payments segment.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the nine month period ended September 30, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

There have been no significant changes to the Significant Accounting Policies as described in the 2021 Form 10-K. The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. As noted above, in the first quarter of 2022 the loans previously in discontinued operations were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. The $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

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

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2022, the Company had three active stock-based compensation plans.

During the nine months ended September 30, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. During the nine months ended September 30, 2021, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $8.51. There were 35,318 common stock options exercised in the nine month period ended September 30, 2022. There were 657,500 common stock options exercised in the nine month period ended September 30, 2021.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2022	550,104	$9.67	7.17	$8,603,191
Granted	100,000	30.32	9.37	—
Exercised	(35,318)	8.84	—	808,850
Expired	—	—	—	—
Forfeited	(7,182)	—	—	—
Outstanding at September 30, 2022	607,604	$13.13	7.40	$6,213,070
Exercisable at September 30, 2022	266,328	$8.87	6.31	$3,490,558

The Company granted 260,693 restricted stock units (“RSUs”) in the first nine months of 2022, of which 219,311 have a vesting period of three years and 41,382 have a vesting period of one year. At issuance, the 260,693 RSUs granted in the first nine months of 2022 had a weighted average fair value of $28.61 per unit. In the first nine months of 2021, the Company granted 313,697 RSUs of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in the first nine months of 2021 had a weighted average fair value of $18.81 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2022	1,030,124	$10.49	1.17
Granted	260,693	28.61	2.09
Vested	(564,932)	10.21	—
Forfeited	(23,220)	13.29	—
Outstanding at September 30, 2022	702,665	$17.52	1.22

As of September 30, 2022, there was a total of $10.3 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.3 years. Related compensation expense for the three months ended September 30, 2022 and 2021 was $2.1 million and $2.1 million, respectively. Related compensation expense for the nine months ended September 30, 2022 and 2021 was $5.6 million and $6.5 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2022 and 2021 was $6.0 million and $7.6 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $14.7 million and $25.3 million, respectively.

For the periods ended September 30, 2022 and 2021, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2022	2021
Risk-free interest rate	1.94%	1.19%
Expected dividend yield	—	—
Expected volatility	45.10%	45.61%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the period ended September 30, 2022 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$30,604	56,429,425	$0.54
Effect of dilutive securities
Common stock options and restricted stock units	—	578,799	—
Diluted earnings per share
Net earnings available to common shareholders	$30,604	57,008,224	$0.54

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at September 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$89,972	56,782,524	$1.58
Effect of dilutive securities
Common stock options and restricted stock units	—	728,462	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$89,972	57,510,986	$1.56

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at September 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

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

In 2022, after reclassification of discontinued assets to continuing operations, there was no further income or expense for discontinued operations.

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

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

Available-for-sale	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$25,872	$14	$(1,604)	$24,282
Asset-backed securities *	354,690	—	(13,709)	340,981
Tax-exempt obligations of states and political subdivisions	3,559	—	(102)	3,457
Taxable obligations of states and political subdivisions	45,696	54	(1,718)	44,032
Residential mortgage-backed securities	154,920	120	(10,726)	144,314
Collateralized mortgage obligation securities	46,479	—	(1,717)	44,762
Commercial mortgage-backed securities	194,856	—	(12,890)	181,966
Corporate debt securities	10,000	—	(3,200)	6,800
	$836,072	$188	$(45,666)	$790,594

	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$18,692	$—	$(244)	$18,448
Collateralized loan obligation securities	335,998	—	(13,465)	322,533
	$354,690	$—	$(13,709)	$340,981

Available-for-sale	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$36,182	$1,167	$(47)	$37,302
Asset-backed securities *	360,332	327	(241)	360,418
Tax-exempt obligations of states and political subdivisions	3,559	172	—	3,731
Taxable obligations of states and political subdivisions	45,984	2,422	—	48,406
Residential mortgage-backed securities	179,778	4,804	(281)	184,301
Collateralized mortgage obligation securities	60,778	1,083	—	61,861
Commercial mortgage-backed securities	248,599	4,106	(1,629)	251,076
Corporate debt securities	10,000	—	(3,386)	6,614
	$945,212	$14,081	$(5,584)	$953,709

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$22,518	$13	$(73)	$22,458
Collateralized loan obligation securities	337,814	314	(168)	337,960
	$360,332	$327	$(241)	$360,418

Investments in Federal Home Loan Bank (“FHLB”), Atlantic Central Bankers Bank stock, and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September of 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at September 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$27,387	$27,232
Due after one year through five years	144,209	137,727
Due after five years through ten years	229,430	219,888
Due after ten years	435,046	405,747
	$836,072	$790,594

At September 30, 2022 and December 31, 2021, no investment securities were encumbered through pledging or otherwise, as borrowings were collateralized with loans.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2022 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$20,101	$(1,571)	$2,409	$(33)	$22,510	$(1,604)
Asset-backed securities	58	179,430	(5,571)	161,551	(8,138)	340,981	(13,709)
Tax-exempt obligations of states and
political subdivisions	4	3,457	(102)	—	—	3,457	(102)
Taxable obligations of states and
political subdivisions	26	39,727	(1,718)	—	—	39,727	(1,718)
Residential mortgage-backed securities	132	124,133	(9,413)	8,513	(1,313)	132,646	(10,726)
Collateralized mortgage obligation securities	22	44,762	(1,717)	—	—	44,762	(1,717)
Commercial mortgage-backed securities	43	143,893	(7,450)	38,073	(5,440)	181,966	(12,890)
Corporate debt securities	1	—	—	6,800	(3,200)	6,800	(3,200)
Total unrealized loss position
investment securities	298	$555,503	$(27,542)	$217,346	$(18,124)	$772,849	$(45,666)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At September 30, 2022, it had a book value of $10.0 million and a fair value of $6.8 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of September 30, 2022 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including: small business comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer accounts for these loans as held-for-sale. The Company continues to present these loans at fair value. At September 30, 2022, the total commercial loans, at fair value were $818.0 million, and the unpaid principal balance was $826.0 million, including the guaranteed portion of certain SBA loans also previously held for sale. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations were changes in the fair value of such loans. For the nine months ended September 30, 2022, related net unrealized losses recognized for changes in fair value were $5.3 million, which reflected $6.4 million of losses attributable to credit weaknesses. Included in the $6.4 million was a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan, collateralized by a movie theater, had been current and performing but missed its August 2022 payment, and ceased operations in that month. Additionally, during the third quarter of 2022, the parent company of the theater chain declared bankruptcy and filed a motion to reject the lease at the property. The loan was previously measured based on its scheduled contractual cash flows, discounted at a market rate. However, based on the events occurring during the quarter and the current likelihood of foreclosure, the estimated fair value of the loan at September 30, 2022 was determined to equal the fair value of the theater based on the aforementioned new appraisal, less the estimated cost of disposition. The loan represents the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA commercial loan originations were primarily comprised of apartment building loans. Of the $2.15 billion of non-SBA commercial loans, at fair value and REBL loans which together comprise the non-SBA CRE portfolios, $2.05 billion are comprised of apartment building loans. For the nine months ended September 30, 2021, unrealized losses recognized for such changes in fair value were $285,000 of which $15,000 was attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line has not generally been used. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At September 30, 2022, $2.01 billion of loans were pledged to the Federal Reserve and $1.41 billion of loans were pledged to the Federal Home Loan Bank. At September 30, 2022, there was $0 outstanding against the Federal Reserve line and $0 outstanding against the Federal Home Loan Bank line.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already have cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which was determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. Of the six securities resulting from our securitizations all have been repaid except that from CRE-2. As of September 30, 2022, the principal balance of the security we own issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of the one remaining senior tranche. The Company’s $12.6 million security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting the three remaining loans was re-appraised between 2020 and 2022. The updated appraised value is approximately $60.9 million, which is net of $573,000 due to the servicer. The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the Company’s security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in credit enhancement, and if such decreases exceed such credit enhancements, losses could result. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June of 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $28.4 million on September 1, 2020 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Bank owned tranche.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	September 30,	December 31,
	2022	2021
SBL non-real estate	$116,080	$147,722
SBL commercial mortgage	429,865	361,171
SBL construction	26,841	27,199
Small business loans	572,786	536,092
Direct lease financing	599,796	531,012
SBLOC / IBLOC *	2,369,106	1,929,581
Advisor financing **	168,559	115,770
Real estate bridge loans	1,488,119	621,702
Other loans ***	64,980	5,014
	5,263,346	3,739,171
Unamortized loan fees and costs	4,029	8,053
Total loans, including unamortized loan fees and costs	$5,267,375	$3,747,224

	September 30,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,370 and $5,345
for September 30, 2022 and December 31, 2021, respectively	$579,156	$541,437
SBL loans included in commercial loans, at fair value	159,914	199,585
Total small business loans ****	$739,070	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.10 billion and $788.3 million.

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

*** Includes demand deposit overdrafts reclassified as loan balances totaling $1.0 million and $322,000 at September 30, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial. September 30, 2022 includes $54.2 million of balances previously included in discontinued assets including $19.5 million of residential mortgage loans, with the balance comprised of commercial loans.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated (in thousands).

The following table provides information about loans individually evaluated for credit loss at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$357	$3,526	$—	$385	$7
SBL commercial mortgage	—	—	—	56	—
Direct lease financing	—	—	—	66	—
Other loans	3,552	3,552	—	1,184	113
Consumer - home equity	298	298	—	309	7
With an allowance recorded
SBL non-real estate	990	990	(594)	1,303	6
SBL commercial mortgage	1,423	1,423	(222)	1,006	—
SBL construction	710	710	(34)	710	—
Other loans	592	592	(13)	2,974	—
Total
SBL non-real estate	1,347	4,516	(594)	1,688	13
SBL commercial mortgage	1,423	1,423	(222)	1,062	—
SBL construction	710	710	(34)	710	—
Direct lease financing	—	—	—	66	—
Other loans	4,144	4,144	(13)	4,158	113
Consumer - home equity	298	298	—	309	7
	$7,922	$11,091	$(863)	$7,993	$133

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated

(in thousands):

	September 30, 2022			December 31, 2021
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$861	$216	$1,077	$1,313
SBL commercial mortgage	1,423	—	1,423	812
SBL construction	710	—	710	710
Direct leasing	—	—	—	254
Consumer - home equity	—	58	58	72
Other loans	592	—	592	—
	$3,586	$274	$3,860	$3,161

The Company had $18.9 million of other real estate owned at September 30, 2022 and $18.9 million of other real estate owned at December 31, 2021. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,077	$1,313
SBL commercial mortgage	1,423	812
SBL construction	710	710
Direct leasing	—	254
Other loans	592	—
Consumer - home equity	58	72
Total non-accrual loans	3,860	3,161

Loans past due 90 days or more and still accruing	4,415	461
Total non-performing loans	8,275	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,148	$22,495

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2022 and 2021, was $133,000 and $247,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2022. In the nine months ended September 30, 2022 and 2021 a total of $208,000 and $39,000, respectively, was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of September 30, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$657	$657	9	$1,231	$1,231
SBL commercial mortgage	1	834	834	—	—	—
Other loans	1	3,552	3,552	—	—	—
Consumer - home equity	1	241	241	1	248	248
Total(1)	11	$5,284	$5,284	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at September 30, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$657	$—	$—	$1,231
SBL commercial mortgage	—	—	834	—	—	—
Other loans	—	—	3,552	—	—	—
Consumer - home equity	—	—	241	—	—	248
Total(1)	$—	$—	$5,284	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at September 30, 2022 and December 31, 2021, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2022 or December 31, 2021.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of September 30, 2022, there were 11 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $447,000. As of December 31, 2021, there were 10 troubled debt restructured loans with a balance of $1.5 million which had specific reserves of $476,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended September 30, 2022 that have subsequently defaulted (in thousands):

	September 30, 2022
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

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty in 2022, including heightened inflation and increased risks of recession, the qualitative factors were maintained at their original levels, which had been set in anticipation of a downturn. The potential impact of heightened inflation was also considered by line of business heads, credit leadership and other staff. Two areas were identified which might be specifically impacted. First, Federal Reserve rate increases will directly increase a real estate bridge loan sponsors’ floating rate borrowing costs, and may also impair repayment ability in the future. However, borrowers generally are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, higher rents in the multifamily sector provide a significant risk mitigant to that portfolio which consists of apartment buildings, which we generally consider to be workforce housing in selected states and locales. Second, inflation in fuel prices poses a risk to the Company’s vehicle fleet leases, specifically for less fuel efficient vehicles for which demand and values may decrease. However, used vehicle prices are anticipated to be sustained for an additional twelve to eighteen months, impacted by chip shortages which may persist into 2024.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced charge-offs for either real estate bridge lending or similarly underwritten loans in its predecessor commercial loans, at fair value portfolio, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations. Accordingly, the estimated credit losses for this pool were derived purely from industry loss information for multi-family housing. The estimated reserve on the multi-family portfolio is currently derived from that industry qualitative factor. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for small business loans, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for small business loans downward to account for a greater percentage of government guaranteed balances in applicable pools as compared to prior periods. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at September 30, 2022 and December 31, 2021 are as follows (in thousands):

As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$4,135	$6,321	$306	$—	$—	$—	$—	$10,762
Pass	23,140	30,941	14,209	7,568	6,756	6,782	—	89,396
Special mention	—	—	—	—	603	303	—	906
Substandard	—	—	334	190	—	2,819	—	3,343
Total SBL non-real estate	27,275	37,262	14,849	7,758	7,359	9,904	—	104,407

SBL commercial mortgage
Non-rated	15,964	—	—	—	—	—	—	15,964
Pass	68,176	99,428	58,784	65,792	42,986	69,141	—	404,307
Special mention	—	—	141	1,853	—	644	—	2,638
Substandard	—	—	—	—	834	589	—	1,423
Total SBL commercial mortgage	84,140	99,428	58,925	67,645	43,820	70,374	—	424,332

SBL construction
Non-rated	286	—	—	—	—	—	—	286
Pass	1,751	11,633	9,756	2,704	—	—	—	25,844
Substandard	—	—	—	—	—	710	—	710
Total SBL construction	2,037	11,633	9,756	2,704	—	710	—	26,840

Direct lease financing
Non-rated	65,992	33,930	9,081	1,302	508	146	—	110,959
Pass	189,365	145,489	98,078	36,550	12,753	3,274	—	485,509
Special mention	31	—	68	—	9	—	—	108
Substandard	1,598	653	951	18	—	—	—	3,220
Total direct lease financing	256,986	180,072	108,178	37,870	13,270	3,420	—	599,796

SBLOC
Non-rated	—	—	—	—	—	—	830	830
Pass	—	—	—	—	—	—	1,264,187	1,264,187
Total SBLOC	—	—	—	—	—	—	1,265,017	1,265,017

IBLOC
Non-rated	—	—	—	—	—	—	548,178	548,178
Pass	—	—	—	—	—	—	555,911	555,911
Total IBLOC	—	—	—	—	—	—	1,104,089	1,104,089

Advisor financing
Non-rated	17,259	3,712	—	—	—	—	—	20,971
Pass	41,498	66,560	39,530	—	—	—	—	147,588
Total advisor financing	58,757	70,272	39,530	—	—	—	—	168,559

Real estate bridge loans
Pass	840,423	647,696	—	—	—	—	—	1,488,119
Total real estate bridge loans	840,423	647,696	—	—	—	—	—	1,488,119

Other loans
Non-rated	3,774	37	62	—	—	21,714	522	26,109
Pass	227	368	2,612	2,794	3,741	40,930	1,205	51,877
Special mention	—	—	—	—	—	3,552	—	3,552
Substandard	—	—	—	—	—	592	57	649
Total other loans**	4,001	405	2,674	2,794	3,741	66,788	1,784	82,187

	$1,273,619	$1,046,768	$233,912	$118,771	$68,190	$151,196	$2,370,890	$5,263,346

Unamortized loan fees and costs	—	—	—	—	—	—	—	4,029
Total								$5,267,375

*Included in the SBL non real estate non-rated total of $10.8 million, were $6.6 million of PPP loans.

**Included in Other loans are $17.2 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of September 30, 2022. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

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

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program, the 504 Fixed Asset Financing Program, and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $6.6 million remaining to be reimbursed as of September 30, 2022. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials. PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of September 30, 2022 and as of December 31, 2021 was $2.8 million and $1.4 million, respectively.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(861)	—	—	(312)	—	—	—	—	—	(1,173)
Recoveries	57	—	—	108	—	—	—	—	—	165
Provision (credit)*	300	(794)	(6)	682	220	396	1,602	491	—	2,891
Ending balance	$4,911	$2,158	$426	$6,295	$1,184	$1,264	$2,783	$668	$—	$19,689

Ending balance: Individually evaluated for expected credit loss	$594	$222	$34	$—	$—	$—	$—	$13	$—	$863

Ending balance: Collectively evaluated for expected credit loss	$4,317	$1,936	$392	$6,295	$1,184	$1,264	$2,783	$655	$—	$18,826

Loans:
Ending balance**	$116,080	$429,865	$26,841	$599,796	$2,369,106	$168,559	$1,488,119	$64,980	$4,029	$5,267,375

Ending balance: Individually evaluated for expected credit loss	$1,347	$1,423	$710	$—	$—	$—	$—	$4,442	$—	$7,922

Ending balance: Collectively evaluated for expected credit loss	$114,733	$428,442	$26,131	$599,796	$2,369,106	$168,559	$1,488,119	$60,538	$4,029	$5,259,453

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (reversal of)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	September 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Unallocated**	Total
Beginning 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(896)	(23)	—	(248)	(15)	—	—	(10)	—	(1,192)
Recoveries	18	9	—	50	—	—	—	—	—	77
Provision (reversal of)*	1,196	(506)	42	(208)	157	247	245	19	—	1,192
Ending balance	$5,378	$2,795	$370	$5,637	$917	$609	$245	208	$—	$16,159

Ending balance: Individually evaluated for expected credit loss	$1,163	$510	$34	$91	$—	$—	$—	$14	$—	$1,812

Ending balance: Collectively evaluated for expected credit loss	$4,215	$2,285	$336	$5,546	$917	$609	$245	$194	$—	$14,347

Loans:
Ending balance**	$171,845	$367,272	$23,117	$514,068	$1,834,523	$81,143	$128,699	$4,917	$11,078	$3,136,662

Ending balance: Individually evaluated for expected credit loss	$2,233	$3,167	$711	$430	$—	$—	$—	$339	$—	$6,880

Ending balance: Collectively evaluated for expected credit loss	$169,612	$364,105	$22,406	$513,638	$1,834,523	$81,143	$128,699	$4,578	$11,078	$3,129,782

*The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses include provisions for unfunded commitments of $1.4 million, $292,000 and $597,000, respectively, for the nine months ended September 30, 2022 and September 30, 2021, and for full year 2021.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at September 30, 2022 are as follows (in thousands):

As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(16)	$—	$—	$(845)	$(861)
Current period recoveries	—	—	—	—	3	54	57
Current period SBL non-real estate net charge-offs	—	—	(16)	—	3	(791)	(804)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(31)	(132)	(123)	(26)	—	—	(312)
Current period recoveries	—	—	101	7	—	—	108
Current period direct lease financing net charge-offs	(31)	(132)	(22)	(19)	—	—	(204)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period other loans net recoveries	—	—	—	—	—	—	—

Total
Current period charge-offs	(31)	(132)	(139)	(26)	—	(845)	(1,173)
Current period recoveries	—	—	101	7	3	54	165
Current period net charge-offs	$(31)	$(132)	$(38)	$(19)	$3	$(791)	$(1,008)

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2022 or December 31, 2021. In the third quarter of 2022, the Company purchased $6.3 million of lease receivables and $12.5 million of SBL none of which were credit deteriorated.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	September 30, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,715	$1,246	$370	$1,077	$4,408	$111,672	$116,080
SBL commercial mortgage	3,252	6	—	1,423	4,681	425,184	429,865
SBL construction	—	—	—	710	710	26,131	26,841
Direct lease financing	1,799	1,392	49	—	3,240	596,556	599,796
SBLOC / IBLOC	3,175	227	—	—	3,402	2,365,704	2,369,106
Advisor financing	—	—	—	—	—	168,559	168,559
Real estate bridge loans	—	—	—	—	—	1,488,119	1,488,119
Other loans	473	181	3,996	650	5,300	59,680	64,980
Unamortized loan fees and costs	—	—	—	—	—	4,029	4,029
	$10,414	$3,052	$4,415	$3,860	$21,741	$5,245,634	$5,267,375

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2022	$47,438
2023	160,895
2024	136,205
2025	81,108
2026	46,765
2027 and thereafter	17,435
Total undiscounted cash flows	489,846
Residual value *	167,946
Difference between undiscounted cash flows and discounted cash flows	(57,996)
Present value of lease payments recorded as lease receivables	$599,796

*Of the $167,946,000, $29,984,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2022 and December 31, 2021, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2022, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.0 million at September 30, 2022 and $5.2 million at December 31, 2021.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.4 million and $1.5 million for legal services for the nine months ended September 30, 2022 and 2021, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $722.7 million and $601.8 million as of September 30, 2022 and December 31, 2021, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the third quarter of 2022 and 2021, there were no transfers between the three levels.

FHLB, Atlantic Central Bankers Bank stock and Federal Reserve Bank stock are held as required by those respective institutions and are carried at cost. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$790,594	$790,594	$—	$771,597	$18,997
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	818,040	818,040	—	—	818,040
Loans, net of deferred loan fees and costs	5,267,375	5,254,340	—	—	5,254,340
Interest rate swaps, asset	952	952	—	952	—
Demand and interest checking	5,934,591	5,934,591	—	5,934,591	—
Savings and money market	575,381	575,381	—	575,381	—
Time deposits	401,331	401,331	—	401,331	—
Senior debt	98,958	93,871	—	93,871	—
Subordinated debentures	13,401	8,947	—	—	8,947
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2021
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$953,709	$953,709	$—	$934,678	$19,031
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,388,416	1,388,416	—	—	1,388,416
Loans, net of deferred loan fees and costs	3,747,224	3,745,548	—	—	3,745,548
Assets held-for-sale from discontinued operations	3,268	3,268	—	—	3,268
Interest rate swaps, liability	553	553	—	553	—
Demand and interest checking	5,561,365	5,561,365	—	5,561,365	—
Savings and money market	415,546	415,546	—	415,546	—
Senior debt	98,682	101,980	—	101,980	—
Subordinated debentures	13,401	8,815	—	—	8,815
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$24,282	$—	$24,282	$—
Asset-backed securities	340,981	—	340,981	—
Obligations of states and political subdivisions	47,489	—	47,489	—
Residential mortgage-backed securities	144,314	—	144,314	—
Collateralized mortgage obligation securities	44,762	—	44,762	—
Commercial mortgage-backed securities	181,966	—	169,769	12,197
Corporate debt securities	6,800	—	—	6,800
Total investment securities, available-for-sale	790,594	—	771,597	18,997
Commercial loans, at fair value	818,040	—	—	818,040
Interest rate swaps, asset	952	—	952	—
	$1,609,586	$—	$772,549	$837,037

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$37,302	$—	$37,302	$—
Asset-backed securities	360,418	—	360,418	—
Obligations of states and political subdivisions	52,137	—	52,137	—
Residential mortgage-backed securities	184,301	—	184,301	—
Collateralized mortgage obligation securities	61,861	—	61,861	—
Commercial mortgage-backed securities	251,076	—	238,659	12,417
Corporate debt securities	6,614	—	—	6,614
Total investment securities, available-for-sale	953,709	—	934,678	19,031
Commercial loans, at fair value	1,388,416	—	—	1,388,416
Assets held-for-sale from discontinued operations	3,268	—	—	3,268
Interest rate swaps, liability	553	—	553	—
	$2,344,840	$—	$934,125	$1,410,715

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Beginning balance	$19,031	$178,951	$1,388,416	$1,810,812
Transfers from investment in unconsolidated entity	—	—	—	22,926
Transfers from assets held-for-sale from discontinued operations	—	—	—	61,580
Transfers to loans, net	—	—	(61,580)	—
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	(44)	9,756	13,214
Included in other comprehensive loss	(34)	(1,422)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	36,877	127,765
Settlements	—	(158,454)	(555,429)	(647,881)
Ending balance	$18,997	$19,031	$818,040	$1,388,416

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(5,278)	$(2,133)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Beginning balance	$—	$31,294	$3,268	$113,650
Transfers to commercial loans, at fair value	—	(22,926)	—	(61,580)
Transfers to other real estate owned	—	(2,145)	—	(17,343)
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	—	1,102
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	—	5,222
Sales	—	—	—	(2,020)
Settlements	—	(6,223)	(3,268)	(35,750)
Charge-offs	—	—	—	(13)
Ending balance	$—	$—	$—	$3,268

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$566

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	September 30, 2022	December 31, 2021
Beginning balance	$18,873	$—
Transfers from investment in unconsolidated entity	—	2,145
Sales	—	(615)
Transfers from discontinued operations	—	17,343
Ending balance	$18,873	$18,873

Information related to fair values of level 3 balance sheet categories is as follows:

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2022	Valuation techniques	Unobservable inputs	September 30, 2022	September 30, 2022

Commercial mortgage-backed investment
security (a)	$12,197	Discounted cash flow	Discount rate	11.08%	11.08%
Insurance liquidating trust preferred security (b)	6,800	Discounted cash flow	Discount rate	10.82%	10.82%
Federal Home Loan Bank, Atlantic
Central Bankers Bank, and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	5,254,340	Discounted cash flow	Discount rate	5.00%-10.00%	5.87%

Commercial - SBA (d)	159,914	Discounted cash flow	Discount rate	3.85%-5.07%	4.95%
Non-SBA CRE - fixed (e)	62,923	Discounted cash flow and appraisal	Discount rate	8.26%-19.23%	12.34%
Non-SBA CRE - floating (f)	595,203	Discounted cash flow	Discount rate	5.56%-16.00%	6.26%
Commercial loans, at fair value	818,040

Subordinated debentures (g)	8,947	Discounted cash flow	Discount rate	11.05%	11.05%

Other real estate owned (h)	18,873	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2021	Valuation techniques	Unobservable inputs	December 31, 2021	December 31, 2021
Commercial mortgage-backed investment
security	$12,417	Discounted cash flow	Discount rate	8.00%	8.00%
Insurance liquidating trust preferred security	6,614	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	3,745,548	Discounted cash flow	Discount rate	1.00% - 7.00%	3.70%

Commercial - SBA	199,585	Discounted cash flow	Discount rate	1.04% - 2.12%	$103.40
Non-SBA CRE - fixed	79,864	Discounted cash flow	Discount rate	5.31%-7.43%	6.26%
Non-SBA CRE - floating	1,047,387	Discounted cash flow	Discount rate	3.96%-10.20%	4.96%
Other loans	61,580	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%
Commercial loans, at fair value	1,388,416

Assets held-for-sale from discontinued operations	3,268	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%

Subordinated debentures	8,815	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned	18,873	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yields derived from market pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the September 30, 2022 table.

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

e)Non-SBA CRE-fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third party, based upon discounting at market rates for similar loans, except for one loan which is fair valued on the basis of an appraisal. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. The loan which is valued on the basis of an appraisal has a fair value of $4.8 million, an outstanding principal balance of $9.5 million and is discussed in Note 6.

f)Non-SBA CRE-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At September 30, 2022, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$7,059	$—	$—	$7,059
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,149	—	—	2,149
	$28,081	$—	$—	$28,081

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$3,005	$—	$—	$3,005
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,447	—	—	2,447
	$24,325	$—	$—	$24,325

1.The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2022, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $7.1 million. To arrive at that fair value, related loan principal of $7.9 million was reduced by specific reserves of $863,000 within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at September 30, 2022 were 11 troubled debt restructured loans with a balance of $5.3 million, which had specific reserves of $447,000. Included in the collateral dependent loans at December 31, 2021, were 10 troubled debt restructured loans with a balance of $1.5 million which had specific allowances of $476,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA CRE loans held at fair value. These instruments are not accounted for as effective hedges. As of September 30, 2022, the Company had entered into two interest rate swap agreements with an aggregate notional amount of $15.0 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month LIBOR. The Company recorded a net gain of $1.5 million for the nine months ended September 30, 2022 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under these swap agreements was $952,000 at September 30, 2022, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $518,000 as of September 30, 2022.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2022 are summarized below (dollars in thousands):

	September 30, 2022
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	3.60%	433
December 24, 2025	8,200	2.17%	3.64%	519
Total	$15,000			$952

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.3 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2022 and December 31, 2021, respectively, the accumulated amortization expense was $2.2 million and $1.9 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated amortization expense was $158,000 at September 30, 2022 and $115,000 at December 31, 2021. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at September 30, 2022 and December 31, 2021 are presented below.

	September 30,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$2,342	$4,093	$2,044
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,342	$4,491	$2,044

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-Bank Offered Rate (“LIBOR”) reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $585.8 million at September 30, 2022. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At September 30, 2022, the Company owned $12.6 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $336.1 million at September 30, 2022, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $62.7 million at September 30, 2022. There is less clarity for the Company’s student loan securities of $18.6 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivatives, the notional amount for which totaled $15.0 million at September 30, 2022, are interest rate swaps that are documented under bilateral agreements which contain LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture issued by an insurance holding company in liquidation for which the rate index is three month LIBOR. The indenture contains terms for a substitution of the index when LIBOR quotes become unavailable. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

In August 2021, the FASB issued ASU 2021-06. This ASU adds new quarterly disclosures and expands certain annual disclosures to quarterly reporting. Amendments within this ASU are effective for fiscal years ending after December 15, 2021 and the Company is presenting the quarterly disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On October 20, 2021, the Board approved a revised common stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Plan”). Under the 2022 Common Stock Repurchase Plan, the Company is authorized to repurchase up to $15.0 million in each quarter of 2022, for a maximum amount of $60.0 million, depending on the share price, securities laws and stock exchange rules which regulate such repurchases. This plan may be modified or terminated at any time. During the three and nine months ended September 30, 2022, the Company repurchased 663,934 shares and 1,769,253 shares of its common stock in the open market under the 2022 Common Stock Repurchase Plan at an average cost of $22.59 per share and $25.43 per share, respectively. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock are now shown as reductions in common stock and additional paid-in capital.

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

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Additionally, a dividend may not be paid in excess of a bank’s retained earnings. Moreover, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework as defined in the Federal Deposit Insurance Act or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, a banking organization that fails to satisfy regulatory minimum capital conservation buffer requirements will be subject to certain limitations, which include restrictions on capital distributions.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2022
The Bancorp, Inc.	9.66%	13.13%	13.56%	13.13%
The Bancorp Bank, National Association	10.79%	14.73%	15.15%	14.73%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank, National Association	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

As previously disclosed, the Company received and responded to two non-public fact-finding inquiries from the SEC, which in each case sought to determine if violations of the federal securities laws occurred. On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company. The SEC last requested information from the Company relating to this inquiry in September 2021. The SEC has not made any findings, or alleged any wrongdoing, with respect to this matter. Future costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of this matter. Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with the Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank. In connection with that investigation, on July 6, 2022, the Company received a “Wells Notice” from the SEC Staff stating that the SEC Staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company alleging violations of record keeping, reporting and internal control provisions of the Exchange Act. Without admitting or denying any of the SEC’s allegations, the Company subsequently agreed to resolve the investigation by consenting to the entry of an order by the SEC that: (1) the Company will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) the Company pay a penalty of $1.75 million (the “Settlement Payment”) to the SEC. The order became effective on August 24, 2022. The Company recognized a charge in its third fiscal quarter in the amount of the Settlement Payment. Further, as a result of the settlement, certain costs to the Company related to the CMBS matter will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs sought damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). On June 11, 2021, the Company filed a consolidated motion to dismiss in each case. On February 25, 2022, the court granted the Company’s motion in part, dismissing McGlynn’s claims in entirety and most of Barker and Kamai’s claims. The sole claims remaining are Barker and Kamai’s breach of implied contract claims related to an unpaid bonus, for which they seek $2,000,000 and $300,000, respectively. The Company is vigorously defending against these claims. On September 29, 2022, the Company filed a motion for summary judgment in both matters, which is still pending before the court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services v. The Bancorp Bank. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019 for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court. The motion is still pending. On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties. As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. The motion is still pending before the court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Note 15. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 16, Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA CRE loans, SBA loans, direct lease financing, security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. In the third quarter of 2022, the Company began allocating interest expense between segments and adjusted prior period presentation for consistency. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(Dollars in thousands)
Interest income	$75,041	$34	$8,846	$—	$83,921
Interest allocation	(17,747)	17,154	593	—	—
Interest expense	940	13,981	4,341	—	19,262
Net interest income	56,354	3,207	5,098	—	64,659
Provision for credit losses	822	—	—	—	822
Non-interest income	1,952	21,440	34	—	23,426
Non-interest expense	18,292	17,348	9,190	—	44,830
Income (loss) before taxes	39,192	7,299	(4,058)	—	42,433
Income tax expense	—	—	11,829	—	11,829
Net income (loss)	$39,192	$7,299	$(15,887)	$—	$30,604

	For the three months ended September 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(Dollars in thousands)
Interest income	$46,313	$—	$7,187	$—	$53,500
Interest allocation	(4,314)	5,155	(841)	—	—
Interest expense	239	916	1,452	—	2,607
Net interest income	41,760	4,239	4,894	—	50,893
Provision for credit losses	1,613	—	—	—	1,613
Non-interest income	6,408	20,166	14	—	26,588
Non-interest expense	16,452	16,286	6,646	—	39,384
Income (loss) from continuing operations before taxes	30,103	8,119	(1,738)	—	36,484
Income tax expense	—	—	8,289	—	8,289
Income (loss) from continuing operations	30,103	8,119	(10,027)	—	28,195
Income from discontinued operations	—	—	—	66	66
Net income (loss)	$30,103	$8,119	$(10,027)	$66	$28,261

	For the nine months ended September 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(Dollars in thousands)
Interest income	$179,700	$89	$21,596	$—	$201,385
Interest allocation	(28,300)	28,565	(265)	—	—
Interest expense	1,429	19,989	7,886	—	29,304
Net interest income	149,971	8,665	13,445	—	172,081
Provision for credit losses	4,331	—	—	—	4,331
Non-interest income	11,496	64,524	3,923	—	79,943
Non-interest expense	53,071	51,529	21,427	—	126,027
Income (loss) before taxes	104,065	21,660	(4,059)	—	121,666
Income tax expense	—	—	31,694	—	31,694
Net income (loss)	$104,065	$21,660	$(35,753)	$—	$89,972

	For the nine months ended September 30, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(Dollars in thousands)
Interest income	$143,549	$—	$23,854	$—	$167,403
Interest allocation	(12,713)	15,438	(2,725)	—	—
Interest expense	723	3,298	4,663	—	8,684
Net interest income	130,113	12,140	16,466	—	158,719
Provision for credit losses	1,484	—	—	—	1,484
Non-interest income	13,864	62,600	59	—	76,523
Non-interest expense	50,844	52,666	21,640	—	125,150
Income (loss) from continuing operations before taxes	91,649	22,074	(5,115)	—	108,608
Income tax expense	—	—	25,195	—	25,195
Income (loss) from continuing operations	91,649	22,074	(30,310)	—	83,413
Income from discontinued operations	—	—	—	248	248
Net income (loss)	$91,649	$22,074	$(30,310)	$248	$83,661

	September 30, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(Dollars in thousands)
Total assets	$6,061,700	$59,561	$1,655,813	$—	$7,777,074
Total liabilities	$368,932	$5,724,483	$1,019,921	$—	$7,113,336

	December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,099,388	$41,593	$1,698,990	$3,268	$6,843,239
Total liabilities	$329,372	$5,312,115	$549,298	$—	$6,190,785

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

The following table presents financial results of the commercial lending business included in net loss from discontinued operations for the three months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest income	$—	$754	$—	$2,388
Interest expense	—	—	—	—
Net interest income	—	754	—	2,388

Non-interest income	—	48	—	51
Non-interest expense	—	715	—	2,115

Income before taxes	—	87	—	324
Income tax expense	—	21	—	76
Net income	$—	$66	$—	$248

The following table presents assets held-for-sale from discontinued operations at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Commercial loans, at fair value	$—	$2,907
Other real estate owned	—	361
Total assets	$—	$3,268

Non-interest expense for the three and nine months ended September 30, 2021 reflected $384,000 and $1.5 million of recoveries of prior losses on loans. It also reflected respective expenses and losses of $745,000 and $2.3 million for the three and nine month periods ended September 30, 2021, respectively, related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty.

Note 17. Subsequent Events

The Company evaluated its September 30, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to a stock repurchase plan described in Note 12, between October 1, 2022 through November 3, 2022, the Company repurchased 281,275 common shares, at a total cost of $6.9 million and an average price of $24.57 per share.

On October 26, 2022, the Company’s board of directors approved a new stock repurchase program authorizing the Company to increase its share repurchases to $25.0 million per quarter, or $100.0 million in 2023, from $15.0 million a quarter, or $60.0 million in 2022.

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

Results of performance indicators. Notwithstanding a non-deductible $1.75 million civil money penalty, third quarter 2022 return on assets and equity amounted to 1.69% and 18.39% (annualized), respectively, compared to 1.76% and 17.84% (annualized) in the third quarter of 2021. For the nine month period ended September 30, 2022, return on assets and return on equity amounted to 1.69% and 18.28% (annualized), respectively, compared to 1.66% and 18.35% (annualized) for the nine month period ended September 30, 2021. Net interest income increased $13.8 million in the third quarter of 2022 compared to the comparable prior year quarter, which had included $1.2 million of PPP related interest and fees, and which did not recur in the current year quarter. Average loans and leases grew to $5.91 billion in third quarter 2022 compared to $4.58 billion in third quarter 2021. Net interest margin was 3.69% in the third quarter of 2022 versus 3.35% in the third quarter of 2021 and 3.32% versus 3.29%, respectively, for the nine month periods ended September 30, 2022 and 2021. The increase in 2022 reflected growth of loan balances at higher rates as a result of the Federal Reserve rate increases in 2022. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully to the Federal Reserve rate increases than deposits. Accordingly, we expect that those loan repricings will continue to positively impact net interest income and net interest margin in the fourth quarter of 2022. The provision for credit losses was $822,000 in the third quarter of 2022 compared to $1.6 million in the third quarter of 2021. A provision for credit losses of $4.3 million for the nine month period ended September 30, 2022 compared to $1.5 million for the nine month period ended September 30, 2021. One capital measure utilized in the banking industry is the ratio of equity to assets, which is derived by dividing period-end shareholders’ equity by period-end total assets. At September 30, 2022, that ratio was 8.53%, compared to 10.18% a year earlier. An increase in equity capital from retained earnings was partially offset by fair value adjustments to investment securities and share repurchases. The impact on the ratio of resulting levels of equity capital was more than offset by growth in assets, primarily loans, between the periods.

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, National Association, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

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

The majority of our deposit accounts and non-interest income are generated in our payments business line, the name for which has been changed to Fintech Solutions Group, which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated by independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments, and our collection services for payments made to merchants consist of those which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

An increase in our net income to $30.6 million for the third quarter of 2022, from $28.3 million for the third quarter of 2021, reflected a $13.8 million increase in net interest income, a $3.2 million decrease in non-interest income, and a $5.4 million increase in non-interest expense. Loan growth and higher rates resulted in increases in loan interest, with higher rates also offsetting the impact of lower securities balances. Our largest funding sources, prepaid and debit card account deposits, contractually adjust immediately to only a portion of Federal Reserve rate increases or decreases. Accordingly, our cost of funds rose to 1.19% in the third quarter of 2022. The majority of our loans and significant amounts of our securities are variable rate with loans repricing on a lagged basis, most within ninety days. While they reprice on a lagged basis, loan rates adjust more fully to Federal Reserve rate increases. Accordingly, we expect that loan repricings will continue to positively impact net interest income and the net interest margin in the fourth quarter of 2022. Additionally, in 2022 non-interest income reflected a $4.0 million third quarter unrealized loss resulting from the write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. An $822,000 provision for credit losses in the third quarter of 2022, compared to a provision for credit losses of $1.6 million in the third quarter of 2021. Prepaid, debit card and other payment fees including ACH, are the largest driver of non-interest income. Such fees for the third quarter of 2022 increased $1.3 million over the comparable 2021 period. Leasing income decreased $920,000 from the comparable prior year quarter. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages, while the decrease reflected reduced volume in 2022. Third quarter 2022 non-interest expense increased $5.4 million which reflected increases of $2.9 million in salaries and employee benefits, $413,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance expense, and a $1.8 million civil money penalty partially offset by a decrease of $344,000 in legal expense.

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

Recent Developments

As previously disclosed, The Bancorp, Inc.’s (the “Company”) wholly-owned subsidiary, The Bancorp Bank (the “Bank”), filed applications with the Office of the Comptroller of the Currency (“OCC”) to convert the Bank’s state charter to a federal charter and to relocate the Bank’s headquarters from Wilmington, Delaware to Sioux Falls, South Dakota, while retaining a branch in Wilmington, Delaware. The referenced applications were approved by the OCC in June 2022, subject to the condition that the Bank notify and receive non-objection from the OCC prior to significantly deviating or changing its business plan or operations. On September 13, 2022, the Bank received written notification from the OCC acknowledging that the conversion process is complete, and that the Bank is authorized to commence business as a national bank. Accordingly, effective September 15, 2022, the Bank began operating as a national bank named ‘The Bancorp Bank, National Association’, regulated by the OCC. As previously disclosed, it is anticipated that, on or after January 1, 2023, the Bank will move its headquarters to Sioux Falls, South Dakota, the location of the Bank’s payments operations and other core business and internal control functions, and a site more geographically proximate to many fintech-related entities and their regulators.

As previously reported, on July 6, 2022, the Company received a Wells Notice from the Securities and Exchange Commission (“SEC”), stating that the SEC Staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company alleging violations of record keeping, reporting and internal control provisions of the Exchange Act in connection with various CMBS securities held by The Bancorp Bank. The Wells Notice was neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. Without admitting or denying any of the SEC’s allegations, the Company agreed to resolve the investigation by consenting to the entry of an order by the SEC that: (1) the Company will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) the Company will pay a penalty of $1.75 million (the “Settlement Payment”) to the SEC. The order became effective on August 24, 2022. The Company recognized a non-deductible charge in its third fiscal quarter in the amount of the Settlement Payment. Further, as a result of the settlement, certain costs to the Company related to the investigation will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

Results of Operations

Third quarter 2022 to third quarter 2021

Net Income: Income from continuing operations before income taxes was $42.4 million in the third quarter of 2022 compared to $36.5 million in the third quarter of 2021. Net income from continuing operations for the third quarter of 2022 was $30.6 million, or $0.54 per diluted share, compared to $28.2 million, or $0.48 per diluted share, for the third quarter of 2021. Income increased between those respective periods primarily as a result of higher net interest income. After discontinued operations, net income for the third quarter of 2022 amounted to $30.6 million, compared to $28.3 million for the third quarter of 2021. Net interest income for the third quarter of 2022 increased 27.0%, to $64.7 million from $50.9 million in the third quarter of 2021. The increase was primarily driven by loan growth and rate increases in the loan portfolio. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate increases. Accordingly, we expect that loan repricings will continue to positively impact net interest income and the net interest margin in the fourth quarter of 2022. The provision for credit losses decreased $791,000 to $822,000 in the third quarter of 2022 compared to $1.6 million in the third quarter of 2021, reflecting the impact of lower charge-offs in the 2022 quarter. Non-interest income (excluding security gains and losses) decreased $3.2 million, reflecting a decrease in “Net realized and unrealized gains on commercial loans, at fair value” of $3.6 million which reflected a $4.0 million third quarter unrealized loss from the write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The unrealized loss resulted from the only loan in our portfolios collateralized by a movie theater and was originated in 2015. It was a legacy loan from our initial entry into the CMBS securitization business which was subsequently discontinued. Prepaid, debit card and related fees are the primary driver of non-interest income and increased $952,000, or 5.2% to $19.2 million in the third quarter of 2022, compared to $18.2 million for the third quarter of 2021. Non-interest expense increased $5.4 million, or 13.8%, to $44.8 million in the third quarter of 2022, compared to $39.4 million in the third quarter of 2021, reflecting increases of $2.9 million in salary expense, $413,000 in FDIC insurance expense, and a $1.8 million civil money penalty partially offset by a decrease of $344,000 in legal expenses. Additionally, the 2022 effective tax rate was higher compared to other recent periods, primarily as a result of the non-deductible civil money penalty. Diluted income per share was $0.54 in the third quarter of 2022 compared to $0.48 diluted income per share in the third quarter of 2021 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the third quarter of 2022 increased $13.8 million, or 27.0%, to $64.7 million, from $50.9 million in the third quarter of 2021. Our interest income for the third quarter of 2022 increased to $83.9 million, an increase of $30.4 million, or 56.9%, from $53.5 million for the third quarter of 2021. The increase in interest income resulted primarily from the impact of loan growth and an increase in loan yields as a result of Federal Reserve rate increases. Our average loans and leases increased to $5.91 billion for the third quarter of 2022 from $4.58 billion for the third quarter of 2021, an increase of $1.33 billion, or 29.0%. Related interest income increased $29.1 million on a tax equivalent basis. The increase in average loans reflected growth in SBLOC, IBLOC, investment advisor loans, direct lease financing, and real estate bridge loans partially offset by decreases in PPP loans. Small business loans, which also grew, have generally been comprised of SBA loans; however, in 2021 they reflected larger balances of pandemic-related PPP loans guaranteed by the U.S. government, the majority of which have been repaid, accounting for their decrease. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA CRE bridge loan repayments. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $29.1 million increase in loan interest income on a tax equivalent basis, the largest increases were $14.0 million for SBLOC, IBLOC and investment advisor financing, and $12.5 million for all real estate bridge loans. Leasing interest grew $1.5 million. Our average investment securities of $827.7 million for the third quarter of 2022 decreased $187.8 million from $1.02 billion for the third quarter of 2021. Related tax equivalent interest income decreased $91,000 primarily reflecting a decrease in balances, the impact of which was mostly offset by an increase in yields. Higher yields on loans and securities reflected the continuing impact of 2022 Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate increases in 2022 had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2022 was 3.69% compared to 3.35% for the third quarter of 2021, an increase of 34 basis points. While the yield on interest earning assets increased 126 basis points, the cost of deposits and interest bearing liabilities increased 101 basis points, or a net change of 25 basis points. The more pronounced increase in the net interest margin compared to that net change, reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest earning deposits at the Federal Reserve Bank decreased $211.9 million, or 44.2%, to $267.4 million in the third quarter of 2022 from $479.4 million in the third quarter of 2021. In 2021, the net interest margin benefited from PPP related interest and fees which were $1.2 million higher than those in 2022, and which did not proportionately increase average interest earning assets. In the third quarter of 2022, the average yield on our loans increased to 5.12% from 4.05% for the third quarter of 2021, an increase of 107 basis points. Yields on taxable investment securities in the third quarter of 2022 increased to 3.30% compared to 2.72% for the third quarter of 2021, an increase of 58 basis points. The cost of total deposits and interest bearing liabilities increased 101 basis points to 1.19% for the third quarter of 2022 compared to 0.18% in the third quarter of 2021.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,						Three months ended September 30,
	2022			2021			2022 vs 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs *	$5,904,996	$75,536	5.12%	$4,573,431	$46,357	4.05%	$15,358	$13,821	$29,179
Leases-bank qualified**	3,299	55	6.67%	5,031	87	6.92%	(29)	(3)	(32)
Investment securities-taxable	824,178	6,792	3.30%	1,012,007	6,882	2.72%	(1,548)	1,458	(90)
Investment securities-nontaxable**	3,559	31	3.48%	3,558	32	3.60%	—	(1)	(1)
Interest earning deposits at Federal Reserve Bank	267,424	1,525	2.28%	479,350	167	0.14%	(40)	1,398	1,358
Net interest earning assets	7,003,456	83,939	4.79%	6,073,377	53,525	3.53%

Allowance for credit losses	(19,111)			(16,277)
Assets held-for-sale from discontinued operations	—	—	—	90,598	754	3.33%	(377)	(377)	(754)
Other assets	212,078			214,715
	$7,196,423			$6,362,413			13,364	16,296	29,660

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,545,115	$12,726	0.92%	$5,124,189	$1,063	0.08%	94	11,569	11,663
Savings and money market	479,260	2,792	2.33%	404,775	146	0.14%	32	2,614	2,646
Time	87,562	547	2.50%	—	—	—	—	547	547
Total deposits	6,111,937	16,065	1.05%	5,528,964	1,209	0.09%

Short-term borrowings	200,423	1,235	2.46%	13,097	7	0.21%	707	521	1,228
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	39,035	506	5.19%	—	—	—	—	506	506
Subordinated debt	13,401	177	5.28%	13,401	112	3.34%	—	65	65
Senior debt	98,910	1,279	5.17%	100,329	1,279	5.10%	—	—	—
Total deposits and liabilities	6,463,747	19,262	1.19%	5,655,832	2,607	0.18%

Other liabilities	72,539			78,038
Total liabilities	6,536,286			5,733,870			833	15,822	16,655

Shareholders' equity	660,137			628,543
	$7,196,423			$6,362,413

Net interest income on tax equivalent basis **		$64,677			$51,672		$12,531	$474	$13,005

Tax equivalent adjustment		18			25

Net interest income		$64,659			$51,647

Net interest margin **			3.69%			3.35%

* Includes commercial loans, at fair value. All periods include non-accrual loans.
** Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.
NOTE: In the table above, interest on loans for 2022 and 2021 includes $21,000 and $1.2 million, respectively, of interest and fees on PPP loans.

For the third quarter of 2022, average interest earning assets increased to $7.00 billion, an increase of $930.1 million, or 15.3%, from $6.07 billion in the third quarter of 2021. The increase reflected increased average balances of loans and leases of $1.33 billion, or 29.0%, partially offset by decreased average investment securities of $187.8 million, or 18.5%. For those respective periods, average demand and interest checking deposits increased $420.9 million, or 8.2% The $74.5 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups. Additionally in the third quarter of 2022, average short-term borrowings increased $187.3 million and time deposits increased $87.6 million, as loan growth exceeded deposit growth. The time deposits are short term and will mature in the fourth quarter of 2022 and the borrowings mature on a daily basis.

Provision for Credit Losses. Our provision for credit losses was $822,000 for the third quarter of 2022 compared to $1.6 million for the third quarter of 2021. The provision in 2022 reflected the impact of lower net-charge-offs in third quarter 2022. The allowance for credit losses was $19.7 million, or 0.37%, of total loans at September 30, 2022, compared to $17.8 million, or 0.48%, of total loans at December 31, 2021. The lower ratio in 2022 reflected a downward adjustment in the second quarter of 2022 for a greater proportion of government guaranteed balances. Additionally, the majority of loan growth has been in SBLOC, IBLOC and REBL, which require lower allowance allocations. SBLOC are collateralized by marketable securities, IBLOC by the cash value of life insurance and REBL by apartment buildings. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $23.4 million in the third quarter of 2022 compared to $26.6 million in the third quarter of 2021. The $3.2 million, or 11.9%, decrease between those respective periods reflected a decrease in “Net realized and unrealized gains on commercial loans, at fair value” to $745,000 from $4.3 million. The $3.6 million change reflected a $4.0 million third quarter 2022 unrealized loss to reflect the write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan represents the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA loan originations were primarily comprised of apartment building loans. Of the $2.15 billion of non-SBA commercial loans, at fair value and REBL loans which together comprise the non-SBA CRE portfolios, $2.05 billion are comprised of apartment building loans. Prepaid, debit card and related fees increased $952,000, or 5.2%, to $19.2 million for the third quarter of 2022 compared to $18.2 million in the third quarter of 2021. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $325,000, or 17.1%, to $2.2 million for the third quarter of 2022 compared to $1.9 million in the third quarter of 2021, reflecting increased volume. Leasing related income decreased $920,000, or 46.7%, to $1.0 million for the third quarter of 2022 from $2.0 million for the third quarter of 2021. The reduction reflected decreased volume, as 2021 was impacted by the reopening of vehicle auctions after pandemic closures. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income increased $42,000, or 22.6%, to $228,000 for the third quarter of 2022 from $186,000 in the third quarter of 2021.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended September 30,
	2022	2021	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$28,001	$25,094	$2,907	11.6%
Depreciation and amortization	685	729	(44)	(6.0)
Rent and related occupancy cost	1,268	1,256	12	1.0
Data processing expense	1,292	1,209	83	6.9
Printing and supplies	154	81	73	90.1
Audit expense	366	356	10	2.8
Legal expense	907	1,251	(344)	(27.5)
Civil money penalty	1,750	—	1,750	100.0
Amortization of intangible assets	99	99	—	—
FDIC insurance	679	266	413	155.3
Software	4,001	4,045	(44)	(1.1)
Insurance	1,314	1,110	204	18.4
Telecom and IT network communications	368	413	(45)	(10.9)
Consulting	339	448	(109)	(24.3)
Other	3,607	3,027	580	19.2
Total non-interest expense	$44,830	$39,384	$5,446	13.8%

Non-Interest Expense. Total non-interest expense was $44.8 million for the third quarter of 2022, an increase of $5.4 million, or 13.8%, compared to $39.4 million for the third quarter of 2021. Salaries and employee benefits increased to $28.0 million for the third quarter of 2022, an increase of $2.9 million, or 11.6%, from $25.1 million for the third quarter of 2021. Higher salary expense in 2022 reflected higher incentive compensation, financial crimes and compliance, payments and employee insurance expense. Depreciation and amortization decreased $44,000, or 6.0%, to $685,000 in the third quarter of 2022 from $729,000 in the third quarter of 2021. Rent and occupancy increased $12,000, or 1.0%, to $1.3 million in the third quarter of 2022 from $1.3 million in the third quarter of 2021. Data processing increased $83,000, or 6.9%, to $1.3 million in the third quarter of 2022 from $1.2 million in the third quarter of 2021. Printing and supplies increased $73,000, or 90.1%, to $154,000 in the third quarter of 2022 from $81,000 in the third quarter of 2021. Audit expense increased $10,000, or 2.8%, to $366,000 in the third quarter of 2022 from $356,000 in the third quarter of 2021. Legal expense decreased $344,000, or 27.5%, to $907,000 in the third quarter of 2022 from $1.3 million in the third quarter of 2021, reflecting decreased costs associated with the Cascade matter which was resolved in the second quarter of 2022 and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements. FDIC insurance expense increased $413,000, or 155.3%, to $679,000 for the third quarter of 2022 from $266,000 in the third quarter of 2021, primarily due to growth of the balance sheet. In October 2022, the FDIC adopted a proposal to increase assessments on all depository institutions by 2 basis points for full year 2023. Based on an estimated $7.5 billion of assets, FDIC insurance expense is expected to increase approximately $1.5 million for full year 2023. Software expense decreased $44,000, or 1.1%, to $4.0 million in the third quarter of 2022 from $4.0 million in the third quarter of 2021. Insurance expense increased $204,000, or 18.4%, to $1.3 million in the third quarter of 2022 compared to $1.1 million in the third quarter of 2021, reflecting higher rates, especially on cyber insurance. Telecom and IT network communications decreased $45,000, or 10.9%, to $368,000 in the third quarter of 2022 from $413,000 in the third quarter of 2021. Consulting decreased $109,000, or 24.3%, to $339,000 in the third quarter of 2022 from $448,000 in the third quarter of 2021. In the third quarter of 2022, a $1.8 million civil money penalty resulted from the SEC matter as described in Note 14 to the consolidated financial statements. Other non-interest expense increased $580,000, or 19.2%, to $3.6 million in the third quarter of 2022 from $3.0 million in the third quarter of 2021. The $580,000 increase primarily reflected a $291,000 increase in travel expenses, as travel increased post-pandemic.

Income Taxes. Income tax expense for continuing operations was $11.8 million for the third quarter of 2022 compared to $8.3 million in the third quarter of 2021. A 27.9% effective tax rate in 2022 and a 22.7% effective tax rate in 2021 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The higher effective tax rate in the third quarter of 2022 reflected the impact of the $1.8 million civil money penalty which is non-deductible for tax purposes. A lower effective tax rate for the prior year period reflected the impact of a tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant dates of the stock compensation.

First nine months 2022 to nine months 2021

Net Income: Income from continuing operations before income taxes was $121.7 million in the first nine months of 2022 compared to $108.6 million in the first nine months of 2021. Net income from continuing operations for the first nine months of 2022 was $90.0 million, or $1.56 per diluted share, compared to $83.4 million, or $1.41 per diluted share, for the first nine months of 2021. Income increased between those respective periods primarily as a result of higher net interest income and higher non-interest income. After discontinued operations, net income for the first nine months of 2022 amounted to $90.0 million, compared to $83.7 million for the first nine months of 2021. Net interest income for the first nine months of 2022 increased 8.4%, to $172.1 million from $158.7 million in the first nine months of 2021. In the first two quarters of 2022, increases in loan interest resulting from loan growth more than offset decreases in securities interest, but were offset by higher interest expense related to 2022 rate increases by the Federal Reserve. Those increases have an immediate impact on the Company’s cost of funds, while variable rate loans and securities, which comprise the majority of the Company’s earning assets, reprice on a lagged basis and adjust more fully to the Federal Reserve rate increases. Accordingly we expect that loan repricings will continue to positively impact net interest income and the net interest margin in the fourth quarter of 2022. The provision for credit losses increased $2.8 million to $4.3 million in the first nine months of 2022 compared to $1.5 million in the first nine months of 2021. The provision in 2022 reflected the impact of the reclassification of discontinued loans to held for investment. In 2022, as a result of that loan reclassification from discontinued and held for sale to held for investment, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. A $3.5 million credit to “Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. Partially offsetting the current year provision was the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods in applicable small business loan pools which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). The credit to the provision in the prior year reflected reversals of COVID-19 related provisions made in 2020. Non-interest income (excluding security gains and losses) increased $3.4 million, reflecting an increase in “Net realized and unrealized gains on commercial loans, at fair value” of $2.4 million which reflected the impact of the aforementioned reclassification in addition to increases in fees related to non-SBA CRE bridge loan repayments in 2022. These increases were partially offset by a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. Prepaid, debit card and related fees are the primary driver of non-interest income and increased $987,000, or 1.7% to $57.9 million in the first nine months of 2022, compared to $56.9 million for the first nine months of 2021. Non-interest expense increased $877,000, or 0.7%, to $126.0 million in the first nine months of 2022, compared to $125.2 million in the first nine months of 2021, reflecting an increase of $9,000 in salary expense, a $1.2 million legal settlement resulting from the Cascade matter in the second quarter of 2022, and a $1.8 million civil money penalty partially offset by decreases of $2.9 million in FDIC insurance expense and $2.2 million in legal expense.

Additionally, the 2022 effective tax rate was higher compared to other recent periods. Diluted income per share was $1.56 in the first nine months of 2022 compared to $1.42 diluted income per share in the first nine months of 2021 primarily reflecting the above factors.

Net Interest Income: Our net interest income for the first nine months of 2022 increased $13.4 million, or 8.4%, to $172.1 million, from $158.7 million in the first nine months of 2021. Our interest income for the first nine months of 2022 increased to $201.4 million, an increase of $34.0 million, or 20.3%, from $167.4 million for the first nine months of 2021. The increase in interest income resulted from the impact of loan growth and the impact of Federal Reserve rate hikes on variable rate loans and securities, partially offset by decreases in securities interest resulting primarily from lower balances. Additionally, securities yields were lower for the first two quarters of the year, before variable rate securities had adjusted to Federal Reserve and other market rate increases. Our average loans and leases increased to $5.54 billion for the first nine months of 2022 from $4.55 billion for the first nine months of 2021, an increase of $988.4 million, or 21.7%. Related interest income increased $37.5 million on a tax equivalent basis. The increase in average loans reflected growth in SBLOC, IBLOC, investment advisor loans, direct lease financing, and real estate bridge loans partially offset by decreases in PPP loans. Small business loans, which also grew, have generally been comprised of SBA loans; however, in 2021 they reflected larger balances of pandemic-related PPP loans guaranteed by the U.S. government, the majority of which have been repaid, accounting for their decrease. The balance of our commercial loans, at fair value also decreased as a result of non-SBA CRE bridge loan repayments. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $37.5 million increase in loan interest income on a tax equivalent basis, the largest increases were $23.7 million for SBLOC, IBLOC and investment advisor financing, and $16.5 million for all real estate bridge loans. Leasing interest grew $2.6 million. SBA loan interest decreased $6.9 million, which reflected an $8.9 million decrease in PPP related interest and fees. Our average investment securities of $884.0 million for the first nine months of 2022 decreased $214.5 million from $1.10 billion for the first nine months of 2021. Related tax equivalent interest income decreased $5.8 million primarily reflecting a decrease in yields and balances. Federal Reserve rate increases in 2022 had an immediate impact on cost of funds which adjusts only partially to such increases, while their impact on variable rate loans lags due to contractual timing of repricings, which adjust more fully to such rate increases. The majority of such repricings on variable rate loans occur over 90 days. Additionally, in the first half of 2022, rate floors on certain loans had to be exceeded before rates on those loans were increased. As a result, through June 30, 2022 year to date increases in interest income and interest expense over the comparable prior year period were largely offsetting, while loan interest grew significantly more than interest expense in third quarter 2022. Accordingly, while through third quarter 2022 interest income had increased by $34.0 million, interest expense had increased by $20.6 million. The majority of interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2022 was 3.32% compared to 3.29% for the first nine months of 2021, an increase of 3 basis points. While the yield on interest earning assets increased 41 basis points, the cost of deposits and interest bearing liabilities increased 42 basis points, or a net change of 1 basis point. The increase in the net interest margin compared to that net change, reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest earning deposits at the Federal Reserve Bank decreased $282.5 million, or 36.1%, to $499.1 million in the first nine months of 2022 from $781.6 million in the first nine months of 2021. In 2021, the net interest margin benefited from PPP related interest and fees related which were $8.9 million higher than those in 2022, and which did not proportionately increase average interest earning assets. The net interest margin also reflected the impact of 4.8% weighted average floors on non-SBA CRE bridge loans, at fair value. In the first nine months of 2022, the average yield on our loans increased to 4.37% from 4.21% for the first nine months of 2021, an increase of 16 basis points. Yields on taxable investment securities in the first nine months of 2022 decreased to 2.59% compared to 2.79% for the first nine months of 2021, a decrease of 20 basis points. The cost of total deposits and interest bearing liabilities increased 42 basis points to 0.61% for the first nine months of 2022 compared to 0.19% in the first nine months of 2021.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,						Nine months ended September 30,
	2022			2021			2022 vs 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest earning assets:
Loans, net of deferred loan fees and costs *	$5,531,902	$181,174	4.37%	$4,541,262	$143,546	4.21%	$32,283	$5,345	$37,628
Leases-bank qualified**	3,657	185	6.75%	5,925	301	6.77%	(115)	(1)	(116)
Investment securities-taxable	880,426	17,115	2.59%	1,094,633	22,891	2.79%	(4,248)	(1,528)	(5,776)
Investment securities-nontaxable**	3,559	93	3.48%	3,824	99	3.45%	(7)	1	(6)
Interest earning deposits at Federal Reserve Bank	499,104	2,876	0.77%	781,606	650	0.11%	(145)	2,371	2,226
Net interest earning assets	6,918,648	201,443	3.88%	6,427,250	167,487	3.47%

Allowance for credit losses	(19,087)			(16,254)
Assets held-for-sale from discontinued operations	—	—	—	99,472	2,388	3.20%	(1,194)	(1,194)	(2,388)
Other assets	203,143			225,802
	$7,102,704			$6,736,270			26,574	4,994	31,568

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$5,598,028	$18,522	0.44%	$5,452,604	$4,007	0.10%	110	14,405	14,515
Savings and money market	522,525	4,192	1.07%	446,016	487	0.15%	97	3,608	3,705
Time	29,508	547	2.47%	—	—	—	—	547	547
Total deposits	6,150,061	23,261	0.50%	5,898,620	4,494	0.10%

Short-term borrowings	71,589	1,267	2.36%	8,717	15	0.23%	547	705	1,252
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	39,286	506	1.72%	—	—	—	—	506	506
Subordinated debt	13,401	432	4.30%	13,401	337	3.35%	—	95	95
Senior debt	98,817	3,838	5.18%	100,237	3,838	5.11%	—	—	—
Total deposits and liabilities	6,373,195	29,304	0.61%	6,021,016	8,684	0.19%

Other liabilities	71,413			105,683
Total liabilities	6,444,608			6,126,699			754	19,866	20,620

Shareholders' equity	658,096			609,571
	$7,102,704			$6,736,270

Net interest income on tax equivalent basis **		$172,139			$161,191		$25,820	$(14,872)	$10,948

Tax equivalent adjustment		58			84

Net interest income		$172,081			$161,107

Net interest margin **			3.32%			3.29%

* Includes commercial loans, at fair value. All periods include non-accrual loans.
** Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2021 and 2020.

NOTE: In the table above, the 2021 interest on loans reflects $4.6 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not significantly increase average loans or assets and which are not expected to recur. Interest on loans for 2022 and 2021 includes $502,000 and $4.9 million, respectively, of interest and fees on PPP loans.

For the first nine months of 2022, average interest earning assets increased to $6.92 billion, an increase of $491.4 million, or 7.6%, from $6.43 billion in the first nine months of 2021. The increase reflected increased average balances of loans and leases of $988.4 million, or 21.7%, partially offset by decreased average investment securities of $214.5 million, or 19.5%. For those respective periods, average demand and interest checking deposits increased $145.4 million, or 2.7%, primarily as a result of deposit growth in prepaid and debit card accounts. The $76.5 million increase in average savings and money market balances between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. A portion of the 2021 deposits resulted from economic stimulus payments related to the pandemic, and was temporary. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses. Our provision for credit losses was $4.3 million for the first nine months of 2022 compared to $1.5 million for the first nine months of 2021. The provision in 2022 reflected the impact of the reclassification of discontinued loans to held for investment. In 2022, as a result of a loan reclassification from discontinued and held for sale to held for investment, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. A $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. Partially offsetting the current year provision was the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods, in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). The credit to the provision in the prior year reflected reversals of COVID-19 related provisions made in 2020. Provisions for both periods included allocations for loan growth. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the consolidated financial statements.

Non-Interest Income. Non-interest income was $79.9 million in the first nine months of 2022 compared to $76.5 million in the first nine months of 2021. The $3.4 million, or 4.5%, increase between those respective periods was primarily the result of an increase in “Net realized and unrealized gains on commercial loans, at fair value” to $11.3 million from $8.9 million, a difference of $2.4 million. The $11.3 million year to date “Net realized and unrealized gains on commercial loans, at fair value” for 2022 was comprised of the $3.5 million adjustment described under “Net Income” above, $11.5 million of non-SBA CRE bridge loan repayment related fees and a $1.5 million hedge gain, partially offset by $5.2 million of fair value losses. The $5.2 million in fair value losses reflected a $4.0 million third quarter unrealized loss to reflect the write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan represents the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA loan originations were primarily comprised of apartment building loans. Of the $2.15 billion of non-SBA commercial loans, at fair value and REBL loans which together comprise the non-SBA CRE portfolios, $2.05 billion are comprised of apartment building loans. Prior year net gains consisted primarily of repayment related fees. Prepaid, debit card and related fees increased $987,000, or 1.7%, to $57.9 million for the first nine months of 2022 compared to $56.9 million in the first nine months of 2021. The increase reflected higher transaction volume partially offset by the impact of an affinity client relationship transitioning to its own bank. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $947,000, or 16.9%, to $6.6 million for the first nine months of 2022 compared to $5.6 million in the first nine months of 2021, reflecting increased volume. Leasing related income decreased $1.1 million, or 24.1%, to $3.6 million for the first nine months of 2022 from $4.7 million for the first nine months of 2021. The reduction reflected decreased volume, as 2021 was impacted by the reopening of vehicle auctions after pandemic closures. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income increased $239,000, or 52.1%, to $698,000 for the first nine months of 2022 from $459,000 in the first nine months of 2021.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the nine months ended September 30,
	2022	2021	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$77,848	$77,839	$9	—
Depreciation and amortization	2,224	2,144	80	3.7%
Rent and related occupancy cost	3,831	3,777	54	1.4
Data processing expense	3,727	3,481	246	7.1
Printing and supplies	342	277	65	23.5
Audit expense	1,107	1,110	(3)	(0.3)
Legal expense	3,175	5,349	(2,174)	(40.6)
Legal settlement	1,152	—	1,152	100.0
Civil money penalty	1,750	—	1,750	100.0
Amortization of intangible assets	298	298	—	—
FDIC insurance	2,326	5,235	(2,909)	(55.6)
Software	12,030	11,435	595	5.2
Insurance	3,692	2,881	811	28.1
Telecom and IT network communications	1,119	1,227	(108)	(8.8)
Consulting	902	952	(50)	(5.3)
Other	10,504	9,145	1,359	14.9
Total non-interest expense	$126,027	$125,150	$877	0.7%

Non-Interest Expense. Total non-interest expense was $126.0 million for the first nine months of 2022, an increase of $877,000, or 0.7%, compared to $125.2 million for the first nine months of 2021. Salaries and employee benefits increased to $77.8 million for the first nine months of 2022, an increase of $9,000, or 0.0%, from $77.8 million for the first nine months of 2021. Higher salary expense in 2022 reflected lower incentive compensation expense, including equity compensation expense, offset by increases in IT and cybersecurity, financial crimes and compliance, payments and employee insurance expense. Depreciation and amortization increased $80,000, or 3.7%, to $2.2 million in the first nine months of 2022 from $2.1 million in the first nine months of 2021, primarily as a result of equipment additions related to a new data center and a new telephone system. Rent and occupancy increased $54,000, or 1.4%, to $3.8 million in the first nine months of 2022 from $3.8 million in the first nine months of 2021. Data processing increased $246,000, or 7.1%, to $3.7 million in the first nine months of 2022 from $3.5 million in the first nine months of 2021. Printing and supplies increased $65,000, or 23.5%, to $342,000 in the first nine months of 2022 from $277,000 in the first nine months of 2021. Audit expense decreased $3,000, or 0.3%, to $1.1 million in the first nine months of 2022 from $1.1 million in the first nine months of 2021. Legal expense decreased $2.2 million, or 40.6%, to $3.2 million in the first nine months of 2022 from $5.3 million in the first nine months of 2021, reflecting decreased costs associated with the Cascade matter resolved in second quarter 2022 and two fact-finding inquiries by the SEC as described in Note 14 to the consolidated financial statements, and other regulatory related expenses. FDIC insurance expense decreased $2.9 million, or 55.6%, to $2.3 million for the first nine months of 2022 from $5.2 million in the first nine months of 2021 primarily due to a reduction in the Bank’s assessment rate resulting from the reclassification of certain of our deposits from brokered to non-brokered. The assessment rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue. In October 2022, the FDIC adopted a proposal to increase assessments on all depository institutions by 2 basis points for full year 2023. Based on an estimated $7.5 billion of assets, FDIC insurance expense is expected to increase approximately $1.5 million for full year 2023.Software expense increased $595,000, or 5.2%, to $12.0 million in the first nine months of 2022 from $11.4 million in the first nine months of 2021. The increase reflected expenditures for information technology to improve efficiency and scalability, including expenses related to cybersecurity. Insurance expense increased $811,000, or 28.1%, to $3.7 million in the first nine months of 2022 compared to $2.9 million in the first nine months of 2021, reflecting higher rates, especially for cyber insurance. Telecom and IT network communications decreased $108,000, or 8.8%, to $1.1 million in the first nine months of 2022 from $1.2 million in the first nine months of 2021. Consulting decreased $50,000, or 5.3%, to $902,000 in the first nine months of 2022 from $952,000 in the first nine months of 2021. In the second quarter of 2022, a $1.2 million legal settlement resulted from the Cascade matter as described in Note 14 to the consolidated financial statements. In the third quarter of 2022, a $1.8 million civil money penalty resulted from the SEC matter as described in Note 14. Other non-interest expense increased $1.4 million, or 14.9%, to $10.5 million in the first nine months of 2022 from $9.1 million in the first nine months of 2021. The $1.4 million increase primarily reflected an $842,000 increase in travel expenses, as travel increased post-pandemic.

Income Taxes. Income tax expense for continuing operations was $31.7 million for the first nine months of 2022 compared to $25.2 million in the first nine months of 2021. A 26.0% effective tax rate in 2022 and a 23.2% effective tax rate in 2021 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The higher effective tax rate in 2022 reflected the impact of the $1.8 million civil money penalty which is non-deductible for tax purposes. A lower effective tax rate for the prior year period reflected the impact of a tax deduction related to stock-based compensation recorded as a discrete item in 2021. The large deduction and tax benefit resulted from the increase in the Company’s stock price as compared to the original grant dates of the stock compensation.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits increased by $583.0 million, or 10.5%, to $6.11 billion for the third quarter of 2022 compared to the third quarter of 2021. Federal Reserve average balances decreased to $267.4 million in the third quarter 2022 from $479.4 billion in the third quarter of 2021. In the third quarter of 2022, we averaged $87.6 million of time deposits with terms of 90 days and less. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant. Such borrowings and time deposits increased in 2022 as loan growth exceeded deposit growth.

Our primary source of liquidity is available-for-sale securities which amounted to $790.6 million at September 30, 2022, compared to $953.7 million at December 31, 2021. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the third quarter of 2022. As a result, at September 30, 2022 outstanding loans amounted to $5.27 billion, compared to $3.75 billion at the prior year end, an increase of $1.52 billion. In addition to funding by securities repayments, funding for loan growth included repayments of commercial loans, at fair value. Commercial loans, at fair value, decreased to $818.0 million from $1.39 billion between those respective dates, a decrease of $570.4 million, which also provided funding. In 2019 and previous years, these loans were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA CRE bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate. As noted previously, borrowings and time deposits were also utilized to fund loans, as loan growth outpaced deposit growth during the quarter.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of September 30, 2022, approximately $2.09 billion of our total deposit accounts of $6.91 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. As of September 30, 2022, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans, but which we generally did not use prior to the pandemic. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We have pledged in excess of $1.4 billion of multi-family loans to the FHLB. As a result, we have approximately $1.2 billion of availability on our line of credit which we can access at any time. Additionally, approximately $400 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be pledged as additional collateral. Our collateralized line of credit with the Federal Reserve Bank (“FRB”) is $1.4 billion as of September 30, 2022. As of September 30, 2022, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, our near term need for liquidity consists principally of cash for required interest payments on our trust preferred securities and senior debt. Our sources of liquidity are primarily comprised of dividends from the Bank to the holding company, and the issuance of debt. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of September 30, 2022, we had cash reserves of approximately $17.3 million at the holding company. A reduction from the prior quarter end reflected the impact of $15.0 million of common stock repurchases. The biannual interest payments on the $100.0 million of senior debt are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $250,000 based on a floating rate of 3.25% over London Inter-bank Offered Rate (“LIBOR”). The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Included in our cash and cash-equivalents at September 30, 2022 were $700.2 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2022, purchases of $19.3 million of securities were exceeded by $127.4 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.98 billion and $2.15 billion as of September 30, 2022 and December 31, 2021, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2022, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2022
The Bancorp, Inc.	9.66%	13.13%	13.56%	13.13%
The Bancorp Bank, National Association	10.79%	14.73%	15.15%	14.73%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank, National Association	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest earning assets comprised primarily of loans and securities tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors in the second quarter of 2022. As these loans repriced more fully than deposits to Federal Reserve rate hikes, net interest income was positively impacted beginning in the third quarter of 2022. We expect that net interest income will increase further in fourth quarter 2022; however, due to variables discussed in this section, the timing and extent of such increases is difficult to predict.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2022. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The rates on the majority of commercial loans, at fair value, and IBLOC loans totaling $658.1 million and $1.10 billion at September 30, 2022, respectively, were previously at their floors, which were generally exceeded at that date. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$704,644	$25,194	$15,005	$73,197	$—
Loans, net of deferred loan fees and costs	4,124,427	110,974	319,100	501,157	211,717
Investment securities	429,406	49,399	152,154	77,086	82,549
Interest earning deposits	700,175	—	—	—	—
Total interest earning assets	5,958,652	185,567	486,259	651,440	294,266

Interest bearing liabilities:
Transaction accounts as adjusted*	2,967,296	—	—	—	—
Savings and money market	575,381	—	—	—	—
Time deposits	401,331	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	98,958	—	—
Total interest bearing liabilities	3,957,451	—	98,958	—	—
Gap	$2,001,202	$185,567	$387,301	$651,440	$294,266
Cumulative gap	$2,001,202	$2,186,768	$2,574,069	$3,225,509	$3,519,775
Gap to assets ratio	26%	2%	5%	8%	4%
Cumulative gap to assets ratio	26%	28%	33%	41%	45%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at September 30, 2022, except for a slight deviation in the 200 basis point decrease scenario. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at		Net interest income
	September 30, 2022		September 30, 2022
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,415,201	5.58%	$362,761	16.31%
+100 basis points	1,378,452	2.84%	337,250	8.13%
Flat rate	1,340,354	—	311,895	—
-100 basis points	1,298,657	(3.11)%	287,220	(7.91)%
-200 basis points	1,248,986	(6.82)%	262,764	(15.75)%

Financial Condition

General. Our total assets at September 30, 2022 were $7.78 billion, of which our total loans were $5.27 billion, and our commercial loans, at fair value, were $818.0 million. At December 31, 2021, our total assets were $6.84 billion, of which our total loans were $3.75 billion, and our commercial loans, at fair value were $1.39 billion. The increase in assets reflected loan growth, partially offset by continuing decreases in securities. In recent periods, we limited securities purchases which would have replaced repayments or grown balances, as a result of the relatively low interest rate environment. As a result of increases in interest rates, increased purchases of securities will be considered.

Interest earning deposits and federal funds sold. At September 30, 2022, we had a total of $700.2 million of interest earning deposits compared to $596.4 million at December 31, 2021, an increase of $103.8 million. These deposits were comprised primarily of balances at the Federal Reserve. The September 30, 2022 balance of $700.2 million will likely be reduced by $401.3 million of short term time deposits maturing in the fourth quarter of 2022.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the consolidated financial statements. Total investment securities decreased to $790.6 million at September 30, 2022, a decrease of $163.1 million, or 17.1%, from December 31, 2021. The decrease reflected securities repayments.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended September 30, 2022 and 2021, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan, Atlantic Central Bankers and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million at September 30, 2022 and $1.7 million at December 31, 2021. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September of 2022. While a fixed stock amount is required by each of these institutions, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

At September 30, 2022 and December 31, 2021 no investment securities were encumbered as borrowings were collateralized with loans.

Of the six securities resulting from our securitizations all have been repaid except that from CRE-2. As of September 30, 2022, the principal balance of the security we own issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of the one remaining senior tranche. The Company’s $12.6 million security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral supporting the three remaining loans were re-appraised between 2020 and 2022. The updated appraised value is approximately $60.9 million, which is net of $573,000 due to the servicer. The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the Company’s security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June of 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $28.4 million on September 1, 2020 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Bank owned tranche.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio security as of September 30, 2022 (in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$7,825	2.41%	$5,197	3.06%	$11,260	2.79%	$24,282
Asset-backed securities	5,668	4.37%	—	—	154,869	4.43%	180,444	4.56%	340,981
Tax-exempt obligations of states and political subdivisions *	659	2.60%	2,798	2.81%	—	—	—	—	3,457
Taxable obligations of states and political subdivisions	2,026	4.99%	38,985	3.23%	3,021	3.59%	—	—	44,032
Residential mortgage-backed securities	—	—	40,767	2.47%	14,168	3.05%	89,379	2.47%	144,314
Collateralized mortgage obligation securities	—	—	364	1.84%	7,074	2.59%	37,324	2.88%	44,762
Commercial mortgage-backed securities	18,879	2.42%	46,988	2.60%	35,559	2.51%	80,540	3.36%	181,966
Corporate debt securities	—	—	—	—	—	—	6,800	6.33%	6,800
Total	$27,232		$137,727		$219,888		$405,747		$790,594
Weighted average yield		3.02%		2.73%		3.93%		3.66%

* If adjusted to their taxable equivalents, yields would approximate 3.29% and 3.56% for zero to one year and one to five years, respectively, at a Federal tax rate of 21%.

Commercial loans, at fair value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $818.0 million at September 30, 2022 from $1.39 billion at December 31, 2021, primarily reflecting the impact of loan repayments. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA CRE loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan portfolio. Total loans increased to $5.27 billion at September 30, 2022 from $3.75 billion at December 31, 2021.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2022	2021
SBL non-real estate	$116,080	$147,722
SBL commercial mortgage	429,865	361,171
SBL construction	26,841	27,199
Small business loans	572,786	536,092
Direct lease financing	599,796	531,012
SBLOC / IBLOC *	2,369,106	1,929,581
Advisor financing **	168,559	115,770
Real estate bridge loans	1,488,119	621,702
Other loans ***	64,980	5,014
	5,263,346	3,739,171
Unamortized loan fees and costs	4,029	8,053
Total loans, including unamortized loan fees and costs	$5,267,375	$3,747,224

	September 30,	December 31,
	2022	2021
SBL loans, including costs net of deferred fees of $6,370 and $5,345
for September 30, 2022 and December 31, 2021, respectively	$579,156	$541,437
SBL loans included in commercial loans, at fair value	159,914	199,585
Total small business loans ****	$739,070	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.10 billion and $788.3 million.

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

*** Includes demand deposit overdrafts reclassified as loan balances totaling $1.0 million and $322,000 at September 30, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial. September 30, 2022 includes $54.2 million of balances previously included in discontinued assets including $19.5 million of residential loans with the balance comprised of commercial loans.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated (in thousands).

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of September 30, 2022 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$371,002
Paycheck Protection Program loans (PPP) (a)	6,627
Commercial mortgage SBA (b)	223,607
Construction SBA (c)	9,776
Non-guaranteed portion of U.S. government guaranteed 7a loans (d)	98,742
Non-SBA small business loans	21,090
Total principal	$730,844
Unamortized fees and costs	8,226
Total small business loans	$739,070

•This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

•Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (“LTV”), generally 50-60%, to which The Bancorp Bank, N. A. adheres.

•Of the $9.8 million in Construction SBA loans, $8.7 million are 504 first mortgages with an origination date LTV of 50-60% and $1.1 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

•The $98.7 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of September 30, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels and motels	$60,951	$71	$22	$61,044	17%
Car washes	17,103	1,180	112	18,395	5%
Full-service restaurants	12,634	2,704	1,719	17,057	5%
Lessors of nonresidential buildings	15,849	—	—	15,849	5%
Child day care services	14,374	—	1,058	15,432	4%
Outpatient mental health and substance abuse centers	15,149	—	—	15,149	4%
Funeral homes and funeral services	11,749	—	49	11,798	3%
Offices of lawyers	9,387	—	—	9,387	3%
Assisted living facilities for the elderly	8,694	—	—	8,694	3%
Gasoline stations with convenience stores	8,145	—	—	8,145	2%
Fitness and recreational sports centers	5,685	—	2,358	8,043	2%
General warehousing and storage	6,904	—	—	6,904	2%
Solar electric power generation	—	—	6,856	6,856	2%
Plumbing, heating, and air-conditioning contractors	5,709	—	1,007	6,716	2%
Baked goods stores	—	—	6,118	6,118	2%
Lessors of other real estate property	5,883	—	—	5,883	2%
All other amusement and recreation industries	4,535	33	1,049	5,617	2%
Limited-service restaurants	900	1,959	2,329	5,188	1%
Other miscellaneous durable goods merchant wholesalers	4,877	—	59	4,936	1%
Lessors of residential buildings and dwellings	4,865	—	—	4,865	1%
Other technical and trade schools	—	4,827	—	4,827	1%
Other spectator sports	4,745	—	—	4,745	1%
Offices of dentists	2,542	654	71	3,267	1%
Other warehousing and storage	3,162	—	—	3,162	1%
Vocational rehabilitation services	3,090	—	—	3,090	1%
Other**	68,041	1,367	22,640	92,048	27%
	$294,973	$12,795	$45,447	$353,215	100%

* Of the SBL commercial mortgage and SBL construction loans, $74.4 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $3.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of September 30, 2022 (dollars in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$63,023	$319	$3,539	$66,881	19%
California	50,443	2,704	3,991	57,138	16%
North Carolina	30,172	6,995	2,139	39,306	11%
New York	22,802	71	9,088	31,961	9%
Pennsylvania	17,737	—	2,303	20,040	6%
New Jersey	12,270	—	7,232	19,502	6%
Illinois	14,761	—	1,547	16,308	5%
Texas	12,056	—	3,125	15,181	4%
Colorado	11,418	1,636	1,190	14,244	4%
Connecticut	10,179	—	467	10,646	3%
Virginia	8,530	—	1,040	9,570	3%
Georgia	7,069	—	1,584	8,653	2%
Tennessee	8,081	—	337	8,418	2%
Ohio	6,270	—	478	6,748	2%
Michigan	3,345	—	334	3,679	1%
Other States	16,817	1,070	7,053	24,940	7%
	$294,973	$12,795	$45,447	$353,215	100%

* Of the SBL commercial mortgage and SBL construction loans, $74.4 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of September 30, 2022 (in thousands):

Type*	State	SBL commercial mortgage*
Mental health and substance abuse center	Florida	$10,096
Hotel	Florida	8,687
Lawyer’s office	California	8,461
General warehousing and storage	Pennsylvania	6,904
Hotel	New York	5,883
Hotel	North Carolina	5,738
Mental health and substance abuse center	Connecticut	5,053
Assisted living facility	Florida	4,978
Lessors of nonresidential buildings	North Carolina	4,940
Lessors of residential buildings and dwellings	New Jersey	4,865
Total		$65,605

* All the top 10 loans are 504 SBA loans with 50%-60% origination date loan-to-value. The top 10 loan table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily bridge loans, excluding SBA loans, are as follows including LTV at origination as of September 30, 2022 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)*	115	$1,488,119	73%	6.18%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)*	35	$564,482	76%	5.82%
Hospitality (hotels and lodging)	5	37,768	65%	6.56%
Retail	4	51,827	71%	5.56%
Other	5	13,886	73%	5.07%
	49	667,963	75%	5.83%
Fair value adjustment		(9,837)
Total non-SBA commercial real estate loans, at fair value		658,126
Total commercial real estate loans		$2,146,245	74%	6.10%

* In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily bridge loans excluding SBA loans, by state as of September 30, 2022 (dollars in thousands):

	Balance	Origination date LTV
Texas	$814,502	74%
Georgia	219,574	72%
Florida	187,465	72%
Ohio	99,784	71%
Tennessee	92,423	70%
Alabama	73,034	74%
Michigan	72,815	74%
Other States each <$50 million	586,648	74%
Total	$2,146,245	74%

The following table summarizes our 15 largest commercial real estate loans, primarily bridge loans, excluding SBA loans, as of September 30, 2022 (dollars in thousands). All these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$41,040	75%
Texas	39,345	79%
Texas	38,625	72%
Tennessee	37,380	72%
Texas	37,283	75%
Texas	37,259	80%
Michigan	35,941	71%
Florida	32,441	72%
Texas	31,244	67%
Michigan	30,700	79%
Tennessee	30,361	62%
Missouri	30,000	72%
Texas	29,895	62%
Texas	28,500	77%
Texas	27,481	77%
15 Largest loans	$507,495	73%

The following table summarizes our institutional banking portfolio by type as of September 30, 2022 (dollars in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,265,017	50%
Insurance backed lines of credit (IBLOC)	1,104,089	43%
Advisor financing	168,559	7%
Total	$2,537,665	100%

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

The following table summarizes our top 10 SBLOC loans as of September 30, 2022 (dollars in thousands):

	Principal amount	% Principal to collateral
	$20,288	58%
	18,000	42%
	17,181	72%
	14,428	38%
	9,465	33%
	9,376	66%
	9,034	48%
	8,529	71%
	7,906	75%
	6,373	32%
Total and weighted average	$120,580	54%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, eight insurance companies have been approved and, as of August 2, 2022, all were rated A- or better by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of September 30, 2022 (dollars in thousands):

	Principal balance	% Total
Construction	$110,215	18%
Government agencies and public institutions**	90,158	15%
Waste management and remediation services	67,897	11%
Real estate and rental and leasing	59,875	10%
Retail trade	48,102	8%
Health care and social assistance	31,585	5%
Transportation and warehousing	31,259	5%
Finance and insurance	27,439	5%
Professional, scientific, and technical services	19,738	3%
Manufacturing	16,985	3%
Wholesale trade	15,879	3%
Educational services	7,985	1%
Mining, Quarrying, and Oil and Gas Extractions for Oil and Gas Operations	3,930	1%
Other	68,749	12%
Total	$599,796	100%

* Of the total $599.8 million of direct lease financing, $519.6 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2022 (dollars in thousands):

	Principal balance	% Total
Florida	$96,749	16%
Utah	55,543	9%
California	52,436	9%
New Jersey	41,885	7%
Pennsylvania	39,422	7%
New York	29,622	5%
North Carolina	27,355	5%
Maryland	26,086	4%
Texas	25,650	4%
Connecticut	20,274	3%
Washington	16,221	3%
Georgia	14,869	2%
Idaho	13,610	2%
Illinois	11,419	2%
Alabama	10,485	2%
Other states and non-classified	118,170	20%
Total	$599,796	100%

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. Please see “Asset and Liability Management” which addresses interest rate risk.

	September 30, 2022
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$16,957	$42,080	$119,875	$1,376	$180,288
SBL commercial mortgage	16,428	6,373	121,692	387,144	531,637
SBL construction	1,430	—	—	25,715	27,145
Leasing	86,816	487,876	25,104	—	599,796
SBLOC/IBLOC	2,369,106	—	—	—	2,369,106
Advisor financing	—	19,561	148,998	—	168,559
Real estate bridge lending	—	1,488,119	—	—	1,488,119
Other loans	38,539	4,041	5,074	14,985	62,639
Loans at fair value excluding SBL	604,670	51,762	—	1,694	658,126
	$3,133,946	$2,099,812	$420,743	$430,914	$6,085,415

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$6,627	$—	$—	$6,627
Leasing		487,876	25,104	—	512,980
Advisor financing		19,561	148,998	—	168,559
Other loans		1,311	2,818	14,985	19,114
Loans at fair value excluding SBL		51,762	—	—	51,762
Total loans at fixed rates		567,137	176,920	14,985	759,042

Variable rates
SBL non-real estate		35,453	119,875	1,376	156,704
SBL commercial mortgage		6,373	121,692	387,144	515,209
SBL construction		—	—	25,715	25,715
Real estate bridge lending		1,488,119	—	—	1,488,119
Other loans		2,730	2,256	—	4,986
Loans at fair value excluding SBL		—	—	1,694	1,694
Total at variable rates		1,532,675	243,823	415,929	2,192,427

Total		$2,099,812	$420,743	$430,914	$2,951,469

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

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts had concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. As noted above, in the first quarter of 2022 the loans previously in discontinued operations were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. The $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

At September 30, 2022, the allowance for credit losses amounted to $19.7 million which represented a $1.9 million increase compared to the $17.8 million at December 31, 2021. In addition to the increase resulting from the reclassification of discontinued loans noted above, the increase reflected the impact of loan growth on the CECL model which was offset by allowance reductions as described in

“Provision for Credit Losses”. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At September 30, 2022, there were 11 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $447,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At September 30, 2022, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for small business loans, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2022, approximately 48% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2022 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2022, approximately 47% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2022 is 50%. At September 30, 2022, approximately 87% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2022 is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At September 30, 2022, approximately 71% of the non-government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2022 is 35%. At September 30, 2022, approximately 42% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2022 is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At September 30, 2022, approximately 100% of the non-SBA CRE floating rate loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2022 is 100%. At September 30, 2022, approximately 100% of the non-SBA CRE fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At September 30, 2022, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At September 30, 2022, approximately 71% of the HELOC portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	September 30, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,715	$1,246	$370	$1,077	$4,408	$111,672	$116,080
SBL commercial mortgage	3,252	6	—	1,423	4,681	425,184	429,865
SBL construction	—	—	—	710	710	26,131	26,841
Direct lease financing	1,799	1,392	49	—	3,240	596,556	599,796
SBLOC / IBLOC	3,175	227	—	—	3,402	2,365,704	2,369,106
Advisor financing	—	—	—	—	—	168,559	168,559
Real estate bridge loans	—	—	—	—	—	1,488,119	1,488,119
Other loans	473	181	3,996	650	5,300	59,680	64,980
Unamortized loan fees and costs	—	—	—	—	—	4,029	4,029
	$10,414	$3,052	$4,415	$3,860	$21,741	$5,245,634	$5,267,375

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge loans	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended		For the year ended
	or as of September 30,		or as of December 31,
	2022	2021	2021
Ratio of:
Allowance for credit losses to total loans	0.37%	0.52%	0.48%
Allowance for credit losses to non-performing loans *	237.93%	210.54%	491.61%
Non-performing loans to total loans*	0.16%	0.24%	0.10%
Non-performing assets to total assets *	0.35%	0.40%	0.33%
Net charge-offs to average loans	0.02%	0.04%	0.03%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for credit losses to total loans decreased to 0.37% as of September 30, 2022 from 0.52% at September 30, 2021. The reduction resulted from an increase in loans which was proportionately greater than the increase in the allowance. Continuing growth in SBLOC, IBLOC and REBL, which have allowance allocations lower than the overall percentage of allowance for credit losses to total loans, due to the nature of the collateral, has generally reduced that percentage. The reduction also reflected the impact of a downward qualitative factor adjustment in our CECL methodology in the second quarter of 2022. The downward adjustment resulted from a greater proportion of government guaranteed balances in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note 6 to the consolidated financial statements). These decreases in the allowance were partially offset by an increase of $1.3 million resulting from the reclassification of loans from discontinued operations (see Note 2 to the consolidated financial statements). The ratio of the allowance for credit losses to non-performing loans increased to 237.93% at September 30, 2022, from 210.54% at September 30, 2021, primarily as a result of the increase in the allowance which proportionately exceeded the increase in non-performing loans. The ratio of non-performing loans to total loans decreased to 0.16% from 0.24% as loan growth between those dates proportionately exceeded the increase in non-performing loans. The ratio of non-performing assets to total assets decreased to 0.35% at September 30, 2022 from 0.40% at September 30, 2021 as the increase in assets, reflecting the aforementioned loan growth between those dates, was proportionately greater than the increase in non-performing assets. Net charge-offs to average loans decreased to 0.02% for the nine months ended September 30, 2022 compared to 0.04% for the nine months ended September 30, 2021, reflecting slightly lower net charge-offs and significantly increased loans.

Net charge-offs. Net charge-offs were $1.0 million for the nine months ended September 30, 2022, a decrease of $107,000 from net charge-offs of $1.1 million during the comparable period of 2021. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs result primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of average loan volume and net charge-offs by segment (dollars in thousands):

	September 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$861	$—	$—	$312	$—	$—	$—	$—
Recoveries	(57)	—	—	(108)	—	—	—	—
Net charge-offs	$804	$—	$—	$204	$—	$—	$—	$—

Average loan balance	$124,761	$400,454	$28,129	$563,128	$2,160,044	$146,506	$1,005,043	$48,651
Ratio of net charge-offs during the period to average loans during the period	0.64%	—	—	0.04%	—	—	—	—

	September 30, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$896	$23	$—	$248	$15	$—	$—	$10
Recoveries	(18)	(9)	—	(50)	—	—	—	—
Net charge-offs	$878	$14	$—	$198	$15	$—	$—	$10

Average loan balance	$213,582	$334,045	$21,695	$488,125	$1,692,305	$64,713	$—	$5,672
Ratio of net charge-offs during the period to average loans during the period	0.41%	—	—	0.04%	—	—	—	—

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. We had $18.9 million of other real estate owned (“OREO”) at September 30, 2022 and $18.9 million of OREO at December 31, 2021. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,077	$1,313
SBL commercial mortgage	1,423	812
SBL construction	710	710
Direct leasing	—	254
Other loans	592	—
Consumer - home equity	58	72
Total non-accrual loans	3,860	3,161

Loans past due 90 days or more and still accruing	4,415	461
Total non-performing loans	8,275	3,622
Other real estate owned	18,873	18,873
Total non-performing assets	$27,148	$22,495

Loans that were modified as of September 30, 2022 and December 31, 2021 and considered troubled debt restructurings are as follows dollars in thousands):

	September 30, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$657	$657	9	$1,231	$1,231
SBL commercial mortgage	1	834	834	—	—	—
Other loans	1	3,552	3,552	—	—	—
Consumer - home equity	1	241	241	1	248	248
Total(1)	11	$5,284	$5,284	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at September 30, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$657	$—	$—	$1,231
SBL commercial mortgage	—	—	834	—	—	—
Other loans	—	—	3,552	—	—	—
Consumer - home equity	—	—	241	—	—	248
Total(1)	$—	$—	$5,284	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.2 million and $656,000 at September 30, 2022 and December 31, 2021, respectively.

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

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2022 or December 31, 2021.

The following table summarizes loans that were restructured within the 12 months ended September 30, 2022 that have subsequently defaulted (in thousands):

	September 30, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	1	$334
Total	1	$334

The following table provides information about credit deteriorated loans at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$357	$3,526	$—	$385	$7
SBL commercial mortgage	—	—	—	56	—
Direct lease financing	—	—	—	66	—
Other loans	3,552	3,552	—	1,184	113
Consumer - home equity	298	298	—	309	7
With an allowance recorded
SBL non-real estate	990	990	(594)	1,303	6
SBL commercial mortgage	1,423	1,423	(222)	1,006	—
SBL construction	710	710	(34)	710	—
Other loans	592	592	(13)	2,974	—
Total
SBL non-real estate	1,347	4,516	(594)	1,688	13
SBL commercial mortgage	1,423	1,423	(222)	1,062	—
SBL construction	710	710	(34)	710	—
Direct lease financing	—	—	—	66	—
Other loans	4,144	4,144	(13)	4,158	113
Consumer - home equity	298	298	—	309	7
	$7,922	$11,091	$(863)	$7,993	$133

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

We had $3.9 million of non-accrual loans at September 30, 2022 compared to $3.2 million of non-accrual loans at December 31, 2021. The $699,000 increase in non-accrual loans was primarily due to $2.9 million of loans placed on non-accrual status partially offset by $860,000 of charge-offs and $1.4 million of payments. Loans past due 90 days or more still accruing interest amounted to $4.4 million at September 30, 2022 and $461,000 at December 31, 2021. The $4.0 million increase reflected $1.4 million of additions, $1.0 million of loan payments and $3.6 million of loans reclassified from discontinued operations.

We had $18.9 million of OREO at September 30, 2022 and $18.9 million of OREO at December 31, 2021 after the reclassification of $17.3 million from discontinued operations. There was no other significant activity during the quarter.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2022 and December 31, 2021 loans accordingly classified were segregated by year of origination and are shown in Note 6 to the consolidated financial statements.

Premises and equipment, net. Premises and equipment amounted to $18.4 million at September 30, 2022 compared to $16.2 million at December 31, 2021. The increase reflected equipment for a new data center.

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

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At September 30, 2022, we had total deposits of $6.91 billion compared to $5.98 billion at December 31, 2021, an increase of $934.4 million, or 15.6%. The change reflected a $401.3 million increase in short term time deposits. Those time deposits mature in the fourth quarter of 2022.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the nine months ended		For the year ended
	September 30, 2022		December 31, 2021
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking*	$5,598,028	0.44%	$5,321,283	0.09%
Savings and money market	522,525	1.07%	427,708	0.14%
Time	29,508	2.47%	—	—
Total deposits	$6,150,061	0.50%	$5,748,991	0.10%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There were no borrowings on either line at September 30, 2022 or December 31, 2021. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended September 30, 2022	200,423	na
Average during the year	71,589	19,958
Maximum month-end balance	—	300,000
Weighted average rate during the period	2.36%	0.25%
Rate at period end	—	0.25%

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

Borrowings. At September 30, 2022, we had other long-term borrowings of $38.9 million compared to $39.5 million at December 31, 2021. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt. Subordinated debentures of $13.4 million are grandfathered to qualify as tier 1 capital at the Bank, mature in March 2038 and carry a floating rate of 3-Month LIBOR plus 3.25%.

Other liabilities. Other liabilities amounted to $50.7 million at September 30, 2022 compared to $62.2 million at December 31, 2021.

The difference reflected changes in taxes payable and the repayment of a $12.5 million deposit related to the Cascade matter described in our Quarterly Report on Form 10Q for the quarter ended June 30, 2022 in Note 14 to the consolidated financial statements.

Off-balance sheet arrangements. There were no off-balance sheet arrangements during the three months ended September 30, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 14--Legal.” which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended September 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
	(Dollars in thousands, except per share data)
July 1, 2022 - July 31, 2022	330,433	$20.89	330,433	$23,098
August 1, 2022 - August 31, 2022	270,681	24.45	270,681	16,479
September 1, 2022 - September 30, 2022	62,820	23.54	62,820	15,000
Total	663,934	22.59	663,934	15,000

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

THE BANCORP, INC.
(Registrant)

November 9, 2022	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 9, 2022	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary