Form 10-K
period 2022-12-31
Bancorp, Inc.
filed 2023-03-01
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2022 of $19.52 was approximately $1.08 billion.

As of February 21, 2023, 55,585,866 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•the market value of real estate that secures certain of our loans, principally commercial real estate (“CRE”) loans and Small Business Administration loans under the 504 Fixed Asset Financing Program has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•we must satisfy our regulators with respect to Bank Secrecy Act, Anti-Money Laundering and other regulatory mandates to prevent possible future restrictions on adding customers;

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business; and

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

PART I

Item 1. Business.

Overview

The Bancorp Inc. (“the Company”) is a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, National Association, which we wholly own and which we refer to as the “Bank.” The vast majority of our revenue and income is generated through the Bank. As described more fully below, our business strategy is focused on payments and deposits activities in our payments business which we expect to generate non-interest income and attract stable, lower cost deposits which we seek to deploy into lower risk assets in specialized markets through our specialty lending activities.

Our specialty lending groups include institutional banking, real estate bridge lending, small business lending and commercial fleet leasing. Our institutional banking business line offers securities-backed lines of credit (“SBLOC”) and insurance policy cash value-backed lines of credit (“IBLOC”) through investment advisors. It also offers investment advisor financing to investment advisors. SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs and IBLOCs are typically offered in conjunction with brokerage accounts. Investment advisor loans are made to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. We offer commercial real estate bridge loans (“REBL”), the vast majority of which are collateralized by apartment buildings. We also offer small business loans (“SBL”) which are comprised primarily of Small Business Administration (“SBA”) loans and vehicle fleet and, to a lesser extent, other equipment leasing (“direct lease financing”) to small and medium sized businesses. Vehicle fleet and equipment leases consist of commercial vehicles including trucks and special purpose vehicles and equipment.

At December 31, 2022, loan types and amounts were: SBLOC and IBLOC $2.33 billion; investor advisor financing $172.5 million; direct lease financing $632.2 million; commercial real estate loans, at fair value (excluding SBA, at fair value) $442.4 million; REBL $1.67 billion; and SBL $768.4 million (including SBA held at fair value), and respectively comprised approximately 38%, 3%, 10%, 7%, 27%, and 13% of total loans and commercial loans, at fair value. The commercial real estate loans, at fair value consist of REBL loans originated for securitization but which we now intend to hold on our balance sheet. Our investment portfolio amounted to $766.0 million at December 31, 2022, representing a decrease from the prior year.

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

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer Bases to Market our Services through Private Label Banking. We seek to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will continue to generate stable and lower cost deposits compared to certain other funding sources, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

Offer Products Through Private Label Banking. Through our private label banking strategy, we provide our affinity group partners with banking services that have been customized to the needs of their respective customers. This allows these affinity groups to provide their members the affinity-branded banking services they desire. Affinity group websites identify the Bank as the provider of these banking services. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group itself, or the affinity group’s members or customers. Our private label banking services have been developed to include both deposit and lending-related products and services.

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

SBLOC, IBLOC and Investment Advisor Financing. We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time. Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class: typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. Substantially all SBLOCs have full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank. We also make loans which are collateralized by the cash surrender value of eligible life insurance policies, or IBLOCs. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with our standards. Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are limited to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. SBLOC and IBLOC loans are demand loans and generally reprice monthly, as the prime rate changes. Investment advisor loans generally have seven year terms with fixed rates.

Leases. We provide lease financing for commercial and government vehicle fleets, including trucks and other special purpose vehicles and, to a lesser extent, provide lease financing for other equipment. Our leases are either open-end or closed-end. An open-

end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed-end lease is one for which no such payment is due on lease termination. In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. We use a credit matrix which outlines the required financial information needed to evaluate credits over $150,000. For amounts less than $150,000 that meet a set criteria, we support our decisioning process by utilizing a scoring model. Terms for leases are generally 36 to 60 months.

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

The SBA loan guaranty is typically paid to the lender after the liquidation of all collateral, but may be paid prior to liquidation of certain assets, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations, and we risk loss of the guarantee should we fail to comply. 7a loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow. If the business generates inadequate cash flow to repay principal and interest, and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk. As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale. The 7a program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year. Should those appropriations be reduced or cease, our ability to make 7a loans will be curtailed or terminated. While 7a loans have historically had five to seven year average lives, they initially reprice between 90 days to 60 months, at which point rates are variable and adjust on a quarterly basis based on prime rate changes.

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment; and debt refinancing. A 504 loan may not be used for working capital, trading asset purchases or investment in rental real estate. In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or “CDC,” provides 40% of the financing amount. If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien. Personal guarantees of the principal owners of the business are required. The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated. Certain basic loan terms, as with the 7a program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees. While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral. These loans generally have rates which are variable after an initial five year period, at which point rates adjust every 90 days or 60 months based on prime rate changes.

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

In both 2020 and 2021, we also participated in the Paycheck Protection Program, or “PPP,” which was a temporary program to provide COVID-19 pandemic relief to small businesses. PPP loans are fully guaranteed by the U.S. government and are expected to be repaid within one year of origination or less. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” no future PPP loans have been authorized by legislation. Accordingly, we expect that the $4.5 million of PPP loans outstanding at December 31, 2022 will be repaid and not be replaced, and revenues will not be realized from any new PPP loans.

Non-SBA Commercial Loans, at Fair Value and Real Estate Bridge Lending. Prior to 2020, we originated commercial real estate loans for sale into securitizations. In 2020, we decided to retain the loans which had not been sold on our balance sheet and continue to account for such loans at fair value. These loans are collateralized by various types of commercial real estate, primarily multi-family (apartments) but also include, retail, office and hotel real estate, and do not have recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment. In the third quarter of 2021, we resumed the origination of such loans, which we also plan to retain and which are transitional commercial mortgage loans to improve and rehabilitate existing properties that already have cash flow. While these loans generally have three year terms, the vast majority are variable rate, with monthly rate adjustments and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.

Deposit Products and Services

We offer a range of deposit products and services deployed through our Fintech Solutions and Institutional Banking groups for the benefit of our affinity group clients and their customer bases. These products may be offered directly, or through our private label banking strategy. These include:

•checking accounts;

•savings accounts;

•money market accounts;

•commercial accounts; and

•various types of prepaid and debit cards.

We also offer ACH bill payment and other payment services.

Payments Products and Services Offered Through Our Fintech Solutions Group

We provide a variety of checking and savings accounts and other banking services to fintechs and other affinity groups, which may vary and which include fraud detection, anti-money laundering, consumer compliance and other regulatory functions, reconciliation, sponsorship in Visa or Mastercard associations, ACH processing, rapid funds transfer capabilities, etc.

Card Issuing Services. We issue debit and prepaid cards to access diverse types of deposit accounts including: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our cards are offered to end users through our relationships with benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and fintechs. Our cards are network-branded through our agreements with Visa, MasterCard, and Discover. The majority of fees that we earn result from contractual fees paid by third-party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. These accounts have demonstrated a history of stability and lower cost compared to certain other types of funding. Our accounts are offered throughout the United States.

Card Payment, Bill Payment and ACH Processing. We act as the depository institution for the processing of credit and debit card payments made to various businesses, which require collection through associations such as Visa and Mastercard. We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as bill payment companies for which we process ACH payments. We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. These accounts are a source of demand deposits and fee income.

Institutional Banking

We have developed strategic relationships with affinity-based clients such as limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering institutional banking services. In addition to the SBLOC, IBLOC and Investment Advisor loans discussed above, our Institutional Banking business also provides customized, private label deposit products such as demand and money market accounts to customers of these affinity-based clients.

Other Operations

Account Services. Depending upon the product, account holders may access our products through the website or app of their affinity group, or through our website. This access may allow account holders to apply for loans, review account activity, pay bills electronically, receive statements electronically and print statements.

Call Centers. A third-party servicer provides call center operations that serve inbound customer support, including after hours and overflow support for certain lending businesses and general inquiries. The call center provides account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any related customer issues that may arise. Located in Manila, Philippines, TELUS International currently operates 24 hours a day, seven days a week. Other call centers are utilized for various Fintech Solutions group affinity products.

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

Sales and Marketing

Affinity Group Banking Relationships. Our sales and marketing efforts to existing and potential affinity group organizations and fintechs are national in scope. We use a personal sales/targeted media advertising approach to market to these clients and business partners. Under our direction, the affinity group organizations with which we have relationships perform additional sales and marketing functions to the ultimate individual customers. Our marketing program to affinity group organizations consists of:

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

Technology and Cybersecurity

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

Cybersecurity. We have an established Cybersecurity Program that is mapped to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security® (“CIS”) Critical Security Controls, the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool and relevant ISO standards. The Bancorp obtains annual PCI certification. Highlights of the program include:

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit accounts, our largest source of funding and fee income, competitors include Pathward Financial and for SBLOC competitors include TriState Capital and Goldman Sachs. For SBA loans, our competitors include Live Oak Bank, and for leasing our competitors include Enterprise. For REBL loans, competitors include real estate debt funds such as those sponsored by Arbor Realty Trust. Significant costs of entry include consumer protection compliance, and Bank Secrecy Act (“BSA”) and other regulatory compliance costs, which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

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

Employees. As of December 31, 2022, we had 717 full-time employees and believe our relationship with our employees to be good. Our employees are not employed under a collective bargaining agreement. Our workforce as of that date included approximately 50% women and 23% racial and ethnic minorities.

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

Talent Acquisition and Development. We aim to attract, develop and retain high-performing, diverse talent who can further the Company’s strategic business objectives. To that end, we offer market-competitive compensation and strive to accelerate employees’ professional development through performance management and fostering a learning culture. Our employees work together with their managers to set business and professional development goals, supported by a variety of resources and tools developed to help employees enhance their leadership skills.

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

Regulation and Supervision

Overview

The Bancorp, Inc. is a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company maintains its headquarters in Wilmington, Delaware. The Company’s subsidiary, The Bancorp Bank, National Association, is a nationally chartered and federally insured commercial bank supervised and examined by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”). On September 15, 2022, the Bank converted from a state-chartered bank regulated by the FDIC and the Delaware Office of the State Bank Commissioner to a federally chartered bank regulated by the OCC. On February 1, 2023 the Bank relocated its main office from Wilmington, Delaware to Sioux Falls, South Dakota.

Both the Company and the Bank are subject to extensive regulation in connection with their respective activities and operations. The regulatory framework by which both the Company and Bank are supervised and examined is complex and dynamic and is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system. This framework includes acts of Congress, regulations, policy statements and guidance, and other interpretative materials that define the obligations and requirements for entities participating in the U.S. banking system. Moreover, regulation of holding companies and their subsidiaries is subject to continual revision, both through statutory changes and corresponding regulatory revisions as well as through evolving supervisory objectives of applicable banking agencies that supervise the Company and the Bank.

The requirements and restrictions under federal and state laws to which the Bank is subject include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations. Any change in the regulatory requirements and policies by the OCC, the Federal Reserve, other federal regulatory agencies, the United States Congress, or the states in which we operate, or where our customers reside, could have a material adverse impact on the Company, the Bank, and our operations.

In addition to regulation and supervision by the FRB, the Company is a reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is required to file reports with the Securities and Exchange Commission (“SEC”) and otherwise comply with federal securities laws.

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

Limitations on Dividends Various federal provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Additionally, a dividend may not be paid in excess of a bank’s retained earnings. Moreover, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under other regulatory capital rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. Additionally, regulators are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Capital Adequacy The Federal Reserve and OCC issued standards for measuring capital adequacy for financial holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications. As discussed below under “Prompt Corrective Action” a failure to meet minimum capital requirements could subject the Company or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

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

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2022, the Company and the Bank had total capital to risk-adjusted assets ratios of 13.87% and 15.42%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 13.40% and 14.95%, respectively.

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2022, the Company and the Bank had leverage ratios of 9.63% and 10.73%, respectively.

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

Minimum capital ratios in effect at December 31, 2022 were as follows:

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

The New Capital Rules prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures resulting in higher risk weights for a variety of asset classes.

The New Capital Rules became effective in January 2015, and we are in compliance with these rules.

We believe the Company and the Bank will continue to be able to meet targeted capital ratios. Actual ratios are shown in the following paragraph.

Prompt Corrective Action Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well-capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2022, the Company’s total risk-based capital ratio was 13.87%, Tier 1 risk-based capital ratio was 13.40%, and leverage ratio was 9.63% while the Bank’s ratios were 15.42%, 14.95% and 10.73%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.

Brokered Deposits Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. Prior to June 30, 2021, the majority of the Bank’s deposits were classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties. In December 2020, the FDIC issued a regulation which resulted in the reclassification of the majority of our deposits from brokered to non-brokered, see “Insurance of Deposit Accounts” below. These designations are subject to the FDIC’s ongoing assessment and there can be no assurance that such classifications will be permanent. As a result of the reclassifications, FDIC insurance expense rates were reduced beginning in the third quarter of 2021.

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

Insurance of Deposit Accounts The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. FDIC insurance is backed by the full faith and credit of the United States government.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors and its assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above-referenced rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2022, the Bank’s DIF assessment rate was less than 10 basis points.

Pursuant to Dodd-Frank, the FDIC established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits of the total industry. The FDIC adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by Dodd-Frank. Dodd-Frank requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

In October 2022, the FDIC Board finalized the increase with an effective date of January, 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.

Loans-to-One Borrower Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2022, the Bank’s limit on loans-to-one borrower was $124.4 million ($207.4 million for secured loans).

Transactions with Affiliates and other Related Parties There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including the Company and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2022, the Company was not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. At December 31, 2022 and 2021, loans to these related parties amounted to $5.5 million and $5.2 million respectively.

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

Data privacy and data protection are areas of increasing focus by states. Following enactment of the California Consumer Protection Act of 2018 (as modified by the California Privacy Rights Act, the “CCPA”) which became effective in January 2020, we made operational adjustments to ensure we complied with the law and its regulations as well as future laws it is anticipated will be enacted by other states following the lead taken by California. The CCPA gives California consumers the right to request disclosure of information collected about them, whether the information has been sold or shared, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for having exercised the rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to GLBA. More states (including Colorado, Connecticut, Utah and Virginia) plan to implement similar legislation in 2023 and in the future.

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

Cybersecurity The federal banking regulators, as well as the SEC, and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack. In addition, the SEC has proposed new rules that are not yet effective that could require us to adopt certain cybersecurity practices.

On November 18, 2021, the federal banking agencies issued a final rule to improve the sharing of information about cyber incidents. The final rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. The final rule also requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. This rule became effective May 1, 2022. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when computer-security incidents or unauthorized access to customers’ nonpublic personal information have occurred.

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

USA PATRIOT Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) expanded provisions of the BSA, criminalized the financing of terrorism and augmented the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government. Additionally, the Anti-Money Laundering Act of 2020 (the “AML Act”) imposes new ultimate beneficial ownership reporting requirements on certain U.S. institutions (the “UBO Reporting Law”), provided, however, the AML Act sets forth multiple categories of exemptions from the new UBO Reporting Law. The AML Act further amends the BSA purpose to include goals of preventing money laundering and the financing of terrorism by requiring financial institutions to establish risk-based programs that incorporate highly useful BSA-related reports in assessing risks of money laundering, terrorism finance, tax evasion, and fraud to such financial institutions.

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

The Bank is subject to numerous federal consumer protection laws related to its lending activities, including but not limited to: (a) the Truth in Lending Act, governing disclosures of credit terms to consumer borrowers; (b) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; (c) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; (d) the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures; (e) the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; (f) the Home Ownership and Equity Protection Act prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards; (g) the Service Members Civil Relief Act, postponing or suspending some civil obligations of service members during periods of transition, deployment and other times; and (h) the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws. In addition, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

Deposit-related activities of the Bank are subject to various consumer protection laws including but not limited to: (a) the Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions; (b) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; (c) the Expedited Funds Availability Act, which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors; (d) the Electronic Fund Transfer Act, which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machine and other electronic banking services as well as the process for reporting and investigating errors; and (e) the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

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

Community Reinvestment Act Under the Community Reinvestment Act of 1977 (“CRA”), a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires financial institutions to delineate one or more assessment areas within which the regulator evaluates the bank’s record of helping to meet the credit needs of its community. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be considered when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three tests which are part of the traditional CRA evaluation. As an alternative to the traditional evaluation tests, the CRA permits a financial institution to develop its own Strategic Plan (“Plan”) with specific goals for CRA compliance and related performance ratings. If its Plan is approved by its regulator, the financial institution’s CRA ratings will be applied based on its performance under the Plan.

The Bank operates its CRA program under a Plan approved by its regulator. While operating as a state-chartered institution under the supervision of the FDIC, the Bank operated under an FDIC-approved covering the period of January 1, 2021 through December 31, 2023. In June, after converting to a national bank under the supervision of the OCC, the Bank revised its Plan which was approved by the OCC on December 15, 2022. The current Plan covers the period of January 1, 2023 through December 31, 2025. In June 2021, the Bank received its 2020 CRA Performance Evaluation which was completed in September 2020. The Bank was assigned an “Outstanding” CRA rating. The Bank continues to closely monitor its performance in alignment with the Plan to meet the lending, service and investment requirements it contains.

In January 2020, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint notice of proposed rulemaking to strengthen CRA regulation by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The OCC published its final rule on June 5, 2020 for national banks, however on December 14, 2021 the OCC rescinded its final rule, effective January 1, 2022, noting that it planned to work with the Federal Reserve and the FDIC to modernize CRA regulations to possibly address online banking activity and whether banks should be evaluated on efforts to address racial inequity in the financial system. The Bank is monitoring this issue and how CRA modernization might affect it and the Plan.

Enforcement Under the FDIA, federal banking regulators have authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to the institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Reserve Requirements Federal Reserve regulations require banks to maintain non-interest-bearing reserves against their transaction accounts (primarily demand deposits and regular checking accounts). For 2021, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $182.9 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $182.9 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $21.1 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) were exempt from the reserve requirements. For 2022, the $182.9 million and $21.1 million thresholds were respectively increased to $640.6 million and $32.4 million. At December 31, 2022, the Bank had $864.1 million in cash and balances at the Federal Reserve. However, the Federal Reserve, after the onset of the COVID-19 pandemic, waived reserve requirements through December 31, 2022. We believe we have sufficient sources of liquidity to offset the impact of reserve requirements when they are reinstated.

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

Regulation II The Durbin Amendment (“Durbin”) of Dodd-Frank, which applies to all banks, went into effect in October 2011, and required the Federal Reserve to adopt regulations establishing debit card interchange fee standards and limits and prohibiting network exclusivity and transaction routing requirements. Accordingly, the Federal Reserve promulgated Regulation II. Durbin and Regulation II exempt from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion. Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if Regulation II is amended or if we, together with our subsidiaries, surpass $10 billion in assets. Regulation II also prohibits network exclusivity arrangements on debit card transactions and ensures merchants will have choices in debit card routing. These terms apply to us. The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (personal identification number (“PIN”) or signature), for both debit cards and prepaid cards. As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks. In April 2021, a lawsuit was filed in federal district court against the Federal Reserve seeking to invalidate the Regulation II standard for calculating reasonable and proportional interchange fees, and in May 2021, the Federal Reserve proposed changes to Regulation II and its official commentary to clarify that debit card issuers should enable and allow merchants to choose from at least two unaffiliated networks for card-not-present debit card transactions, such as online purchases. The Federal Reserve issued its final rule on October 3, 2022 expanding the obligation of debit card issuers to enable two unaffiliated networks on each debit card and narrowing the scope of networks that may independently qualify as one of the necessary two. To qualify as an independent network, a network must: (i) not have rules, policies, contracts or other restrictions with the issuer that result in the operation of only one network (or only affiliated networks) for a geographic area, specific merchant, particular type of merchant or particular type of transaction, measured on a per transaction basis; and (ii) have taken steps reasonably designed to be able to process transactions that may be routed to it. The compliance date is July 1, 2023.

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

Consumer Protections for Remittance Transfers. In February 2012, the CFPB published a final Remittance Transfer Rule (“Remittance Rule”) to implement Section 1073 of Dodd-Frank. The final rule created a comprehensive set of consumer protections found in Regulation E covering remittance transfers sent by consumers in the United States to parties in foreign countries. The Remittance Rule, among other things, mandated certain disclosures and consumer cancellation rights for foreign remittances covered by the rule. It also included a number of formatting requirements for the disclosures depending on whether they are written or oral, or through a mobile app or text messages. Lastly, the Remittance Rule provided model disclosure forms in both English and Spanish. Generally, disclosures provided under the Remittance Rule must be exact, unless an exception applies.

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

OCC Supervisory Strategies Related to Banking Regulations. The OCC announced on October 6, 2022 that its supervisory strategies for 2023 will focus on: (a) strategic and operational planning; (b) credit risk management and allowance for credit losses; (c) operational resilience; (d) oversight of third parties and related concentrations; (e) Bank Secrecy Act/anti-money laundering and Office of Foreign Assets Control/sanctions programs compliance management; (f) interest rate risk and liquidity risk management; (g) consumer compliance and fair lending risk; (h) Community Reinvestment Act performance; (i) new products and services, including those related to payments and fintech/digital assets; and (j) climate-related financial risk management. The OCC’s 2023 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their technology service providers. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

State Laws and Regulations Notwithstanding its federal charter, the Bank is governed by other state laws and regulations in connection with some of its business and operational practices. This includes, for example, complying with state laws governing abandoned or unclaimed property, state and local licensing requirements, and other state-based rules which direct how the Bank may conduct its activities, unless otherwise preempted by its federal charter.

Additional Regulatory Bodies As a company with securities listed on the Nasdaq, Inc. exchange (“NASDAQ”), the Company is subject to the rules of NASDAQ for listed companies.

Available Information

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. The Bank headquarters is located at 6100 South Old Village Place Sioux Falls, South Dakota 57108. Our website internet address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC. Investors are encouraged to access these reports and other information about our business on our website. Information found on our website is not part of this Annual Report on Form 10-K. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809. Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Item 1A. Risk Factors.

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

▪Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results across the bank and business lending lines.

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

▪Failure to comply with personal data protection and privacy laws can adversely affect our business.

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

▪Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

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

▪Revised accounting standards require current recognition of credit losses over the estimated remaining lives of loans.

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

▪The appraised fair value of the assets from our commercial loans, at fair value or collateral from other loan categories may be more than the amounts received upon sale or other disposition.

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

Failure to comply with personal data protection and privacy laws can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy. These laws and regulations may be interpreted and applied differently from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the CCPA as well as new comprehensive privacy legislation passed in Virginia, Colorado, Utah and Connecticut, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

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

We and our subsidiary, the Bank, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things. The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies. These changes could affect us and the Bank in substantial and unpredictable ways and could have a material adverse effect on our financial condition and results of operations. The Bank is a national bank that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel. The Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank. If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations.

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

Notwithstanding our national charter, the Bank may also be subject to additional state laws and regulations impacting our business activities, products and services.

Failure to maintain a satisfactory CRA rating may result in business restrictions. Until September 15, 2022, the Bank operated its CRA program under an FDIC-approved CRA Strategic Plan and was assigned an “Outstanding” CRA rating. The Bank began operating under an OCC-approved Strategic Plan effective January 1, 2023. The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein. There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the Bank would be subject to certain business restrictions as required by the Community Reinvestment Act and FDIC regulations.

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

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties which provide marketing services which generate most of our accounts and through which we offer products and services. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense. Our agreements with such third parties may also indirectly subject us to credit risk, fraud and other risks, which could adversely impact our profitability.

Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are interpreted and applied. Changes to the laws and regulations applicable to the financial industry, if enacted or adopted, could expose us to additional costs, including increased compliance costs, require higher levels of capital and liquidity, negatively impact our business practices, including the ability to offer new products and services and attract and retain new customers and business partners who may do business with us based, in whole or in part, upon our corporate and governance structure, regulatory status, asset size and other factors tied to the legal and regulatory framework governing the financial industry. The passage of the Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to change the bank regulatory structure, and affect the lending, deposit, investment and operating activities of financial institutions and their holding companies. A significant number of regulations have been promulgated to implement the Dodd-Frank Act, including, for example, the Collins Amendment and the Durbin Amendment, the latter of which exempts banks with under $10 billion in assets from regulated limitations on interchange fees. To maintain such exemptions, management must manage the balance sheet to remain under that limit and failure to do so could adversely impact revenues. Future changes or interpretations to these rules and other bank regulations are uncertain and could negatively impact our business, thereby increasing our operating and compliance costs and obligations, and reducing or eliminating our ability to generate profits.

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

From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Like all financial institutions, the Bank maintains an allowance for credit losses to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2022, the ratios of the allowance for credit losses to total loans and to non-performing loans were, respectively, 0.41% and 123.40%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and reasonable and supportable forecasts. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is appropriate and supportable in providing for current and future expected credit losses and that our methodology to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses, change our methodology for determining our allowance and provision for credit losses or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,”Business –Lending Activities.”

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2022, to any one customer or related group of customers was $124.4 million for unsecured loans and $207.4 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Revised accounting standards require current recognition of credit losses over the estimated remaining lives of loans.

In June 2016, the Financial Accounting Standards Board (“FASB”), issued an update to Accounting Standards Update (“ASU” or “Update”) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit deteriorated loans and debt securities, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The CECL model has and will materially impact how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses. Furthermore, our allowance for credit losses may experience more fluctuations, some of which may be significant. If we determined that we would need to increase the allowance for credit losses to appropriately capture the credit risk that exists in our lending and investment portfolios, it may negatively impact our business, earnings, financial condition and results of operations. We adopted the guidance in first quarter 2020.

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

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes. We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline, or we could sustain losses, if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future. Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. In particular, our SBLOC, non-SBA commercial loans, at fair value and real estate bridge lending portfolios have at times experienced accelerated prepayments, and the duration of those portfolios at inception are relatively short and generally under three years. Loan demand, to replace these loans and grow portfolios, may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production. Net interest income is difficult to project, and our models for making such projections are theoretical. While they may indicate the general direction of changes in net interest income, they do not indicate actual future results. In first quarter 2020, the Federal Reserve instituted emergency rate cuts, and additional rate cuts may still occur in response to economic and other conditions. Conversely, the ultimate impact of rate increases on loan performance, loan and deposit rates cannot be accurately predicted, nor can the impact of inflation. Federal Reserve actions may decrease net interest income, to the extent the reduction is not offset with the impact of loan growth or other factors.

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

A significant portion of our revenues are derived from prepaid, debit card and other related products. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Moreover, markets for fintech financial products and the related services from which we derive significant fees, are rapidly evolving. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Our revenues could be impacted by the evolution of fintech products or changes within these product mixes. Related changes in volume including changes in client mix, or in pricing, can also result in variability of revenue between periods. Additionally, certain of our clients have significant volume, the loss of which would materially affect our revenues. In full year 2022, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 57% of such income. Additionally, prepaid and debit card fee income may be subject to quarterly and longer term variances resulting from seasonality, changes in fee structures, product mix and other factors, which also make projecting income trends difficult. Prepaid and debit card account deposits also comprise the majority of the Bank’s deposits.

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

Deposit accounts resulting from our top ten relationships totaled $4.44 billion at December 31, 2022. We provide oversight over these relationships which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. In 2021, one of our clients transferred its operations to its own bank which resulted in the exit of certain deposits and a related reduction in fee income, and one of our newest clients has obtained its own bank charter, which will impact future fee growth. In full year 2022, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 57% of such income. If other affinity group relationships were to be terminated in the future, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs, which would reduce revenues or potentially generate losses.

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

The appraised fair value of the assets from our commercial loans, at fair value or collateral from other loan categories may be more than the amounts received upon sale or other disposition.

Various internal and external inputs were utilized to analyze the commercial loans, at fair value portfolio and other loan categories. Actual sales prices could be significantly less than estimates, which could materially affect our results of operations in future quarters.

A failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Any failure to maintain or implement required new or improved internal and disclosure controls over financial reporting, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business, and could result in stockholder actions against us for damages.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

An executive office and an operations facility are located at 409 Silverside Road, Wilmington, Delaware. We maintain business development and administrative offices for SBL in Morrisville, North Carolina, Memphis, Tennessee, and Westmont, Illinois (suburban Chicago), primarily for SBA lending. Leasing offices are located in Crofton, Maryland, Kent, Washington, Logan, Utah, Orlando, Florida, Raritan, New Jersey and Norristown, Pennsylvania. We maintain a loan operations office in New York, New York. Prepaid and debit card offices and other executive offices are located in Sioux Falls, South Dakota. Locations and certain additional information regarding our offices and other material properties at December 31, 2022 are listed below. We own a property in Orlando, Florida which houses our leasing operations, consisting of a stand-alone building of 8,850 square feet. A summary of significant properties is as follows. We have executed a lease to relocate the Sioux Falls office in 2023, which coincides with the time period at which the current lease expires as listed below. The new space will also be located in Sioux Falls, and is currently planned to occupy approximately 52,000 square feet with a minimum term of 10 years.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida		8,850
Leased Space
Crofton, Maryland	2025	3,364	$4,545
Kent, Washington	2023	1,700	2,786
Logan, Utah	2023	3,000	1,553
Memphis, Tennessee	2025	1,128	1,857
Morrisville, North Carolina	2024	3,590	5,873
New York, New York (one of three properties is subleased)	2023 - 2025	12,459	37,711
Norristown, Pennsylvania	2025	5,920	10,500
Raritan, New Jersey	2023	2,145	3,933
Sioux Falls, South Dakota	2023	38,611	54,674
Westmont, Illinois	2026	3,003	2,731
Wilmington, Delaware	2025	70,968	155,476

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

As previously disclosed, the Company received and responded to a non-public fact-finding inquiry from the SEC, which sought to determine if violations of the federal securities laws occurred. On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company. The SEC last requested information from the Company relating to this inquiry in September 2021. The SEC has not made any findings, or alleged any wrongdoing, with respect to this matter.  Future costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of this matter.

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023.  On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties.  As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. The motion is still pending before the court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 21, 2023, there were 55,585,866 shares of our common stock outstanding held by 40 record holders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers, financial institutions and other nominees. As of January 5, 2023, the most recent date for which we have beneficial ownership information, there were at least 16,750 beneficial owners of our common stock.

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2023. Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law.” Irrespective of such restrictions, it is our intent to generally retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors (the “Board”) will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Common Stock Repurchase Plan

On November 5, 2020, the Board authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”). Under the 2021 Common Stock Repurchase Program, the Company was authorized to repurchase up to $10.0 million in each quarter of 2021 depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes. On October 20, 2021, the Board approved a revised stock repurchase program (the “2022 Common Stock Repurchase Program”). Under the 2022 Common Stock Repurchase Program, the Company was authorized to repurchase up to $15.0 million in each quarter of 2022 depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes.

On October 26, 2022, the Board approved a revised stock repurchase program for the upcoming 2023 fiscal year (the “2023 Common Stock Repurchase Program”). The amount that the Company intends to repurchase has been increased to $25.0 million in value of the Company’s common stock in each quarter of 2023, for a maximum amount of $100.0 million. Under the 2023 Common Stock Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. The Company repurchased 522,205 common shares in January 2023 through February 21, 2023, at a total cost of $16.6 million and an average price of $31.87 per share pursuant to the 2023 Common Stock Repurchase Plan. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(dollars in thousands except per share data)
October 1, 2022 - October 31, 2022	251,275	$24.10	251,275	$8,944
November 1, 2022 - November 30, 2022	202,733	29.95	202,733	2,873
December 1, 2022 - December 31, 2022	98,995	29.02	98,995	—
Total	553,003	27.12	553,003	—

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2017 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
The Bancorp, Inc.	100.00	80.57	131.28	138.16	256.17	287.25
NASDAQ Bank Stock Index	100.00	82.10	99.53	88.95	124.25	101.44
NASDAQ Composite Stock Index	100.00	96.12	129.97	186.69	226.63	151.61

The following graph reflects stock performance since 2017, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
The Bancorp, Inc.	100.00	80.57	131.28	138.16	256.17	287.25
KBW Bank Index	100.00	77.38	102.25	88.31	119.26	90.96

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2022, we recorded net income of $130.2 million compared to $110.7 million in 2021, with pre-tax income from continuing operations increasing to $177.9 million in 2022 from $144.2 million in 2021. The increases primarily reflected increases in net interest income resulting from loan growth and the adjustment of variable rate loans to the higher rate environment, partially offset by the impact of reductions in securities balances. Average loans and leases grew to $5.67 billion in 2022 from $4.60 billion in 2021, which reflected growth in loans collateralized by securities (“SBLOC”), the cash value of life insurance (“IBLOC”) and investment advisor loans, small business (primarily SBA) excluding short-term PPP loans, leases, and real estate bridge lending. In the second half of 2022, the lagged impact of Federal Reserve rate increases on our variable rate loans and securities also contributed to higher net interest income, as they repriced more fully to such increases than did deposits. Variable rate loans and securities comprise the majority of our earning assets, and we expect that related repricings will continue to positively impact net interest income and the net interest margin in the first quarter of 2023. Increases in net interest income were partially offset by higher provisions for credit losses which reflected the impact of loan growth on our allowance for credit loss methodology, in addition to other factors. Please see “Results of Operations-Provision for Credit Losses” below.

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

Other performance indicators. Other performance indicators we use include net interest income, non-interest income, non-interest expense and the ratio of equity to assets, which is a capital adequacy measure.

	As of and for the years ended
	December 31,
	2022	2021	2020
Income Statement Data:	(in thousands, except per share data)
Net interest income	$248,841	$210,876	$194,866
Provision for credit losses	7,108	3,110	6,352
Non-interest income	105,683	104,749	84,617
Non-interest expense	169,502	168,350	164,847
Net income available to common shareholders	$130,213	$110,653	$80,084
Net income per share - diluted	$2.27	$1.88	$1.37

Selected Ratios:
Return on average assets	1.81%	1.68%	1.34%
Return on average common equity	19.34%	17.94%	15.08%
Net interest margin	3.55%	3.35%	3.45%
Book value per common share	$12.46	$11.37	$10.10
Equity/assets	8.78%	9.53%	9.26%

Results of performance indicators. In the past three years, we have continued to target loan niches which we believe have lower credit risk than certain other forms of lending. These include SBLOC and IBLOC; SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; leasing to which we have access to underlying vehicles; and real estate bridge lending for apartment buildings in selected national regions. The majority of these loan categories are variable rate and in the second half of 2022, adjusted more fully to Federal Reserve rate increases than did our deposits, which are derived primarily from our payments businesses.

The impact of loan growth in the above targeted niches and the majority of loans repricing more than deposits to the higher rate environment in the second half of 2022, is reflected in a number of performance indicators. In 2022, return on assets and return on equity amounted to 1.81% and 19.3%, respectively, compared to 1.68% and 17.94% in the prior year. Net interest margin was 3.55% in 2022 and 3.35% in 2021. In 2022 and 2021, income related to loan repayments contributed to non-interest income while payments-related income constitutes the majority of non-interest income. Payments fees in 2021 were comparable to the prior year, as they were impacted by a client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs. Additionally, margins were reduced on certain incremental volume. In 2022, payments fees renewed their increasing trend, as payments volume continued to increase. We attempt to manage increases in non-interest expense in conjunction with revenue increases, to achieve the financial targets as described on our website. Increases in book value per common share and the equity to assets ratio primarily reflect earnings retention, net of the impact of share repurchases and changes in the value of available-for-sale securities.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of: a. our allowance for credit losses on loans, leases and securities; b. the fair value of financial instruments (loans and securities) and the level in which an instrument is placed within the valuation hierarchy; c. the fair value of stock grants; and d. the realizability of deferred income taxes; involve a higher degree of judgment and complexity than our other significant accounting policies.

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

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods as described in the following hierarchy. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. One significant input is that at December 31, 2022, $355.3 million of commercial real estate, at fair value are multi-family loans

(apartments) a sector which has experienced relatively low historical losses on an industry wide basis. To the extent actual outcomes differ from our estimates, subsequent adjustments to the financial statements may be required. Changes in fair value estimates are sensitive to factors which may vary by asset class, and which are described in Note Q to the financial statements.

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

LIBOR Transition

We discontinued LIBOR (London Interbank Offered Rate) based originations in 2021; however, certain of our financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $354.7 million at December 31, 2022. However, these loans are short-term and expected to be repaid, or converted to the one month secured overnight financing rate (“SOFR”), by the June 2023 LIBOR end date. At December 31, 2022 we also owned $12.6 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When we resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge lending, we utilized the SOFR as the index. In addition, we own certain investment securities, including collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $335.4 million at December 31, 2022, have language regarding an index alternative when LIBOR is no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $58.5 million at December 31, 2022. There is less clarity for our student loan securities of $8.5 million, a $10.0 million corporate trust preferred investment and subordinated debentures payable of $13.4 million at that date, for which industry standards continue to be considered by trustees and other governing bodies. Our one derivative, the notional amount for which totaled $6.8 million at December 31, 2022, is an interest rate swap that is documented under a bilateral agreement which contains Interbank Offered Rates (“IBOR”) fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. We continue to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

Results of Operations

Overview: Net interest income continued its upward trend in 2022, increasing $38.0 million to $248.8 million in 2022 from $210.9 million in 2021. The increase reflected the impact of loan growth and the higher interest rate environment on variable rate loans, partially offset by the impact of lower securities balances. At December 31, 2022, our total loans, including commercial loans, at fair value, amounted to $6.08 billion, an increase of $940.4 million, or 18.3%, over the $5.14 billion balance at December 31, 2021, reflecting growth in all major categories of loans. Our investment securities available-for-sale decreased $187.7 million to $766.0 million from $953.7 million between those respective dates reflecting prepayments on mortgage-backed and other higher rate securities as a result of the lower rate environment. In the second half of 2022, the lagged impact of Federal Reserve rate increases on our variable rate loans and securities also contributed to higher net interest income, as they repriced more fully to such increases than did deposits. The provision for credit losses increased $4.0 million to $7.1 million in 2022, reflecting the impact of loan growth on our allowance for credit loss methodology, in addition to other factors. Please see “Results of Operations-Provision for Credit Losses” below.

A $934,000 increase in non-interest income in 2022 compared to 2021 reflected a $1.4 million change in net realized and unrealized gains (losses) on commercial loans, primarily non-SBA CRE loans, at fair value. Unrealized losses were recognized in 2020 due to changes in fair value related to the COVID-19 pandemic, versus 2021 and 2022 income related to repayments of non-

SBA CRE loans. While the vast majority of non-SBA CRE loans at fair value are comprised of multi-family (apartment) loans, an unrealized loss of $4.0 million on the only movie theater loan in our portfolio was recognized in the third quarter of 2022, which offset increases in the aforementioned income related to the repayment of non-SBA commercial loans. While a total of $444.5 million of these loans remained outstanding at year-end 2022, based upon scheduled maturities and potential prepayments, we believe that the majority of such loans may be repaid in 2023. We continue to generate new REBL originations to offset resulting balance reductions and grow that portfolio; however, there can be no assurance as to the level of those new originations. As these loans are repaid, we may continue to recognize additional related prepayment income, which comprised the majority of “Net realized and unrealized gains on commercial loans (at fair value)” on the consolidated income statement in 2022 and 2021. The amounts and timing of any such repayment related income cannot be predicted.

While the dollar amount of payment transactions continued its upward trend, prepaid, debit card and related fees did not grow proportionately in 2022 and 2021 over their prior years, as transactions have been shifting to debit cards, for which margins are generally lower. Fees earned for volumes above certain thresholds for individual relationships may also be lower. Additionally, fees in 2021 and 2022 were impacted by an affinity client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs.

In 2022, total non-interest expense increased $1.2 million to $169.5 million compared to $168.4 million in 2021, reflecting an increase of $1.1 million in insurance expense, a $1.2 million legal settlement resulting from the Cascade matter in the second quarter of 2022, and a $1.8 million civil money penalty partially offset by a $630,000 decrease in salaries and employee benefits expense, a $3.0 million decrease in legal expense, and a $2.3 million reduction in FDIC insurance expense.

Net Income: 2022 compared to 2021. Net income from continuing operations was $130.2 million in 2022 compared to $110.4 million in 2021, while income before taxes was, respectively, $177.9 million and $144.2 million, an increase of $33.7 million. In 2022, net interest income grew by $38.0 million and non-interest income increased $934,000. The $38.0 million, or 18.0%, increase in 2022 net interest income over 2021 reflected the impact of higher loan balances partially offset by lower securities balances. In the second half of 2022, the lagged impact of Federal Reserve rate increases on our variable rate loans and securities also contributed to higher net interest income, as they repriced more fully to such increases than did deposits. Loan interest in 2021 included $4.6 million of fees from a line of credit to another institution to fund PPP loans, which did not recur in 2022 and which are not expected to recur in the future. The $934,000 increase in non-interest income reflected a $1.4 million change in net realized and unrealized gains (losses) on commercial loans, primarily non-SBA CRE loans, at fair value. Unrealized losses were recognized in 2020 due to changes in fair value related to the COVID-19 pandemic versus 2021 and 2022 income related to repayments of non-SBA CRE loans. A $5.7 million increase in such repayment related income in 2022 compared to 2021 was offset by an unrealized loss of $4.0 million on the only movie theater loan in our portfolio which was recognized in the third quarter of 2022.

In 2022, total non-interest expense increased $1.2 million to $169.5 million, reflecting an increase of $1.1 million in insurance expense, a $1.2 million legal settlement resulting from the Cascade matter in the second quarter of 2022, and a $1.8 million civil money penalty partially offset by a $630,000 decrease in salaries and employee benefits, a $3.0 million decrease in legal expense, and a $2.3 million reduction in FDIC insurance expense.

Reflecting the above changes, net income from continuing operations amounted to $130.2 million in 2022 compared to $110.4 million in 2021, or continuing operations earnings per diluted share of $2.27 compared to $1.88 in 2021. Net income from discontinued operations was $0 for 2022 compared to net income of $212,000 for 2021. Including discontinued operations, diluted income per share was $2.27 for 2022 compared to $1.88 for 2021 on net income of $130.2 million and $110.7 million, respectively.

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

In 2021, total non-interest expense increased $3.5 million to $168.4 million, reflecting a $4.3 million increase in salaries and employee benefits and a $1.7 million increase in legal expense, partially offset by a $4.2 million reduction in FDIC insurance expense. The increase in salaries and employee benefits reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. The increase in legal expense reflected increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note O to the 2021 consolidated financial statements. The decrease in FDIC insurance expense is primarily due to a reduction in the Bank’s assessment rate. The reduction in expense primarily reflected the cumulative impact of the reclassification of certain of our deposits from brokered to non-brokered on the assessment rate. Prior to the insurance rate reduction in third quarter 2021 to approximately 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced rates will continue.

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

Net Interest Income: 2022 compared to 2021. Our net interest income for 2022 increased to $248.8 million, an increase of $38.0 million, or 18.0%, from $210.9 million for 2021, reflecting an $86.2 million, or 38.8%, increase in interest income to $308.3 million from $222.1 million for 2021. The growth in interest income resulted from higher loan balances, partially offset by the impact of lower securities balances, and yields on both loans and securities which increased in the second half of 2022. Our average loans and leases increased 23.3% to $5.67 billion in 2022 from $4.60 billion for 2021. The increase in loans reflected growth in SBLOC, IBLOC and investment advisor loans, SBA, direct lease financing and real estate bridge lending, partially offset by decreases in PPP loans. Small business loans have generally been comprised of SBA loans. However, in 2020 and 2021 they reflected balances of pandemic related PPP loans guaranteed by the U.S. government which repaid significant amounts of those loans in 2021, resulting in a decrease in that category. Substantially all PPP loans were repaid by year-end 2022, and no further such loans are anticipated. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA CRE loan payoffs. In the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $83.2 million increase in loan interest income on a tax equivalent basis, the largest increases were $37.3 million for REBL, $43.9 million for SBLOC, IBLOC and investment advisor financing, and $4.8 million for leasing. SBL loan interest in 2021 reflected $4.6 million of fees which were earned on a short-term line of credit to another institution to initially fund PPP loans which did not recur in 2022 and which are not expected to recur in the future. Our average investment securities were $859.2 million for 2022 compared to $1.06 billion for 2021, while related interest income decreased $3.1 million on a tax equivalent basis primarily reflecting a decrease in balances, partially offset by an increase in yields in the second half of the year. Yields on loans and securities increased in the second half of the year as a result of the impact of the Federal Reserve’s 2022 rate increases on variable rate obligations. While interest income increased by $86.2 million, interest expense increased by $48.2 million or 429.0% to $59.5 million in 2022 from $11.2 million in 2021 as loans, on a lagged basis, adjusted more fully than deposits to the higher rate environment.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2022 increased 20 basis points to 3.55% from 3.35% for 2021, as the increase in the yield on interest-earning assets was greater than the increase in the cost of funds. The average yield on our interest-earning assets increased to 4.40% from 3.53% for 2021, an increase of 87 basis points, while the cost of total deposits and interest-bearing liabilities increased to 0.92% for 2022 from 0.19% for 2021, an increase of 73 basis points. The yield on loans in total increased to 4.86% from 4.18%, an increase of 68 basis points, while the yield on taxable investment securities increased 28 basis points to 2.99% from 2.71%. In 2022, average demand and interest checking deposits amounted to $5.67 billion, compared to $5.32 billion in 2021, an increase of 6.6%, reflecting growth in debit, prepaid card account and other payments balances. The yield on those deposits increased to 0.70% in 2022 compared to 0.09% in 2021, reflecting the impact of 2022 Federal Reserve rate hikes. Savings and money market balances averaged $510.4 million in 2022 compared to $427.7 million in 2021 with an average 1.67% rate in 2022 compared to 0.14% in 2021. The $82.7 million increase in savings and money market between these respective periods reflected growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

Net Interest Income: 2021 compared to 2020. Our net interest income for 2021 increased to $210.9 million, an increase of $16.0 million, or 8.2%, from $194.9 million for 2020, reflecting an $11.3 million, or 5.4%, increase in interest income to $222.1 million from $210.8 million for 2020. The growth in interest income resulted primarily from higher loan balances, partially offset by the impact of lower securities balances, and lower yields on both loans and securities. Growth in interest income was also impacted by prepayments and payoffs of non-SBA commercial real estate loans which had been originated for securitization and are now held as interest-earning assets in “Commercial loans, at fair value” on the balance sheet. Income related to those prepayments and payoffs comprised the majority of the “Net realized and unrealized gains (losses) on commercial loans (at fair value)” in the income statement in 2021 and 2022. In the third quarter of 2021 we resumed origination of such non-SBA commercial real estate loans, which now comprise our real estate bridge lending portfolio. These loans are similar to those previously originated for securitization and are collateralized primarily by multi-family properties (apartment buildings). Our average loans and leases increased 16.8% to $4.60 billion in 2021 from $3.94 billion for 2020. The increase in loans reflected growth in SBLOC, IBLOC and investment advisor loans, SBA, direct lease financing and real estate bridge lending, partially offset by decreases in PPP loans. Small business loans have generally been comprised of SBA loans. However, in 2020 and 2021 they reflected balances of pandemic related PPP loans guaranteed by the U.S. government which repaid significant amounts of those loans in 2021, resulting in a decrease in that category. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA CRE loan payoffs. As noted previously, in the third quarter of 2021 we resumed originating such loans, referred to as real estate bridge loans. Of the total $21.6 million increase in loan interest income on a tax equivalent basis, the largest increases were $10.7 million for SBLOC, IBLOC and investment advisor financing, $7.1 million for SBL and $2.8 million for leasing. The increase in SBL loan interest reflected $4.6 million of fees which were earned on a short-term line of credit to another institution to initially fund PPP loans which are not expected to recur. Our average investment securities were $1.06 billion for 2021 compared to $1.32 billion for 2020, while related interest income decreased $9.2 million on a tax equivalent basis primarily reflecting a decrease in balances and secondarily reflecting a decrease in yields. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 rate decreases on variable rate obligations, partially offset by the impact of the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. While interest income increased by $11.3 million, interest expense decreased by $4.7 million or 29.4% to $11.2 million in 2021 from $15.9 million in 2020 as deposits also repriced to the lower rate environment. Decreases in deposit interest expense were partially offset by the full year impact of the senior debt issuance in August 2020.

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

Average Daily Balance. The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2022			2021
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs *	$5,670,957	$275,651	4.86%	$4,597,977	$192,338	4.18%
Leases-bank qualified**	3,479	235	6.75%	5,557	377	6.78%
Investment securities-taxable	855,629	25,598	2.99%	1,059,229	28,661	2.71%
Investment securities-nontaxable**	3,559	125	3.51%	3,757	130	3.46%
Interest-earning deposits at Federal Reserve Bank	479,791	6,762	1.41%	637,056	715	0.11%
Net interest-earning assets	7,013,415	308,371	4.40%	6,303,576	222,221	3.53%

Allowance for credit losses	(19,374)			(16,469)
Assets held-for-sale from discontinued operations	—	—	—	95,527	3,096	3.24%
Other assets	213,491			217,476
	$7,207,532			$6,600,110

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$5,670,818	$39,872	0.70%	$5,321,283	$5,022	0.09%
Savings and money market	510,370	8,524	1.67%	427,708	601	0.14%
Time	86,907	2,740	3.15%	—	—	—
Total deposits	6,268,095	51,136	0.82%	5,748,991	5,623	0.10%

Short-term borrowings	60,312	1,538	2.55%	19,958	49	0.25%
Repurchase agreements	41	—	—	41	—	—
Long-term borrowings	39,202	1,004	2.56%	—	—	—
Subordinated debt	13,401	658	4.91%	13,401	449	3.35%
Senior debt	98,865	5,118	5.18%	100,283	5,118	5.10%
Total deposits and liabilities	6,479,916	59,454	0.92%	5,882,674	11,239	0.19%

Other liabilities	54,374			100,627
Total liabilities	6,534,290			5,983,301

Shareholders' equity	673,242			616,809
	$7,207,532			$6,600,110

Net interest income on tax equivalent basis **		$248,917			$214,078

Tax equivalent adjustment		76			106

Net interest income		$248,841			$213,972

Net interest margin **			3.55%			3.35%

* Includes commercial loans, at fair value. All periods include non-accrual loans.
** Fully taxable equivalent basis, using 21% respective statutory Federal tax rates in 2022 and 2021.

NOTE: In the table above, the 2021 interest on loans reflects $4.6 million of interest and fees which were earned on a short-term line of credit to another institution to initially fund PPP loans, which did not materially increase average loans or assets and which are not expected to recur. Interest on loans in 2022 and 2021 also includes $514,000 and $5.8 million, respectively, of interest and fees on PPP loans. Increases in interest-earning deposits at the Federal Reserve Bank reflect increased deposits resulting from stimulus payments distributed to a large segment of the population, resulting from December 2020 federal legislation.

	Year ended December 31,
	2020
	Average		Average
	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs*	$3,931,758	$170,449	4.34%
Leases-bank qualified**	8,885	647	7.28%
Investment securities-taxable	1,317,031	37,822	2.87%
Investment securities-nontaxable**	4,412	145	3.29%
Interest-earning deposits at Federal Reserve Bank	381,290	1,885	0.49%
Net interest-earning assets	5,643,376	210,948	3.74%

Allowance for credit losses	(13,878)
Assets held-for-sale from discontinued operations	127,519	4,222	3.31%
Other assets	226,210
	$5,983,227

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$4,864,236	$11,356	0.23%
Savings and money market	291,204	442	0.15%
Time	79,439	1,483	1.87%
Total deposits	5,234,879	13,281	0.25%

Short-term borrowings	27,322	198	0.72%
Repurchase agreements	49	—	—
Subordinated debt	13,401	524	3.91%
Senior debt	38,532	1,913	4.96%
Total deposits and liabilities	5,314,183	15,916	0.30%

Other liabilities	137,983
Total liabilities	5,452,166

Shareholders' equity	531,061
	$5,983,227

Net interest income on tax equivalent basis **		$199,254

Tax equivalent adjustment		166

Net interest income		$199,088

Net interest margin **			3.45%

* Fully taxable equivalent basis, using a 21% statutory Federal tax rate.

** Includes commercial loans, at fair value. All periods include non-accrual loans.

NOTE: Interest on loans in 2020 includes $5.8 million of interest and fees on PPP loans.

In 2022 compared to 2021, average interest-earning assets increased to $7.01 billion, an increase of $709.8 million, or 11.3%. The increase reflected a $1.07 billion, or 23.3%, increase in average loans and leases. The increase in average loans reflected growth in SBLOC, IBLOC and investment advisor financing, small business (primarily SBA exclusive of short term PPP loans), direct lease financing and real estate bridge lending. Average balances of investment securities decreased $203.8 million, or 19.2%, reflecting the repayment of securities and the deferral of purchases in favor of reinvestment in higher rate environments. In 2022, average demand and interest checking deposits amounted to $5.67 billion, compared to $5.32 billion in 2021, an increase of 6.6%, reflecting growth in debit and prepaid card account balances. Savings and money market balances were reduced in December 2022, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The reductions were reflected in the $140.5 million balance at December 31, 2022, compared to $415.5 million at the prior year end.

In 2021 compared to 2020, average interest-earning assets increased to $6.30 billion, an increase of $660.2 million, or 11.7%. The increase reflected a $662.9 million, or 16.8%, increase in average loans and leases. The increase in average loans reflected growth in SBLOC, IBLOC and investment advisor financing, small business (primarily SBA exclusive of short term PPP loans), direct lease financing and real estate bridge lending. Average balances of investment securities decreased $258.5 million, or 19.6%, reflecting the prepayment of higher rate securities in a lower interest rate environment. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s March 2020 rate decreases on variable rate obligations, partially offset by the weighted average 4.8% interest rate floors on the non-SBA CRE loans, at fair value. In 2021, average demand and interest checking deposits amounted to $5.32 billion, compared to $4.86 billion in 2020, an increase of 9.4%, reflecting growth in debit and prepaid card account balances.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2020 through 2022 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2022 versus 2021			2021 versus 2020
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$49,176	$34,137	$83,313	$27,604	$(5,715)	$21,889
Bank qualified tax free leases net of
unearned discount	(140)	(2)	(142)	(228)	(42)	(270)
Investment securities-taxable	(5,885)	2,822	(3,063)	(7,073)	(2,088)	(9,161)
Investment securities-nontaxable	(7)	2	(5)	(23)	8	(15)
Interest-earning deposits	(132)	6,179	6,047	810	(1,980)	(1,170)
Assets held-for-sale from discontinued
operations	(3,096)	—	(3,096)	(1,038)	(88)	(1,126)
Total interest-earning assets	39,916	43,138	83,054	20,052	(9,905)	10,147
Interest expense:
Demand and interest checking	330	34,520	34,850	1,067	(7,401)	(6,334)
Savings and money market	138	7,785	7,923	189	(30)	159
Time	2,740	—	2,740	(741)	(742)	(1,483)
Total deposit interest expense	3,208	42,305	45,513	515	(8,173)	(7,658)
Short-term borrowings	264	1,225	1,489	(43)	(106)	(149)
Long-term borrowings	1,004	—	1,004	—	—	—
Subordinated debt	—	209	209	—	(75)	(75)
Senior debt	—	—	—	3,150	55	3,205
Total interest expense	4,476	43,739	48,215	3,622	(8,299)	(4,677)
Net interest income:	$35,440	$(601)	$34,839	$16,430	$(1,606)	$14,824

Provision for Credit Losses. Our provision for credit losses was $7.1 million for 2022, $3.1 million for 2021 and $6.4 million for 2020. Provisions are based on our evaluation of the adequacy of our allowance for credit losses, particularly in light of the estimated impact of charge-offs and the potential impact of current economic conditions which might impact our borrowers. The increased provision in 2022 reflected loan growth and the impact of the reclassification of discontinued loans to held for investment. In 2022, as a result of a loan reclassification from discontinued and held for sale to held for investment, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. Accordingly, a $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. Partially offsetting the current year provision was the second quarter $1.2 million provision reversal reflecting the impact of a downward qualitative factor adjustment in our CECL methodology. The downward adjustment resulted from a greater proportion of government guaranteed balances, compared to prior periods, in applicable small business loan pools, which are segregated on the basis of similar risk characteristics. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased one level for non-real estate SBL and leasing, increasing the provision for credit losses by approximately $890,000. Additionally, in the fourth quarter of 2022, reserves on specific problem leases were increased, comprising the majority of the $1.1 million annual increase in reserves on such loans. For additional related information see Note E to the consolidated financial statements. The reduction in 2021 compared to 2020 reflected the impact of lower net charge-offs and the reversal of charges in 2021 for economic factors related to the COVID-19 pandemic which were incurred in 2020. At December 31, 2022, our allowance for credit losses amounted to $22.4 million, or 0.41%, of total loans. We believe that our allowance is appropriate and supportable in providing for current and future expected losses, consistent with CECL guidance. For more information about our provision and allowance for credit losses and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2022 compared to 2021. Non-interest income was $105.7 million for 2022 compared to $104.7 million for 2021. The $934,000, or 0.9%, increase between those respective periods reflected the change in “Net realized and unrealized gains (losses) on commercial loans”, which decreased to a gain of $13.5 million from a gain of $14.9 million. The $1.4 million change reflected changes in the items comprising such gains and losses as follows. The $13.5 million “Net realized and unrealized gains on commercial loans, at fair value” for 2022 was comprised of the $3.5 million adjustment described under “Provision for Credit Losses” above, $15.1 million of non-SBA CRE bridge loan repayment related income and $964,000 of hedge gains, partially offset by $6.1 million of fair value losses. The majority of those fair value losses reflected a $4.0 million third quarter 2022 charge on a loan collateralized by a movie theater as described in the first section of “Note E-Loans” to the consolidated financial statements. The $14.9 million “Net realized and unrealized gains on commercial loans, at fair value” for 2021 was comprised of $12.9 million of non-SBA CRE bridge loan repayment related income, $1.7 million of hedge gains, and $285,000 of unrealized fair value gains. Prepaid and debit card and related fees increased $2.6 million, or 3.5%, to $77.2 million for 2022 from $74.7 million for 2021. The increase reflected higher transaction volume. Those fees in 2021 and 2022 were impacted by an affinity client relationship transitioning to its own bank, which offset growth in other debit and prepaid card account programs. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. Automated Clearing House (“ACH”), card and other payment processing fees increased $1.4 million, or 18.7%, to $8.9 million for 2022 compared to $7.5 million for 2021, primarily reflecting increased ACH volume. Leasing related income decreased $1.6 million, or 25.3%, to $4.8 million for 2022 from $6.5 million for 2021. The reduction reflected decreased volume, as 2021 was impacted by the reopening of vehicle auctions after pandemic closures. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages. Other non-interest income decreased $68,000, or 5.5%, to $1.2 million in 2022 from $1.2 million in 2021.

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

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the year ended December 31,
	2022	2021	Increase (Decrease)	Percent Change
	(dollars in thousands)
Salaries and employee benefits	$105,368	$105,998	$(630)	(0.6)%
Depreciation and amortization	2,902	2,903	(1)	—
Rent and related occupancy cost	5,193	5,016	177	3.5
Data processing expense	4,972	4,664	308	6.6
Printing and supplies	428	371	57	15.4
Audit expense	1,526	1,469	57	3.9
Legal expense	3,878	6,848	(2,970)	(43.4)
Legal settlement	1,152	—	1,152	100.0
Civil money penalty	1,750	—	1,750	100.0
Amortization of intangible assets	398	398	—	—
FDIC insurance	3,270	5,586	(2,316)	(41.5)
Software	16,211	15,659	552	3.5
Insurance	5,026	3,896	1,130	29.0
Telecom and IT network communications	1,457	1,569	(112)	(7.1)
Consulting	1,262	1,426	(164)	(11.5)
Other	14,709	12,547	2,162	17.2
Total non-interest expense	$169,502	$168,350	$1,152	0.7%

Non-Interest Expense: 2022 compared to 2021. Total non-interest expense in 2022 was $169.5 million, an increase of $1.2 million, or 0.7%, from the $168.4 million in 2021. Salaries and employee benefits expense decreased to $105.4 million, a decrease of $630,000, or 0.6%, from $106.0 million for 2021. Lower salary expense in 2022 reflected lower incentive compensation expense, including equity compensation, and higher compliance and IT and cybersecurity expense, primarily related to the payments business. While cash incentive compensation, which increases expense during the current period, was decreased in 2022, the total fair value at date of grant of 2022 stock awards was increased and will be recognized over vesting periods. Please see “Note M-Stock Based Compensation.” Depreciation and amortization decreased $1,000, or 0.0%, to $2.9 million in 2022 from $2.9 million in 2021. Rent and occupancy increased $177,000, or 3.5%, to $5.2 million in 2022 from $5.0 million in 2021. Data processing expense increased $308,000, or 6.6%, to $5.0 million in 2022 from $4.7 million in 2021, reflecting higher electronic banking related volume. Printing and supplies increased $57,000, or 15.4%, to $428,000 in 2022 from $371,000 in 2021. Audit expense increased $57,000, or 3.9%, to $1.5 million in 2022 from $1.5 million in 2021, reflecting an increase in rates. Legal expense decreased $3.0 million, or 43.4%, to $3.9 million for 2022 from $6.8 million in 2021, reflecting decreased legal costs associated with the Cascade matter and SEC inquiries. As described in Note 14 to the consolidated financial statements in Form 10Q for the three months ended June 30, 2022, a Cascade-related legal settlement resulted in a $1.2 million charge in that period. In 2022, there were also reduced legal costs for two fact-finding inquiries by the SEC. As described in Note 14 to the consolidated financial statements in Form 10Q for the three months ended September 30, 2022, one of those inquiries resulted in a $1.75 million charge in that period. FDIC insurance expense decreased $2.3 million, or 41.5%, to $3.3 million for 2022 from $5.6 million in 2021, primarily due to a reduction in the Bank’s assessment rate. The reduction in rate primarily reflected the impact of the reclassification of certain of our deposits from brokered to non-brokered. Prior to the insurance rate reduction in the second half of 2021 to less than 10 basis points annually of average liabilities, the rate approximated 16 basis points. In October 2022, the FDIC adopted a proposal to increase assessments on all depository institutions by 2 basis points for full year 2023. Based on an estimated $7.5 billion of assets, FDIC insurance expense is expected to increase approximately $1.5 million for full year 2023. We believe that the insurance rate will continue to be lower than the 16 basis points in effect prior to June 2021. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced insurance rates will continue. Software expense increased $552,000, or 3.5%, to $16.2 million in 2022 from $15.7 million in 2021. The increase reflected expenditures for information technology to improve efficiency and scalability, including expenses related to cybersecurity. Insurance expense increased $1.1 million, or 29.0%, to $5.0 million in 2022 from $3.9 million in 2021, reflecting higher rates, especially for cyber insurance. Telecom and IT network communications expense decreased $112,000, or 7.1%, to $1.5 million in 2022 from $1.6 million in 2021. Consulting expense decreased $164,000, or 11.5%, to $1.3 million in 2022 from $1.4 million in 2021. Other non-interest expense increased $2.2 million, or 17.2%, to $14.7 million in 2022 from $12.5 million in 2021. The $2.2 million increase reflected a $1.1 million increase in travel expenses, as travel increased post-pandemic.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the year ended December 31,
	2021	2020	Increase (Decrease)	Percent Change
	(dollars in thousands)
Salaries and employee benefits	$105,998	$101,737	$4,261	4.2%
Depreciation and amortization	2,903	3,202	(299)	(9.3)
Rent and related occupancy cost	5,016	5,541	(525)	(9.5)
Data processing expense	4,664	4,712	(48)	(1.0)
Printing and supplies	371	514	(143)	(27.8)
Audit expense	1,469	1,061	408	38.5
Legal expense	6,848	5,141	1,707	33.2
Amortization of intangible assets	398	556	(158)	(28.4)
FDIC insurance	5,586	9,808	(4,222)	(43.0)
Software	15,659	14,028	1,631	11.6
Insurance	3,896	2,818	1,078	38.3
Telecom and IT network communications	1,569	1,623	(54)	(3.3)
Consulting	1,426	1,361	65	4.8
Other	12,547	12,745	(198)	(1.6)
Total non-interest expense	$168,350	$164,847	$3,503	2.1%

Non-Interest Expense: 2021 compared to 2020. Total non-interest expense in 2021 was $168.4 million, an increase of $3.5 million, or 2.1%, from the $164.8 million in 2020. Salaries and employee benefits expense increased to $106.0 million, an increase of $4.3 million, or 4.2%, from $101.7 million for 2020. Higher salary expense in 2021 reflected higher incentive compensation expense, including equity compensation, and higher compliance expense, primarily related to the payments business. Depreciation and amortization decreased $299,000, or 9.3%, to $2.9 million in 2021 from $3.2 million in 2020 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $525,000, or 9.5%, to $5.0 million in 2021 from $5.5 million in 2020, reflecting a reduction in leased space and a relocation to lower cost space. Data processing expense decreased $48,000, or 1.0%, to $4.7 million in 2021 from $4.7 million in 2020. Printing and supplies decreased $143,000, or 27.8%, to $371,000 in 2021 from $514,000 in 2020, reflecting fewer paper based accounts and processes. Audit expense increased $408,000, or 38.5%, to $1.5 million in 2021 from $1.1 million in 2020, reflecting an increase in rates. Legal expense increased $1.7 million, or 33.2%, to $6.8 million for 2021 from $5.1 million in 2020, reflecting increased costs associated with the Cascade matter and two fact-finding inquiries by the SEC as described in Note O to the consolidated financial statements. Amortization of intangible assets decreased $158,000, or 28.4%, to $398,000 for 2021 from $556,000 for 2020. The decrease represented the full amortization in 2020 of software rights acquired in 2012. FDIC insurance expense decreased $4.2 million, or 43.0%, to $5.6 million for 2021 from $9.8 million in 2020, primarily due to a reduction in the Bank’s assessment rate. The reduction in rate primarily reflected the impact of the reclassification of certain of our deposits from brokered to non-brokered. Prior to the insurance rate reduction in the second half of 2021 to less than 10 basis points annually of average liabilities, the rate approximated 16 basis points. We believe that the insurance rate will continue to be lower than the 16 basis points in 2022. However, the rate is subject to multiple factors which may significantly change the amount assessed. Accordingly, we cannot assure you that reduced insurance rates will continue. Software expense increased $1.6 million, or 11.6%, to $15.7 million in 2021 from $14.0 million in 2020 which reflected expenditures for information technology to improve efficiency and scalability, including expenses related to remote operations and cybersecurity and upgrades for SBA loan processing. Insurance expense increased $1.1 million, or 38.3%, to $3.9 million in 2021 from $2.8 million in 2020, reflecting higher rates. Telecom and IT network communications expense decreased $54,000, or 3.3%, to $1.6 million in 2021 from $1.6 million in 2020. Consulting expense increased $65,000, or 4.8%, to $1.4 million in 2021 from $1.4 million in 2020. Other non-

interest expense decreased $198,000, or 1.6%, to $12.5 million in 2021 from $12.7 million in 2020. The $198,000 decrease reflected a $156,000 reduction in travel expenses.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $47.7 million, $33.7 million and $27.7 million, respectively, for 2022, 2021 and 2020. The effective tax rate of 26.8% in 2022 compared to 23.4% in 2021 and 25.6% in 2020. The higher effective tax rate in 2022 reflected the impact of a non-deductible $1.8 million civil money penalty. The lower effective rate in 2021 reflected the impact of tax benefits related to stock-based compensation resulting from the increase in the Company’s stock price. The difference between those rates and the federal statutory rate of 21% also reflected the impact of state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the foreseeable future. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $424.3 million for the fourth quarter of 2022, compared to the prior year fourth quarter average of $208.1 million.

Our primary source of funding has been deposits. Average deposits in 2022 increased by $519.1 million, or 9.0%, to $6.27 billion compared to the prior year. Balances in both years reflected the temporary impact of government stimulus payments and growth in other debit and prepaid card account balances, partially offset by the impact of a client relationship transitioning to its own bank in 2021. Average savings and money market account balances increased $82.7 million between those periods, reflecting growth in interest-bearing accounts offered by our affinity group clients to prepaid and debit card account customers Savings and money market balances were reduced in December 2022, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Additionally, $86.9 million of average time deposits were utilized in 2022 as loan growth exceeded deposit growth in other deposit categories. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

Our primary source of liquidity is available-for-sale securities which amounted to $766.0 million at December 31, 2022 compared to $953.7 million at December 31, 2021. In excess of $350 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our Federal Home Loan Bank (“FHLB”) line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2021. As a result, at December 31, 2022 outstanding loans amounted to $5.49 billion, compared to $3.75 billion at the prior year end, an increase of $1.74 billion, which was partially funded by deposits, and prepayments on securities and commercial loans, at fair value. Commercial loans, at fair value decreased to $589.1 million from $1.39 billion between those respective dates, a decrease of $799.3 million, which also provided funding for other loan categories. In 2019 and previous years, commercial loans, at fair value were generally originated for sale into securitizations at six month intervals, but in 2020 we decided to retain such loans on the balance sheet. After we suspended originating such loans after first quarter 2020, we resumed originating non-SBA CRE loans in the third quarter of 2021. Those new originations are reported as real estate bridge lending. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are generated by third parties and were, prior to June 30, 2021, classified as brokered by the FDIC. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of December 31, 2022, approximately $2.39 billion of our total deposit accounts of $7.03 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts, should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

We focus on customer service which we believe has resulted in a history of customer loyalty. Stability, lower cost compared to certain other funding sources and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems. Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2022. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts including prepaid and debit card accounts comprise the majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of December 31, 2022, we had a line of credit with the Federal Reserve which approximated $1 billion, which may be collateralized by various types of loans, but which we generally did not use prior to the pandemic. To mitigate the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent remaining collateral value exceeds advances. Additionally, we have pledged in excess of $1 billion of multi-family apartment loans to the FHLB, with in excess of $1 billion of availability on our line of credit, which we can access at any time. As noted previously, that line may be increased by $350 million by pledging our U.S. government agency securities. As of December 31, 2022, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve, which, with the $350 million of U.S. government agency securities, represent our most readily accessible liquidity sources. We actively monitor our positions and contingent funding sources daily. Included in our cash and cash-equivalents at December 31, 2022, were $864.1 million of interest-earning deposits, which primarily consisted of deposits with the Federal Reserve. These amounts may vary on a daily basis.

In 2022, $161.1 million of securities sales and repayments exceeded purchases of $24.2 million. In 2021, $492.3 million of securities sales and repayments exceeded purchases of $259.1 million. In 2020, $233.8 million of securities sales and repayments exceeded purchases of $34.7 million. As shown in the consolidated statements of cash flows, cash required to fund loans was $1.68 billion in 2022, $1.10 billion in 2021 and $836.2 million in 2020.

At December 31, 2022, we had outstanding commitments to fund loans, including unused lines of credit, of $1.98 billion, the vast majority of which are SBLOC lines of credit which are variable rate. We attempt to increase such line usage; however, usage percentages have been historically consistent and the majority of these lines of credit have historically not been drawn. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. Accordingly, the funding requirements for such commitments occur on a measured basis over time and are expected to be funded by deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consist principally of cash needed to make required interest payments on our trust preferred securities and senior debt. Our sources of liquidity consist primarily of dividends from the Bank to the holding company. In the third quarter of 2020, holding company cash was increased by approximately $98.2 million as a result of the net proceeds of a senior debt offering. As of December 31, 2022, we had cash reserves of approximately $18.7 million at the holding company. The semi-annual interest payments on $100.0 million of senior debt issued by the holding company are approximately $2.4 million based on a fixed rate of 4.75%. Current quarterly interest payments on the $13.4 million of subordinated debentures are approximately $250,000 based on a floating rate of 3.25% over LIBOR. The senior debt matures in August 2025 and the subordinated debentures mature in March 2038. In lieu of repayment of debt from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt. In the fourth quarter of 2022, the Bank began paying dividends to the holding company to pay interest on these obligations and to fund ongoing common stock repurchases. Such repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $25.0 million per quarter in 2023 continue, they will likely continue to be funded by dividends from the Bank to the holding company.

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized.” The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. Tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2022, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2021
The Bancorp, Inc.	10.40%	14.72%	15.13%	14.72%
The Bancorp Bank, National Association	10.98%	15.48%	15.88%	15.48%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. Our largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of rate increases, interest-earning assets tend to adjust more fully to rate increases at contractual pricing intervals which may be monthly or up to several years. Most of our loans and securities reprice monthly or quarterly, although some reprice over longer periods. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. At December 31, 2022, the vast majority of floors had been exceeded.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2022. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The largest segments of loans subject to interest rate floors are the majority of non-SBA commercial loans, at fair value, REBL and IBLOC loans, which totaled approximately $442.4 million, $1.67 billion, and $1.12 billion at December 31, 2022, respectively. As of that date, floors were mostly exceeded. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$512,712	$22,537	$18,729	$32,114	$3,051
Loans, net of deferred loan fees and costs	4,304,417	101,098	311,383	574,173	195,782
Investment securities	425,790	30,986	156,971	67,875	84,394
Interest-earning deposits	864,126	—	—	—	—
Total interest-earning assets	6,107,045	154,621	487,083	674,162	283,227

Interest-bearing liabilities:
Transaction accounts as adjusted*	3,279,809	—	—	—	—
Savings and money market	140,496	—	—	—	—
Time deposits	330,000	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	99,050	—	—
Total interest-bearing liabilities	3,763,748	—	99,050	—	—
Gap	$2,343,297	$154,621	$388,033	$674,162	$283,227
Cumulative gap	$2,343,297	$2,497,918	$2,885,951	$3,560,113	$3,843,340
Gap to assets ratio	30%	2%	5%	8%	4%
Cumulative gap to assets ratio	30%	32%	37%	45%	49%

* Transaction accounts are comprised primarily of demand deposits. While demand deposits are non-interest-bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations. Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of the aforementioned interest rate floors, interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the potential impact of interest rate changes and the behavioral response of the consolidated balance sheet to those changes. Market Value of Portfolio Equity (“MVPE”) represents the modeled fair value of the net present portfolio value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at December 31, 2022, with the exception of the decrease of 200 basis points in the net interest income scenario, which was minimally out of the range. While our modeling suggests that increases in market rates of 100 and 200 basis points will have a positive impact on margin (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at		Net interest income
	December 31, 2022		December 31, 2022
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$1,333,429	7.51%	$392,908	15.04%
+100 basis points	1,285,930	3.68%	367,206	7.52%
Flat rate	1,240,320	—	341,530	—
-100 basis points	1,190,180	(4.04)%	315,465	(7.63)%
-200 basis points	1,137,194	(8.31)%	289,691	(15.18)%

If we should experience a mismatch in our desired gap ranges, or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such a mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities. We continue to evaluate market conditions and may change our current interest rate strategy in response to changes in those conditions. For instance, as market rates continue their upward trend, we may increase securities purchases to lock in higher rates. Such purchases would decrease our asset sensitivity, should rates continue to increase after such purchases.

Financial Condition

General. Our total assets at December 31, 2022 were $7.90 billion, of which our total loans and commercial loans, at fair value from continuing operations were $6.08 billion and investment securities available-for-sale were $766.0 million. At December 31, 2021, our total assets were $6.84 billion, of which our total loans and commercial loans, at fair value from continuing operations were $5.14 billion and investment securities available-for-sale were $953.7 million. The increase in total assets at December 31, 2022 reflected increases in loans including increases in SBLOC and IBLOC, real estate bridge lending (apartment building loans), leasing, investment advisor financing and SBA loans, net of the impact of the repayment of short-term PPP loans. The increases in loans were partially offset by decreases in securities available-for-sale. In recent periods, we limited securities purchases which would have replaced repayments or grown balances, as a result of the relatively low interest rate environment. As a result of increases in interest rates, increased purchases of securities will be considered.

Interest-earning Deposits and Federal Funds Sold. At December 31, 2022, we had a total of $864.1 million of interest-earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2021, we had $596.4 million of such balances. The increase reflected net deposit inflows which vary on a daily basis.

Investment Portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities available-for-sale decreased to $766.0 million on December 31, 2022, a decrease of $187.7 million, or 19.7%, from a year earlier. The decrease reflected prepayments on higher rate securities as a result of the lower rate environment.

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

The four securities transferred to available-for-sale and their values as of December 31, 2020 were as follows: a trust preferred unrated security issued by an insurance company with a book value of $10.0 million and a fair value of $6.8 million; and three securities which were subsequently repaid.

Under the accounting guidance related to current expected credit loss (“CECL”), changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit losses in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the years ended December 31, 2022 and 2021, we recognized no credit-related losses on our portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2022 and 2021, our investments were all categorized as available-for-sale (in thousands).

	December 31, 2022
	Amortized	Fair
	cost	value
U.S. Government agency securities	$29,859	$28,381
Asset-backed securities	343,885	334,009
Tax-exempt obligations of states and political subdivisions	3,560	3,499
Taxable obligations of states and political subdivisions	45,668	44,011
Residential mortgage-backed securities	150,135	139,820
Collateralized mortgage obligation securities	43,858	41,783
Commercial mortgage-backed securities	179,977	166,813
Corporate debt securities	10,000	7,700
	$806,942	$766,016

	December 31, 2021
	Amortized	Fair
	cost	value
U.S. Government agency securities	$36,182	$37,302
Asset-backed securities	360,332	360,418
Tax-exempt obligations of states and political subdivisions	3,559	3,731
Taxable obligations of states and political subdivisions	45,984	48,406
Residential mortgage-backed securities	179,778	184,301
Collateralized mortgage obligation securities	60,778	61,861
Commercial mortgage-backed securities	248,599	251,076
Corporate debt securities	10,000	6,614
	$945,212	$953,709

Investments in FHLB, Atlantic Central Bankers Bank, and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million at December 31, 2022 and $1.7 million at December 31, 2021. Each of these institutions require their member banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September of 2022. While a fixed stock amount is required by each of these institutions, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

We pledge loans against our line of credit at the FHLB and had no securities pledged against that line as of December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, no investment securities were encumbered through pledging or otherwise.

Of the six securities we owned resulting from our securitizations all have been repaid except those from CRE-2. As of December 31, 2022, the principal balance of the security we own issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of the one remaining senior tranche. Our $12.6 million security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral properties supporting the three remaining loans were re-appraised between 2020 and 2022. The updated appraised value is approximately $57.3 million, which is net of $1.7 million due to the servicer. The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June of 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $25.9 million July 2022 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Bank owned tranche while the servicer continues to advance interest, keeping the CRE-2 security current.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2022 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$7,845	2.40%	$10,072	4.10%	$10,464	3.29%	$28,381
Asset-backed securities	5,309	6.10%	—	—	162,432	6.18%	166,268	6.36%	334,009
Tax-exempt obligations of states and political subdivisions *	662	2.60%	2,837	2.81%	—	—	—	—	3,499
Taxable obligations of states and political subdivisions	2,020	4.99%	40,853	3.23%	1,138	4.33%	—	—	44,011
Residential mortgage-backed securities	—	—	40,120	2.47%	14,130	3.05%	85,570	2.87%	139,820
Collateralized mortgage obligation securities	—	—	327	1.87%	7,111	2.63%	34,345	3.53%	41,783
Commercial mortgage-backed securities	9,592	1.60%	44,917	2.61%	33,152	3.20%	79,152	3.62%	166,813
Corporate debt securities	—	—	—	—	—	—	7,700	7.60%	7,700
Total	$17,583		$136,899		$228,035		$383,499		$766,016
Weighted average yield		3.39%		2.74%		5.34%		4.70%

* If adjusted to their taxable equivalents, yields would approximate 3.29% for zero to one year and 3.56% for one to five years at a Federal tax rate of 21%. The average yields in the above table were computed based upon a weighted average yield of the securities outstanding in each category.

Commercial Loans, at Fair Value. Commercial loans, at fair value are comprised of non-SBA CRE loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020. These loans are now being held on the balance sheet and continue to be accounted for at fair value. Non-SBA CRE loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis. Commercial loans, at fair value decreased to $589.1 million at December 31, 2022 from $1.39 billion at December 31, 2021 reflecting the impact of repayments. In the third quarter of 2021 we resumed originating non-SBA CRE loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost. See the table below prefaced by the introduction: “Commercial real estate loans, primarily bridge loans, excluding SBA loans…”.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018

SBL non-real estate	$108,954	$147,722	$255,318	$84,579	$76,340
SBL commercial mortgage	474,496	361,171	300,817	218,110	165,406
SBL construction	30,864	27,199	20,273	45,310	21,636
Small business loans	614,314	536,092	576,408	347,999	263,382
Direct lease financing	632,160	531,012	462,182	434,460	394,770
SBLOC / IBLOC *	2,332,469	1,929,581	1,550,086	1,024,420	785,303
Advisor financing **	172,468	115,770	48,282	—	—
Real estate bridge lending	1,669,031	621,702	—	—	—
Other loans***	61,679	5,014	6,426	7,609	48,138
	5,482,121	3,739,171	2,643,384	1,814,488	1,491,593
Unamortized loan fees and costs	4,732	8,053	8,939	9,757	10,383
Total loans, net of unamortized loan fees and costs	$5,486,853	$3,747,224	$2,652,323	$1,824,245	$1,501,976

The following table shows SBL loans and SBL loans held at fair value for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018

SBL loans, including costs net of deferred fees of $7,327 and $5,345 for December 31, 2022 and December 31, 2021, respectively	$621,641	$541,437	$577,944	$352,214	$270,860
SBL loans included in commercial loans, at fair value	146,717	199,585	243,562	220,358	199,977
Total small business loans ****	$768,358	$741,022	$821,506	$572,572	$470,837

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At December 31, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.12 billion and $788.3 million.

** In 2020, we began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $2.6 million and $322,000 at December 31, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial. December 31, 2022 includes $50.4 million of balances previously included in discontinued assets including $18.8 million of residential loans with the balance comprised of commercial loans.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated (in thousands).

The following table summarizes our small business loan portfolio, including loans held at fair value, by loan category as of December 31, 2022 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(a)	$374,980
Paycheck Protection Program loans (PPP)(a)	4,540
Commercial mortgage SBA(b)	248,247
Construction SBA(c)	10,017
Non-guaranteed portion of U.S. government guaranteed 7a loans(d)	100,273
Non-SBA small business loans	22,975
Total principal	761,032
Unamortized fees and costs	7,326
Total small business loans	$768,358

(a)This is the portion of SBA 7a loans (7a) and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan to value percentages (LTV), generally 50-60%, to which the Bank adheres.

(c)Of the $10.0 million in Construction SBA loans, $8.7 million are 504 first mortgages with an origination date LTV of 50-60% and $1.3 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $100.3 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by loan type as of December 31, 2022 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels and motels	$79,278	$71	$20	$79,369	21%
Car washes	17,540	1,453	109	19,102	5%
Full-service restaurants	12,341	2,964	1,572	16,877	4%
Lessors of nonresidential buildings	15,924	—	—	15,924	4%
Child day care services	14,010	267	1,183	15,460	4%
Outpatient mental health and substance abuse centers	15,213	—	—	15,213	4%
Funeral homes and funeral services	10,606	—	48	10,654	3%
Assisted living facilities for the elderly	9,842	—	—	9,842	3%
Offices of lawyers	9,269	—	—	9,269	2%
Packaged frozen food merchant wholesalers	8,527	—	—	8,527	2%
Gasoline stations with convenience stores	8,122	—	—	8,122	2%
Lessors of other real estate property	7,957	—	—	7,957	2%
Fitness and recreational sports centers	5,654	—	1,949	7,603	2%
General Warehousing and Storage	6,835	—	—	6,835	2%
Plumbing, heating, and air-conditioning contractors	5,683	—	987	6,670	2%
Limited-service restaurants	959	1,954	2,442	5,355	1%
Other miscellaneous durable goods merchant wholesalers	4,856	—	27	4,883	1%
Lessors of residential buildings and dwellings	4,865	—	—	4,865	1%
Other spectator sports	4,722	—	—	4,722	1%
All other amusement and recreation industries	4,249	33	294	4,576	1%
Gas stations	4,098	—	—	4,098	1%
Offices of dentists	2,638	652	70	3,360	1%
Other warehousing and storage	3,142	—	—	3,142	1%
Vocational rehabilitation services	3,090	—	—	3,090	1%
Other**	74,483	2,622	28,892	105,997	29%
Total	$333,903	$10,016	$37,593	$381,512	100%

* Of the SBL commercial mortgage and SBL construction loans, $85.3 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

** Loan types less than $3.0 million are spread over a hundred different classifications such as Commercial Printing, Pet and Pet Supplies Stores, Securities Brokerage, etc.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans and PPP loans, by state as of December 31, 2022 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$64,878	$—	$4,180	$69,058	$18%
California	60,704	2,964	3,215	66,883	18%
North Carolina	39,629	6,975	2,062	48,666	13%
New York	24,520	—	5,122	29,642	8%
Pennsylvania	17,574	—	780	18,354	5%
Georgia	15,567	—	1,538	17,105	4%
Illinois	14,645	—	1,340	15,985	4%
New Jersey	11,952	—	3,408	15,360	4%
Texas	12,055	—	3,238	15,293	4%
Tennessee	14,110	—	326	14,436	4%
Colorado	11,832	—	1,245	13,077	3%
Ohio	10,977	—	498	11,475	3%
Connecticut	10,264	—	420	10,684	3%
Virginia	8,335	—	1,008	9,343	2%
Michigan	4,262	—	448	4,710	1%
Other States	12,599	77	8,765	21,441	6%
Total	$333,903	$10,016	$37,593	$381,512	$100%

* Of the SBL commercial mortgage and SBL construction loans, $85.3 million represents the total of the non-guaranteed portion of SBA 7a loans and non-SBA loans. The balance of those categories represents SBA 504 loans with 50%-60% origination date loan-to-values.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held at fair value, as of December 31, 2022 (in thousands):

Type	State	SBL commercial mortgage
Mental health and substance abuse center	Florida	$10,063
Hotel	Florida	8,628
Lawyer's office	California	8,402
General warehousing and storage	Pennsylvania	6,835
Hotel	North Carolina	6,793
Hotel	Florida	5,825
Hotel	New York	5,819
Hotel	North Carolina	5,712
Mental health and substance abuse center	Connecticut	5,150
Assisted living facility	Florida	4,935
Total		$68,162

Commercial real estate loans, primarily bridge loans, excluding SBA loans, are as follows including LTV at origination as of December 31, 2022 (dollars in thousands).

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)*	130	$1,669,031	72%	7.69%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)*	22	$355,289	76%	7.52%
Hospitality (hotels and lodging)	4	36,459	65%	8.04%
Retail	3	42,301	72%	7.30%
Other	3	10,469	73%	5.20%
	32	444,518	74%	7.49%
Fair value adjustment		(2,092)
Total non-SBA commercial real estate loans, at fair value		442,426
Total commercial real estate loans		$2,111,457	73%	7.65%

*In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily bridge loans excluding SBA loans, by state as of December 31, 2022 (in thousands):

	Balance	Origination date LTV
Texas	$760,279	74%
Georgia	231,831	71%
Florida	216,975	71%
Tennessee	98,056	72%
Ohio	95,546	69%
Michigan	73,278	70%
Indiana	63,963	75%
Alabama	61,831	72%
Other States each <$55 million	509,698	73%
Total	$2,111,457	74%

The following table summarizes our 15 largest commercial real estate loans, primarily bridge loans, excluding SBA loans, as of December 31, 2022 (in thousands). All these loans are multi-family apartment loans.

	Balance	Origination date LTV
Texas	$41,544	75%
Texas	39,400	75%
Texas	39,344	79%
Texas	38,625	72%
Tennessee	37,380	72%
Texas	37,258	80%
Michigan	35,940	62%
Florida	32,441	72%
Texas	31,780	67%
Michigan	31,163	79%
Tennessee	30,361	71%
Missouri	30,000	72%
Texas	29,895	62%
Ohio	29,150	74%
Texas	28,651	77%
15 Largest loans	$512,932	73%

The following table summarizes our institutional banking portfolio by type as of December 31, 2022 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$1,209,382	48%
Insurance backed lines of credit (IBLOC)	1,123,087	45%
Advisor financing	172,468	7%
Total	$2,504,937	100%

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

The following table summarizes our top 10 SBLOC loans as of December 31, 2022 (in thousands):

	Principal amount	% Principal to collateral
	$20,278	55%
	18,000	41%
	12,967	32%
	9,465	34%
	9,377	66%
	9,035	45%
	8,544	62%
	7,906	73%
	7,267	38%
	6,096	39%
Total and weighted average	$108,935	48%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, nine insurance companies have been approved and, as of December 1, 2022, all were rated A- or better by AM BEST.

The following table summarizes our direct lease financing portfolio* by type as of December 31, 2022 (in thousands):

	Principal balance	% Total
Construction	$114,623	18%
Government agencies and public institutions**	99,174	16%
Waste management and remediation services	68,576	11%
Real estate and rental and leasing	58,677	9%
Retail trade	49,064	8%
Transportation and warehousing	33,447	5%
Health care and social assistance	32,375	5%
Finance and insurance	30,844	5%
Professional, scientific, and technical services	19,343	3%
Manufacturing	17,834	3%
Wholesale trade	17,785	3%
Educational services	8,025	1%
Mining, quarrying, and oil and gas extractions for oil and gas operations	4,441	1%
Other	77,952	12%
Total	$632,160	100%

* Of the total $632.2 million of direct lease financing, $551.8 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of December 31, 2022 (in thousands):

	Principal balance	% Total
Florida	$88,061	14%
California	67,689	11%
Utah	64,613	10%
New Jersey	42,059	7%
Pennsylvania	41,193	7%
New York	29,485	5%
North Carolina	28,752	5%
Texas	27,856	4%
Maryland	26,728	4%
Connecticut	22,597	4%
Washington	16,417	3%
Idaho	15,316	2%
Georgia	14,424	2%
Illinois	11,720	2%
Ohio	10,988	2%
Alabama	10,679	2%
Other States	113,583	16%
Total	$632,160	100%

The following table presents selected loan categories by maturity for the periods indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. Please see “Asset and Liability Management” which addresses interest rate risk.

	December 31, 2022
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(in thousands)
SBL non-real estate	$8,677	$37,289	$118,136	$1,369	$165,471
SBL commercial mortgage	25,297	14,867	130,708	400,786	571,658
SBL construction	1,707	—	—	29,522	31,229
Leasing	124,072	482,177	25,911	—	632,160
SBLOC/IBLOC	2,332,469	—	—	—	2,332,469
Advisor financing	—	35,664	136,804	—	172,468
Real estate bridge lending	—	1,669,031	—	—	1,669,031
Other loans	30,320	4,350	7,895	16,519	59,084
Loans at fair value excluding SBL	412,547	28,695	—	1,184	442,426
	$2,935,089	$2,272,073	$419,454	$449,380	$6,075,996

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$4,540	$—	$—	$4,540
Leasing		482,177	25,911	—	508,088
Advisor financing		35,664	136,804	—	172,468
Other loans		3,746	323	16,519	20,588
Loans at fair value excluding SBL		28,695	—	—	28,695
Total loans at fixed rates		554,822	163,038	16,519	734,379

Variable rates
SBL non-real estate		32,749	118,136	1,369	152,254
SBL commercial mortgage		14,867	130,708	400,786	546,361
SBL construction		—	—	29,522	29,522
Real estate bridge lending		1,669,031	—	—	1,669,031
Other loans		604	7,572	—	8,176
Loans at fair value excluding SBL		—	—	1,184	1,184
Total at variable rates		1,717,251	256,416	432,861	2,406,528

Total		$2,272,073	$419,454	$449,380	$3,140,907

Allowance for Credit Losses. We review the adequacy of our allowance for credit losses on at least a quarterly basis to determine a provision for credit losses to maintain our allowance at a level we believe is appropriate to recognize current expected credit losses. Our Chief Credit Officer oversees the loan review department, which measures the adequacy of the allowance for credit losses independently of loan production officers. A description of loan review coverage is summarized in Note E to the consolidated financial statements which also provides a description of the methodology by which our quarterly provision for credit losses is determined.

We performed a strategic evaluation of our businesses in the third quarter of 2014 and decided to discontinue our Philadelphia commercial lending operations to focus on specialty finance lending. We have since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts had concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”.

Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. As noted above, in the first quarter of 2022 the loans previously in discontinued operations were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. Accordingly, a $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

At December 31, 2022, the allowance for credit losses amounted to $22.4 million, which represented a $4.6 million increase compared to the $17.8 million at December 31, 2021. In addition to the increase resulting from the reclassification of discontinued loans noted above, the increase reflected the impact of loan growth and other factors on the CECL model which was offset by allowance reductions as described in “Provision for Credit Losses” and Note E to the consolidated financial statements. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At December 31, 2022, there were 11 troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $637,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

The following table presents delinquencies by type of loan for December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge lending	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge lending	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

Although we consider our allowance for credit losses to be appropriate and supportable based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases.

The following table presents an allocation of the allowance for credit losses among the types of loans or leases in our portfolio at December 31, 2022, 2021, 2020, 2019 and 2018 (in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,028	1.99%	$5,415	3.95%	$5,060	9.66%
SBL commercial mortgage	2,585	8.66%	2,952	9.66%	3,315	11.38%
SBL construction	565	0.56%	432	0.73%	328	0.77%
Direct lease financing	7,972	11.53%	5,817	14.20%	6,043	17.48%
SBLOC / IBLOC	1,167	42.55%	964	51.60%	775	58.64%
Advisor financing	1,293	3.15%	868	3.10%	362	1.83%
Real estate bridge lending	3,121	30.44%	1,181	16.63%	—	—
Other loans	643	1.12%	177	0.13%	199	0.24%
Unallocated	—	—	—	—	—	—
	$22,374	100.00%	$17,806	100.00%	$16,082	100.00%

	December 31, 2019		December 31, 2018
	.
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$4,985	4.66%	$4,636	5.11%
SBL commercial mortgage	1,472	12.02%	941	11.07%
SBL construction	432	2.50%	250	1.45%
Direct lease financing	2,426	23.94%	2,025	26.60%
SBLOC / IBLOC	553	56.46%	393	52.55%
Other loans	52	0.42%	168	3.22%
Unallocated	318	—	240	—
	$10,238	100.00%	$8,653	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)*	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance**	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$—	$52	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)*	1,542	1,306	(243)	2,928	263	362	—	(31)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082

Ending balance: Individually evaluated for expected credit loss	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for expected credit loss	$2,931	$2,305	$294	$6,039	$775	$362	$—	$199	$—	$12,905

Loans:
Ending balance**	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$—	$6,426	$8,939	$2,652,323

Ending balance: Individually evaluated for expected credit loss	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for expected credit loss	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$—	$5,869	$8,939	$2,639,568

December 31, 2019
SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total

Beginning balance 1/1/2019	$4,636	$941	$250	$2,025	$393	$—	$—	$168	$240	$8,653
Charge-offs	(1,362)	—	—	(528)	—	—	—	(1,103)	—	(2,993)
Recoveries	125	—	—	51	—	—	—	2	—	178
Provision (credit)	1,586	531	182	878	160	—	—	985	78	4,400
Ending balance	$4,985	$1,472	$432	$2,426	$553	$—	$—	$52	$318	$10,238

Ending balance: Individually evaluated for impairment	$2,961	$136	$36	$—	$—	$—	$—	$9	$—	$3,142

Ending balance: Collectively evaluated for impairment	$2,024	$1,336	$396	$2,426	$553	$—	$—	$43	$318	$7,096

Loans:
Ending balance**	$84,579	$218,110	$45,310	$434,460	$1,024,420	$—	$—	$7,609	$9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$4,139	$1,047	$711	$286	$—	$—	$—	$610	$—	$6,793

Ending balance: Collectively evaluated for impairment	$80,440	$217,063	$44,599	$434,174	$1,024,420	$—	$—	$6,999	$9,757	$1,817,452

	December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 1/1/2018	$3,145	$1,120	$136	$1,495	$365	$—	$—	$638	$197	$7,096
Charge-offs	(1,348)	(157)	—	(637)	—	—	—	(21)	—	(2,163)
Recoveries	57	13	—	64	—	—	—	1	—	135
Provision (credit)	2,782	(35)	114	1,103	28	—	—	(450)	43	3,585
Ending balance	$4,636	$941	$250	$2,025	$393	$—	$—	$168	$240	$8,653

Ending balance: Individually evaluated for impairment	$2,806	$71	$—	$145	$—	$—	$—	$17	$—	$3,039

Ending balance: Collectively evaluated for impairment	$1,830	$870	$250	$1,880	$393	$—	$—	$151	$240	$5,614

Loans:
Ending balance**	$76,340	$165,406	$21,636	$394,770	$785,303	$—	$—	$48,138	$10,383	$1,501,976

Ending balance: Individually evaluated for impairment	$3,716	$458	$—	$871	$—	$—	$—	$1,741	$—	$6,786

Ending balance: Collectively evaluated for impairment	$72,624	$164,948	$21,636	$393,899	$785,303	$—	$—	$46,397	$10,383	$1,495,190

*The amount shown as the provision for the period, reflects the provision on credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments of $1.4 million, $597,000 and $225,000 for each of the years ended December 31, 2022, 2021 and 2020, respectively.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2022	2021
Ratio of:
Allowance for credit losses to total loans	0.41%	0.48%
Allowance for credit losses to non-performing loans*	123.40%	491.61%
Non-performing loans to total loans*	0.33%	0.10%
Non-performing assets to total assets*	0.50%	0.33%
Net charge-offs to average loans	0.03%	0.03%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for credit losses to total loans decreased to 0.41% at December 31, 2022 compared to 0.48% at December 31, 2021. The reduction resulted from an increase in loans which was proportionately greater than the increase in the allowance. Continuing growth in SBLOC, IBLOC and REBL, which have allowance allocations lower than the overall percentage of allowance for credit losses to total loans, due to the nature of related collateral, has generally reduced that ratio. The reduction also reflected the impact of a downward qualitative factor adjustment in our CECL methodology in the second quarter of 2022. The approximate $1.5 million downward adjustment resulted from an increasing percentage of government guaranteed balances in applicable small business loan pools, which are segregated on the basis of similar risk characteristics (see Note E to the consolidated financial statements). These decreases in the allowance were partially offset by an increase of $1.3 million resulting from the reclassification of loans from discontinued operations (see Note B to the consolidated financial statements). In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased one level for non-real estate SBL and leasing, increasing the provision for credit losses by approximately $890,000. Should management conclude in 2023 that these risk levels should again be increased one level, comparable additional provision expense would be required. The ratio of the allowance for credit losses to non-performing loans decreased to 123.40% at December 31, 2022 from 491.61% over the prior year end, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the allowance. Nonperforming loans are comprised of nonaccrual loans and loans past due 90 days or more still accruing interest. Of the $10.4 million of nonaccrual loans at December 31, 2022, $3.1 million were guaranteed under various SBA loan programs, with the majority of such loans classified as nonaccrual in the fourth quarter of 2022. The majority of the balance of the nonaccrual increase in 2022, also occurred in the fourth quarter and reflected one leasing relationship for $3.1 million representing 78 vehicles. The increase in loans past due 90 days and still accruing reflected $2.0 million for an IBLOC loan which is in process of pay-off from the cash value of life insurance, and $878,000 from an SBLOC loan which was brought current in January 2023. For additional related information see Note E to the consolidated financial statements. The ratio of non-performing assets to total assets increased to 0.50% from 0.33% primarily as a result of the increase in nonperforming loans, as described above, which was proportionately greater than the increase in assets. The ratio of net charge-offs to average loans remained at 0.03% for 2022 compared to 0.03% for the prior year.

Net Charge-Offs. Net charge-offs were $1.2 million in 2022, an increase of $384,000 from net charge-offs of $789,000 in 2021. Net charge-offs were $2.9 million in 2020. The increase in net charge-offs in 2022 reflected a $1.1 million recovery on a home equity loan in 2021. Charge-offs during these periods resulted primarily from the non-government guaranteed portion of SBA 7a loans, which comprise the majority of SBL non-real estate loans, and leases.

The following tables reflect the relationship of year to date average loans outstanding, based upon quarter end balances, and net charge-offs by segment (dollars in thousands):

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$885	$—	$—	$576	$—	$—	$—	$—
Recoveries	140	—	—	124	—	—	—	24
Net charge-offs/(recoveries)	$745	$—	$—	$452	$—	$—	$—	$(24)

Average loan balance	$115,069	$428,785	$29,045	$588,415	$2,260,766	$160,681	$1,266,876	$62,817
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.65%	—	—	0.08%	—	—	—	(0.04)%

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$1,138	$417	$—	$412	$15	$—	$—	$24
Recoveries	51	9	—	58	—	—	—	1,099
Net charge-offs/(recoveries)	$1,087	$408	$—	$354	$15	$—	$—	$(1,075)

Average loan balance	$221,858	$338,552	$21,955	$499,600	$1,733,235	$75,261	$150,080	$5,730
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.49%	0.12%	—	0.07%	—	—	—	(18.76)%

We review charge-offs at least quarterly in loan surveillance meetings which include the chief credit officer, the loan review department and other senior credit officers in a process which includes identifying any trends or other factors impacting portfolio management. In recent periods charge-offs have been primarily comprised of the non-guaranteed portion of SBA 7a loans and leases. The charge-offs have resulted from individual borrower or business circumstances as opposed to overall trends or other factors.

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, Other Real Estate Owned and Troubled Debt Restructurings. Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a material reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. We had $21.2 million of other real estate owned (“OREO”) at December 31, 2022 and $18.9 million at December 31, 2021. The following tables summarize our non-performing loans, OREO and our loans past due 90 days or more still accruing interest.

	December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,249	$1,313	$3,159	$3,693	$2,590
SBL commercial mortgage	1,423	812	7,305	1,047	458
SBL construction	3,386	710	711	711	—
Direct leasing	3,550	254	751	—	—
Other loans	692	—	—	—	—
Consumer - home equity	56	72	301	345	1,468
Total non-accrual loans	10,356	3,161	12,227	5,796	4,516

Loans past due 90 days or more and still accruing	7,775	461	497	3,264	954
Total non-performing loans	18,131	3,622	12,724	9,060	5,470
Other real estate owned	21,210	18,873	—	—	—
Total non-performing assets	$39,341	$22,495	$12,724	$9,060	$5,470

Of the $10.4 million of nonaccrual loans at December 31, 2022, $3.1 million were guaranteed under various SBA loan programs, with the majority of such loans classified as nonaccrual in the fourth quarter of 2022. The majority of the balance of the nonaccrual increase in 2022, also occurred in the fourth quarter and reflected one leasing relationship for $3.1 million representing 78 vehicles. A specific reserve of $630,000 in the allowance for credit losses was established in that quarter based upon a deficiency between the carrying value and estimated market value of those vehicles. The increase in loans past due 90 days and still accruing reflected $2.0 million for an IBLOC loan which is in process of pay-off from the cash value of life insurance, and $878,000 from an SBLOC loan which was brought current in January 2023. To the extent that IBLOC loans become non-performing or are not repaid by borrowers, the Bank can utilize the cash value of related life insurance collateral for loan repayment. Similarly, marketable securities collateralizing SBLOC loans may be sold to repay those loans.

The loans that were modified for the years ended December 31, 2022 and 2021 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$650	$650	9	$1,231	$1,231
SBL commercial mortgage	1	834	834	—	—	—
Legacy commercial real estate	1	3,552	3,552	—	—	—
Consumer - home equity	1	239	239	1	248	248
Total(1)	11	$5,275	$5,275	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.4 million and $656,000 at December 31, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$650	$—	$—	$1,231
SBL commercial mortgage	—	—	834	—	—	—
Legacy commercial real estate	—	—	3,552	—	—	—
Consumer - home equity	—	—	239	—	—	248
Total(1)	$—	$—	$5,275	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.4 million and $656,000 at December 31, 2022 and December 31, 2021, respectively.

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of December 31, 2022.

The following table summarizes loans that were restructured within the 12 months ended December 31, 2022 that have subsequently defaulted (in thousands).

	December 31, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	3	$1,029
Total	3	$1,029

The following table provides information about loans individually evaluated for credit loss at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an allowance recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

We had $10.4 million of non-accrual loans at December 31, 2022, compared to $3.2 million of non-accrual loans at December 31, 2021. The $7.2 million increase reflected $9.5 million of loans placed on non-accrual status partially offset by $1.5 million of loan payments and $942,000 of charge-offs. Loans past due 90 days or more still accruing interest amounted to $7.8 million and $461,000 at December 31, 2022 and December 31, 2021, respectively. The $7.3 million increase reflected $5.1 million of additions, $1.3 million of loan payments and $3.6 million of loans reclassified from discontinued operations. We had $21.2 million of OREO at December 31, 2022 and $18.9 million of OREO at December 31, 2021, with both amounts reflecting the reclassification of $17.3 million from discontinued operations. The $17.3 million includes a Florida mall property for $15.0 million, for which a developer has made a deposit and who we believe is continuing their efforts to develop the property. The $2.3 million increase reflects sales of $2.3 million and a $4.7 million addition for a movie theater property which is described in Note E to the financial statements.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At December 31, 2022 and December 31, 2021 loans accordingly classified were segregated by year of origination and are shown in Note E to the consolidated financial statements.

Premises and Equipment, net. Premises and equipment increased to $18.4 million at December 31, 2022 from $16.2 million at December 31, 2021 primarily as a result of expenditures for a new data center and the relocation of Sioux Falls office space.

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

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At December 31, 2022, we had total deposits of $7.03 billion compared to $5.98 billion at December 31, 2021, which reflected an increase of $1.05 billion, or 17.6%. The increase reflected $330.0 million of short-term time deposits which have been periodically utilized to supplement liquidity. Daily deposit balances are subject to variability, and deposits averaged $6.62 billion in the fourth quarter of 2022. Savings and money market balances were reduced in December 2022, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$5,670,818	0.70%	$5,321,283	0.09%	$4,864,236	0.23%
Savings and money market	510,370	1.67%	427,708	0.14%	291,204	0.15%
Time	86,907	3.15%	—	—	79,439	1.87%
Total deposits	$6,268,095	0.82%	$5,748,991	0.10%	$5,234,879	0.25%

* Non-interest-bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-Term Borrowings. We had no outstanding advances from the FHLB or Federal Reserve at December 31, 2022 or 2021 on our lines of credit with them, although we periodically have accessed such overnight borrowings for cash management purposes. We discuss these lines in “Liquidity and Capital Resources.” Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$42
Average during the year	41	41	49
Maximum month-end balance	42	42	82
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

	As of or for the year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	60,312	19,958	27,322
Maximum month-end balance	495,000	300,000	140,000
Weighted average rate during the year	2.55%	0.25%	0.72%
Rate at December 31	—	—	—

We do not have any policy prohibiting us from incurring debt, which may be used for stock repurchases or common stock cash dividends, although we historically have not paid such dividends. Additionally, we have issued subordinated debentures which are grandfathered to also constitute Tier 1 capital, but only at the Bank level. Those instruments are described below. We believe we are in compliance with any covenants applicable to our debt.

Senior debt. On August 13, 2020, we issued $100.0 million of senior debt with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The majority of these funds were utilized to repurchase common stock in 2021 and 2022. Additional repurchases are planned to be made from dividends paid to the holding company by the Bank. The Senior Notes are our direct, unsecured and unsubordinated obligations and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. When these instruments mature in 2025, in lieu of repayment from Bank dividends, industry practice includes the issuance of new debt to repay maturing debt.

Subordinated debentures. As of December 31, 2022, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as (“the Trusts”). In each case, we own all the common securities of the Trusts. These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the Trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.

Other Long-term Borrowings. At December 31, 2022 and 2021, we had long term borrowings of $10.0 million and $39.5 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting. The reduction resulted from loan payoffs.

Other Liabilities. Other liabilities amounted to $56.3 million at December 31, 2022 compared to $62.2 million at December 31, 2021. The difference reflected the repayment of a $12.5 million deposit related to the Cascade matter described in our Quarterly Report on Form 10Q for the quarter ended June 30, 2022 in Note 14 to the consolidated financial statements.

Shareholders’ Equity. At December 31, 2022, we had $694.0 million in shareholders’ equity compared to $652.5 million at the prior year end. The increase primarily reflected 2022 net income, net of common stock repurchases and the decrease in the market value of securities resulting from the increase in certain market interest rates.

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

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $1.98 billion and $1.7 million, respectively, at December 31, 2022. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2022 (in thousands):

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$29,401	$3,402	$6,772	$2,749	$16,478
Loan commitments	1,980,154	36,847	168,141	1,821	1,773,345
Senior debt	99,050	—	99,050	—	—
Interest expense on senior debt	12,481	4,750	7,731	—	—
Subordinated debentures	13,401	—	—	—	13,401
Interest expense on subordinated
debentures (1)	15,856	1,043	2,085	2,085	10,643
Standby letters of credit	1,698	1,698	—	—	—
Total	$2,152,041	$47,740	$283,779	$6,655	$1,813,867

(1)Presentation assumes a weighted average interest rate of 8.02%.

Impact of Inflation

The primary direct impact of inflation on our operations is on our operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. Please see “Asset and Liability Management.”

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

Item 8. Financial Statements and Supplementary Data.

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses – qualitative factors (SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments)

As described in note E to the financial statements, the Company estimates the allowance for credit losses using relevant available historical loan performance information and reasonable and supportable forecasts. The loans are segregated by product type to recognize differing risk characteristics within portfolio segments. For certain product types, including SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending, the Company considers the need to adjust the historical loss rate based upon qualitative factors such as the Company’s current loan performance statistics and the potential impact of current economic conditions as determined by portfolio segment. These qualitative factors are intended, to adjust for changes in credit risk not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. As of December 31, 2022, the Company’s allowance for credit losses was $22.4 million, of which $18.7 million relates to the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments. We identified the qualitative factors used in estimating the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments as a critical audit matter.

The principal consideration for our determination that the qualitative factors used in estimating the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments is a critical audit matter is that the selection and application of qualitative factors requires management to make significant judgements to address the risk of credit loss that is not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Evaluating the reasonableness of management’s judgements in the selection and application of the qualitative factors required a high degree of auditor subjectivity.

Our audit procedures related to the qualitative factors used in the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments included the following, among others:

•We tested the design and operating effectiveness of management’s review controls over the allowance for credit losses, which included the identification and application of qualitative factors applied by management in forecasting expected credit losses for the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments.

•We evaluated the reasonableness of management’s judgments in the selection and application of qualitative factors for the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments through examining internal portfolio metrics and relevant available external information specific to each loan portfolio segment.

•We performed sensitivity analysis on the application of qualitative factors.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 1, 2023

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$24,063	$5,382
Interest-earning deposits at Federal Reserve Bank	864,126	596,402
Total cash and cash equivalents	888,189	601,784

Investment securities, available-for-sale, at fair value	766,016	953,709
Commercial loans, at fair value (includes $0 and $61.6 million of loans held for sale at lower of cost or fair value at December 31, 2022 and December 31, 2021, respectively)	589,143	1,388,416
Loans, net of deferred loan fees and costs	5,486,853	3,747,224
Allowance for credit losses	(22,374)	(17,806)
Loans, net	5,464,479	3,729,418
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	12,629	1,663
Premises and equipment, net	18,401	16,156
Accrued interest receivable	32,005	17,871
Intangible assets, net	2,049	2,447
Other real estate owned	21,210	18,873
Deferred tax asset, net	19,703	12,667
Assets held-for-sale from discontinued operations	—	3,268
Other assets	89,176	96,967
Total assets	$7,903,000	$6,843,239

LIABILITIES
Deposits
Demand and interest checking	$6,559,617	$5,561,365
Savings and money market	140,496	415,546
Time deposits, $100,000 and over	330,000	—
Total deposits	7,030,113	5,976,911

Securities sold under agreements to repurchase	42	42
Senior debt	99,050	98,682
Subordinated debentures	13,401	13,401
Other long-term borrowings	10,028	39,521
Other liabilities	56,335	62,228
Total liabilities	7,208,969	6,190,785

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,689,627 and 57,370,563
shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	55,690	57,371
Additional paid-in capital	299,279	349,686
Retained earnings	369,319	239,106
Accumulated other comprehensive (loss) income	(30,257)	6,291
Total shareholders' equity	694,031	652,454

Total liabilities and shareholders' equity	$7,903,000	$6,843,239

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Interest income
Loans, including fees	$275,837	$192,636	$170,960
Investment securities:
Taxable interest	25,598	28,661	37,822
Tax-exempt interest	98	103	115
Interest-earning deposits	6,762	715	1,885
	308,295	222,115	210,782
Interest expense
Deposits	51,136	5,623	13,281
Short-term borrowings	1,538	49	198
Long-term borrowings	1,004	—	—
Senior debt	5,118	5,118	1,913
Subordinated debentures	658	449	524
	59,454	11,239	15,916
Net interest income	248,841	210,876	194,866
Provision for credit losses	7,108	3,110	6,352
Net interest income after provision for credit losses	241,733	207,766	188,514

Non-interest income
ACH, card and other payment processing fees	8,935	7,526	7,101
Prepaid, debit card and related fees	77,236	74,654	74,465
Net realized and unrealized gains (losses) on commercial loans, at fair value	13,531	14,885	(3,874)
Change in value of investment in unconsolidated entity	—	—	(45)
Leasing related income	4,822	6,457	3,294
Other	1,159	1,227	3,676
Total non-interest income	105,683	104,749	84,617

Non-interest expense
Salaries and employee benefits	105,368	105,998	101,737
Depreciation and amortization	2,902	2,903	3,202
Rent and related occupancy cost	5,193	5,016	5,541
Data processing expense	4,972	4,664	4,712
Printing and supplies	428	371	514
Audit expense	1,526	1,469	1,061
Legal expense	3,878	6,848	5,141
Legal settlement	1,152	—	—
Amortization of intangible assets	398	398	556
FDIC Insurance	3,270	5,586	9,808
Software	16,211	15,659	14,028
Insurance	5,026	3,896	2,818
Telecom and IT network communications	1,457	1,569	1,623
Consulting	1,262	1,426	1,361
Civil money penalty	1,750	—	—
Other	14,709	12,547	12,745
Total non-interest expense	169,502	168,350	164,847
Income from continuing operations before income taxes	177,914	144,165	108,284
Income tax expense	47,701	33,724	27,688
Net income from continuing operations	$130,213	$110,441	$80,596
Discontinued operations
Income (loss) from discontinued operations before income taxes	—	288	(3,816)
Income tax expense (benefit)	—	76	(3,304)
Income (loss) from discontinued operations, net of tax	—	212	(512)
Net income	$130,213	$110,653	$80,084

Net income per share from continuing operations - basic	$2.30	$1.93	$1.40
Net income (loss) per share from discontinued operations - basic	$—	$—	$(0.01)
Net income per share - basic	$2.30	$1.93	$1.39

Net income per share from continuing operations - diluted	$2.27	$1.88	$1.38
Net income (loss) per share from discontinued operations - diluted	$—	$—	$(0.01)
Net income per share - diluted	$2.27	$1.88	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$130,213	$110,653	$80,084
Other comprehensive (loss) income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the year	(49,888)	(15,679)	15,969
Reclassification adjustments for losses included in income	(4)	7	—
Amortization of losses previously held as available-for-sale	—	—	5
Other comprehensive (loss) income	(49,892)	(15,672)	15,974

Income tax (benefit) expense related to items of other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the year	(13,343)	(4,257)	4,312
Reclassification adjustments for losses included in income	(1)	2	—
Amortization of losses previously held as available-for-sale	—	—	1
Income tax (benefit) expense related to items of other comprehensive (loss) income	(13,344)	(4,255)	4,313

Other comprehensive (loss) income, net of tax and reclassifications into net income	(36,548)	(11,417)	11,661
Comprehensive income	$93,665	$99,236	$91,745

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2022, 2021 and 2020
(in thousands, except share data)

				Retained	Accumulated
	Common		Additional	earnings/	other
	stock	Common	paid-in	(accumulated	comprehensive
	shares	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2019	56,840,521	$56,841	$370,867	$50,742	$6,047	$484,497
Adoption of current expected credit loss accounting, net of tax	—	—	—	(2,373)	—	(2,373)
Net income	—	—	—	80,084	—	80,084
Common stock issued from option exercises,
net of tax benefits	99,000	99	767	—	—	866
Common stock issued from restricted units,
net of tax benefits	611,108	611	(611)	—	—	—
Stock-based compensation	—	—	6,429	—	—	6,429
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	11,661	11,661

Balance at December 31, 2020	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	110,653	—	110,653
Common stock issued from option exercises,
net of tax benefits	633,966	634	2,794	—	—	3,428
Common stock issued from restricted units,
net of tax benefits	1,021,029	1,021	(1,021)	—	—	—
Stock-based compensation	—	—	8,626	—	—	8,626
Common stock repurchases	(1,835,061)	(1,835)	(38,165)	—	—	(40,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(11,417)	(11,417)

Balance at December 31, 2021	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	130,213	—	130,213
Common stock issued from option exercises,
net of tax benefits	58,531	58	262	—	—	320
Common stock issued from restricted units,
net of tax benefits	582,789	583	(583)	—	—	—
Stock-based compensation	—	—	7,592	—	—	7,592
Common stock repurchases	(2,322,256)	(2,322)	(57,678)	—	—	(60,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(36,548)	(36,548)

Balance at December 31, 2022	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income from continuing operations	$130,213	$110,441	$80,596
Net income (loss) from discontinued operations, net of tax	—	212	(512)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,300	3,301	3,758
Provision for credit losses	7,108	3,110	6,352
Net amortization of investment securities discounts/premiums	1,704	3,458	15,825
Stock-based compensation expense	7,592	8,626	6,429
Gain on commercial loans, at fair value	(18,635)	(12,929)	(1,684)
Deferred income tax expense (benefit)	5,870	1,402	(1,350)
(Gain) loss from discontinued operations	(4)	(1,546)	668
Loss on sale of other real estate owned	—	315	—
Fair value adjustment on investment in unconsolidated entity	—	—	45
Change in fair value of commercial loans, at fair value	6,065	1,510	3,567
Change in fair value of derivatives	(961)	(1,671)	1,991
Loss on sales of investment securities	6	7	—
(Increase) decrease in accrued interest receivable	(14,134)	2,587	(6,839)
(Increase) decrease in other assets	(1,802)	(17,030)	2,350
Change in fair value of discontinued assets held-for-sale	—	498	—
(Decrease) increase in other liabilities	(5,340)	(18,399)	9,489
Net cash provided by operating activities	120,982	83,892	120,685
Investing activities
Purchase of investment securities available-for-sale	(24,183)	(259,059)	(34,658)
Proceeds from redemptions and prepayments of securities available-for-sale	161,110	492,258	233,794
Net cash paid due to acquisitions, net of cash acquired	—	—	(3,920)
Sale of repossessed assets	1,800	910	14,727
Proceeds from sale of other real estate owned	2,343	300	—
Net increase in loans	(1,680,129)	(1,096,189)	(836,217)
Net decrease in discontinued loans held-for-sale	—	27,175	20,783
Commercial loans, at fair value drawn during the period	(66,067)	(127,765)	(721,590)
Payments on commercial loans, at fair value	782,157	645,330	88,727
Proceeds from sale of fixed assets	—	—	15
Purchases of premises and equipment	(5,134)	(1,549)	(3,738)
Change in receivable from investment in unconsolidated entity	—	18	48
Return of investment in unconsolidated entity	—	7,337	7,815
Decrease in discontinued assets held-for-sale	4	5,332	5,556
Net cash used in investing activities	(828,099)	(305,902)	(1,228,658)
Financing activities
Net increase in deposits	1,053,202	514,851	410,030
Net decrease in securities sold under agreements to repurchase	—	—	(40)
Proceeds of senior debt offering	—	—	98,160
Proceeds from the issuance of common stock	320	3,428	866
Repurchases of common stock	(60,000)	(40,000)	—
Net cash provided by financing activities	993,522	478,279	509,016

Net increase (decrease) in cash and cash equivalents	286,405	256,269	(598,957)

Cash and cash equivalents, beginning of period	601,784	345,515	944,472

Cash and cash equivalents, end of period	$888,189	$601,784	$345,515

Supplemental disclosure:
Interest paid	$57,601	$11,709	$13,310
Taxes paid	$37,787	$44,341	$23,040
Non-cash investing and financing activities:
Transfer of loans from investment in unconsolidated entity upon its dissolution	$—	$22,926	$—
Transfer of real estate owned from investment in unconsolidated entity upon its dissolution	$—	$2,145	$3,780
Transfer of loans from discontinued operations	$61,580	$—	$—
Transfer of real estate owned from discontinued operations	$17,343	$—	$—
Loans settled in acquisition	$—	$—	$3,961
Leased vehicles transferred to repossessed assets	$2,008	$1,009	$15,327

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the “Company”) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, National Association (the “Bank”), which is wholly owned by the Company. The Bank is a nationally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered institution, the Company’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty lending segment and its payments segment.

In the national specialty lending segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leases (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate (“CRE”) bridge loans. Prior to 2020, the Company generated CRE bridge loans for sale into capital markets primarily through loan securitizations which issued commercial mortgage backed securities (“CMBS”). In the third quarter of 2020, the Company decided to retain the CRE bridge loans on its balance sheet and no future securitizations are currently planned. In the third quarter of 2021, the Company resumed originating CRE bridge loans (primarily for apartment buildings), after suspending the origination of such loans for most of 2020 and the first half of 2021. These new originations are classified as real estate bridge loans (“REBL”) and are accounted for at amortized cost, while prior CRE bridge loans originally generated for securitization continue to be accounted for at fair value. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession.

While the national specialty lending segment generates the majority of the Company’s revenues, the payment segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing services. Payment segment deposits fund the majority of the Company’s loans and securities and may be lower cost than other funding sources. Most of that segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits result based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances have been eliminated. Reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 and 2022 presentation. Specifically, the minimal service fees on deposit accounts which were shown separately on the income statement are now shown in other income. In the first quarter of 2021, the Company changed its presentation of treasury stock acquired through common stock repurchases. To simplify presentation, common stock repurchases previously shown separately as treasury stock, are now shown as reductions in common stock and additional paid-in capital.

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet. As noted above, in the first quarter of 2022, the loans previously in discontinued operations were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. Accordingly, a $3.5 million credit to “Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the allowance for credit losses and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

The Company’s non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and has resumed originating such loans, after ceasing originations for most of 2020 and the first half of 2021. These new originations are identified as REBL and are held for investment in the loan portfolio. Prior originations initially intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for credit losses on loans and investment securities, loans measured at fair value and the realizability of deferred income taxes.

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
3. Investment Securities

Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income. The unrealized losses for available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision for credit losses is recorded within the consolidated statement of operations. Subsequent improvement in credit may, unlike previous accounting, result in reversal of the credit charge in future periods. For available-for-sale debt securities in an unrealized loss position, the Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its quarterly review, the Company concluded that an allowance was not required to recognize credit losses in either 2022, 2021 or 2020.

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

The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes is appropriate and supportable to absorb current and future expected losses on existing loans that may become uncollectible. The evaluation takes into consideration historical losses by pools of loans with similar risk characteristics and qualitative factors such as portfolio performance and the potential impact of current economic conditions which may affect the borrowers’ ability to pay. For most pools, the historical loss ratio for each pool is multiplied by its outstanding balance and further multiplied by the estimated remaining average life of each pool. A qualitative factor determined according to the pool’s risk characteristics, is multiplied by the pool’s outstanding principal to comprise the second component of its allowance for credit losses. For loans previously classified in discontinued operations, discounted cash flow is utilized to determine the related allowance. For SBLOC and IBLOC pools, which have not experienced significant credit losses, probability of loss/loss given default considerations and qualitative factors are utilized. Additionally, the allowance includes allocations for specific loans which have been individually evaluated for an allowance for credit losses.

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

First, for small business (“SBL”) commercial loans secured by real estate (primarily SBA), estimated fair values of collateral are determined primarily through third-party appraisals or evaluations. When a real estate secured loan is individually evaluated for a potential allowance for credit loss, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations including the age of the most recent appraisal and the condition of the property. Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value. For SBL commercial and industrial loans secured by non-real estate collateral, such as accounts receivable or inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources may be discounted based on the age of the financial information or the quality of the assets. Amounts guaranteed by the U.S. government are excluded from the Company’s allowance evaluations. Second, for leasing, fair values are determined utilizing authoritative industry sources such as Black Book.

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

Loans which were originated from continuing operations and previously intended for sale in secondary markets, but which are now being held on the balance sheet as earning assets, are carried at estimated fair value and are excluded from the allowance analysis. Changes in fair value are recognized as unrealized gains or losses on commercial loans in the consolidated statements of operations. The Company originated and sold or securitized specific commercial mortgage loans in secondary markets through 2019, but in 2020 decided to retain these loans on its balance sheet. No further sales or securitizations are currently planned. These loans are accounted for under the fair value option and amounted to $589.1 million at December 31, 2022, and $1.39 billion at December 31, 2021. These loans are classified as commercial loans, at fair value.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2022 and 2021, the Company had net capitalized software costs of approximately $5.6 million and $5.7 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheets. The Company recorded related amortization expense of approximately $2.0 million, $2.0 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for credit losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. The Company had $21.2 million of other real estate owned at December 31, 2022 and at $18.9 million December 31, 2021.

10. Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $1.2 million, $1.6 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising and marketing expense is reflected under “other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$130,213	56,556,303	$2.30
Effect of dilutive securities
Common stock options and restricted stock units	—	712,643	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$130,213	57,268,946	$2.27

Stock options for 480,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2022 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

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

12. Restrictions on Cash and Due from Banks

Historically, the Bank has been required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB. As a result of the pandemic, the requirement for such reserves has been at least temporarily suspended. Accordingly, the amounts of those required reserves was approximately zero at both December 31, 2022 and 2021.

13. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10-year period. Amortization expense is $340,000 per year ($1.1 million over the next five years). The gross carrying value is $3.4 million with respective accumulated amortization of $2.3 million and $1.9 million at December 31, 2022 and December 31, 2021. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a 12 year period and accumulated amortization was $172,000 at December 31, 2022. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2022 and 2021 are presented below.

	December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$2,442	$4,093	$2,044
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,442	$4,491	$2,044

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2023	$398
2024	398
2025	398
2026	173
2027	57
Thereafter	227
$1,651

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

15. Common Stock Repurchase Program

In 2020, the Company’s Board of Directors (“the “Board”) authorized a common stock repurchase program (the “2021 Common Stock Repurchase Program”) under which it purchased $10.0 million of shares in each quarter of 2021. The total of $40.0 million resulted in the repurchase of 1,835,061 shares of common stock at an average price of $21.80 per share.

On October 20, 2021, the Board approved a revised stock repurchase program for 2022 (the “2022 Common Stock Repurchase Program”) under which it purchased $15.0 million of shares in each quarter of 2022. The total of $60.0 million resulted in the repurchase of 2,322,256 shares of common stock at an average price of $25.84 per share.

On October 26, 2022, the Board approved a revised stock repurchase program for 2023 (the “2023 Common Stock Repurchase Program”) under which the Company may repurchase shares for up to $25.0 million per quarter in 2023, for a maximum amount of $100.0 million. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”). Under the 2023 Common Stock Repurchase Program, repurchased shares may be reissued for various corporate purposes, and the program can be terminated at any time.

16. Long-term Borrowings

The $10.0 million and $39.5 million respectively outstanding for long-term borrowings at December 31, 2022 and 2021, reflected the proceeds from two loans at the December 21, 2021 date which were sold, in which the Company retained a participating interest that did not qualify for sale accounting. In 2022, one of the loans was repaid.

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

21. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Update changed the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, with a corresponding $2.6 million increase in the allowance for credit losses and a $569,000 increase to other liabilities. The $569,000 reflected an allowance on unfunded commitments.

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the London Inter-Bank Offered Rate (“LIBOR”) reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $354.7 million at December 31, 2022. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At December 31, 2022, the Company owned $12.6 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge lending, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $335.4 million at December 31, 2022, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $58.5 million at December 31, 2022. There is less clarity for the Company’s student loan securities of $8.5 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivative, the notional amount for which totaled $6.8 million at December 31, 2022, is an interest rate swap that is documented under a bilateral agreement which contains LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

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

On March 31, 2022, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Number 121 (“SAB 121”). In SAB 121, the SEC staff expressed the views of its staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for platform users. As the Company neither holds crypto-assets or recognizes such assets as loan collateral, this release will not impact its consolidated financial statements or disclosures.

Note C— Subsequent Events,

The Company evaluated its December 31, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to a stock repurchase plan described in Note J, the Company repurchased 522,205 common shares in January 2023 through February 21, 2023, at a total cost of $16.6 million and an average price of $31.87 per share.

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

Available-for-sale	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,859	$17	$(1,495)	$28,381
Asset-backed securities *	343,885	—	(9,876)	334,009
Tax-exempt obligations of states and political subdivisions	3,560	—	(61)	3,499
Taxable obligations of states and political subdivisions	45,668	52	(1,709)	44,011
Residential mortgage-backed securities	150,135	148	(10,463)	139,820
Collateralized mortgage obligation securities	43,858	—	(2,075)	41,783
Commercial mortgage-backed securities	179,977	—	(13,164)	166,813
Corporate debt securities	10,000	—	(2,300)	7,700
	$806,942	$217	$(41,143)	$766,016

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$8,488	$—	$(144)	$8,344
Collateralized loan obligation securities	335,397	—	(9,732)	325,665
	$343,885	$—	$(9,876)	$334,009

Available-for-sale	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$36,182	$1,167	$(47)	$37,302
Asset-backed securities *	360,332	327	(241)	360,418
Tax-exempt obligations of states and political subdivisions	3,559	172	—	3,731
Taxable obligations of states and political subdivisions	45,984	2,422	—	48,406
Residential mortgage-backed securities	179,778	4,804	(281)	184,301
Collateralized mortgage obligation securities	60,778	1,083	—	61,861
Commercial mortgage-backed securities	248,599	4,106	(1,629)	251,076
Corporate debt securities	10,000	—	(3,386)	6,614
	$945,212	$14,081	$(5,584)	$953,709

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$22,518	$13	$(73)	$22,458
Collateralized loan obligation securities	337,814	314	(168)	337,960
	$360,332	$327	$(241)	$360,418

The amortized cost and fair value of the Company’s investment securities at December 31, 2022, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$17,722	$17,583
Due after one year through five years	143,612	136,899
Due after five years through ten years	236,414	228,035
Due after ten years	409,194	383,499
	$806,942	$766,016

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in Note E and had no securities pledged against that line at December 31, 2022 and December 31, 2021. There were no gross realized gains on sales of securities for each of the years ended December 31, 2022, 2021 and 2020. Realized losses on securities sales were $6,000 and $7,000, respectively, for the years ended December 31, 2022 and December 31, 2021. There were no realized losses on securities sales for the year ended December 31, 2020.

Investment securities fair values are based on a fair market value supplied by a third-party market data provider when available. If not available, prices provided by securities dealers with expertise in the securities being evaluated may also be utilized. When such market information is not available, fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. CECL accounting was adopted in 2020, and requires that an allowance for credit losses be established through a charge to the income statement to recognize credit deterioration. The charge may be reversed should credit improve in the future. Prior accounting required recognition of losses of other-than temporary-impairment, which could not be reversed in future periods. The Company periodically reviews its investment portfolio to determine whether an allowance for credit losses is warranted, based on evaluations of the creditworthiness of the issuers/guarantors, the underlying collateral if applicable and the continuing performance of the securities. The Company did not recognize credit charges in 2022, 2021 or 2020.

Investments in FHLB, Atlantic Central Bankers Bank (“ACBB”), and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million at December 31, 2022 and $1.7 million at December 31, 2021. At those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September of 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2022 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$19,523	$(1,461)	$2,269	$(34)	$21,792	$(1,495)
Asset-backed securities	55	125,938	(3,027)	208,071	(6,849)	334,009	(9,876)
Tax-exempt obligations of states and political subdivisions	4	3,499	(61)	—	—	3,499	(61)
Taxable obligations of states and political subdivisions	26	39,710	(1,709)	—	—	39,710	(1,709)
Residential mortgage-backed securities	135	101,685	(6,198)	28,843	(4,265)	130,528	(10,463)
Collateralized mortgage obligation securities	22	41,456	(2,057)	327	(18)	41,783	(2,075)
Commercial mortgage-backed securities	43	124,953	(7,683)	41,860	(5,481)	166,813	(13,164)
Corporate debt securities	1	—	—	7,700	(2,300)	7,700	(2,300)
Total unrealized loss position
investment securities	298	$456,764	$(22,196)	$289,070	$(18,947)	$745,834	$(41,143)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At December 31, 2022, it had a book value of $10.0 million and a fair value of $7.7 million. The Company has evaluated the securities in the above tables as of December 31, 2022 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note E—Loans

The Company has several lending lines of business including: small business comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate loans for sale into securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. Currently, the Company intends to hold these loans on its balance sheet, and thus no longer classifies these loans as held-for-sale. The Company continues to present these loans at fair value. At December 31, 2022 and 2021, the fair value of these loans was $589.1 million and $1.39 billion, respectively, and the amortized cost was $589.8 million and $1.39 billion, respectively. Included in the “Net realized and unrealized gains (losses) on commercial loans (at fair value)” in the consolidated statement of operations were net changes in fair value of such loans resulting in an unrealized loss of $6.1 million in 2022, an unrealized gain of $285,000 in 2021 and an unrealized loss of $3.6 million in 2020. These amounts include unrealized credit related losses of $7.7 million, $201,000 and $1.0 million, respectively, in 2022, 2021 and 2020. Interest earned on loans held at fair value during the period held is recorded in Interest Income – Loans, including fees in the consolidated statements of operations. Included in the $6.1 million loss in 2022 was a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan, collateralized by a movie theater, had been current and performing but missed its August 2022 payment, and the tenant ceased operations in that month. Additionally, during the third quarter of 2022, the parent company of the theater chain declared bankruptcy and filed a motion to reject the lease at the property. The loan was previously measured based on its scheduled contractual cash flows, discounted at a market rate. However, based on the events occurring during the third quarter and the likelihood of foreclosure, the estimated fair value of the loan at September 30, 2022 was determined to equal the fair value of the theater based on the aforementioned new appraisal, less the estimated cost of disposition. In the fourth quarter of 2022, foreclosure occurred, and the loan was transferred to other real estate owned. Accordingly, at December 31, 2022 the property was recorded at $4.7 in other real estate owned on the balance sheet based upon its new appraised value. The loan represented the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA commercial loan originations were primarily comprised of apartment building loans. Of the $2.11 billion of non-SBA commercial loans, at fair value and REBL loans which together comprise the non-SBA CRE portfolios, $2.02 billion are comprised of apartment building loans. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as real estate bridge lending, (“REBL”) as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank pledged the majority of its loans held for investment at amortized cost and commercial loans, at fair value to either the Federal Home Loan Bank or the Federal Reserve Bank for lines of credit with those institutions. The Federal Home Loan Bank line is periodically utilized to manage liquidity, but the Federal Reserve line had historically not been used prior to the pandemic. However, in light of the impact of the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At December 31, 2022, $2.00 billion of loans were pledged to the Federal Reserve and $1.30 billion of loans were pledged to the Federal Home Loan Bank. There were no balances against these lines at that date.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already have cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which was determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. Of the six securities the Company owned resulting from these securitizations all have been repaid except those from CRE-2. As of December 31, 2022, the principal balance of the security the Company owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of the one remaining senior tranche. The $12.6 million security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on the Company’s security. Additionally, the commercial real estate collateral properties supporting the three remaining loans were re-appraised between 2020 and 2022. The updated appraised value is approximately $57.3 million, net of $1.7 million due to the servicer.

The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June of 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $25.9 million July 2022 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Company owned tranche while the servicer continues to advance interest, keeping the CRE-2 security current.

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations. For SBLOC the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral.

Major classifications of loans, excluding commercial loans, at fair value, are as follows (in thousands):

	December 31,	December 31,
	2022	2021

SBL non-real estate	$108,954	$147,722
SBL commercial mortgage	474,496	361,171
SBL construction	30,864	27,199
Small business loans	614,314	536,092
Direct lease financing	632,160	531,012
SBLOC / IBLOC *	2,332,469	1,929,581
Advisor financing **	172,468	115,770
Real estate bridge lending	1,669,031	621,702
Other loans***	61,679	5,014
	5,482,121	3,739,171
Unamortized loan fees and costs	4,732	8,053
Total loans, net of unamortized loan fees and costs	$5,486,853	$3,747,224

	December 31,	December 31,
	2022	2021

SBL loans, including costs net of deferred fees of $7,327 and $5,345 for December 31, 2022 and December 31, 2021, respectively	$621,641	$541,437
SBL loans included in commercial loans, at fair value	146,717	199,585
Total small business loans ****	$768,358	$741,022

* Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of life insurance policies. At December 31, 2022 and December 31, 2021, respectively, IBLOC loans amounted to $1.12 billion and $788.3 million.

** In 2020, the Bank began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

*** Included in the table above under Other loans are demand deposit overdrafts reclassified as loan balances totaling $2.6 million and $322,000 at December 31, 2022 and December 31, 2021, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses and have been immaterial. December 31, 2022 includes $50.4 million of balances previously included in discontinued assets, including $18.8 million of residential mortgage loans, with the balance comprised of commercial loans.

**** The small business loans held at fair value are comprised of the government guaranteed portion of SBA 7a loans at the dates indicated (in thousands).

The following table provides information about loans individually evaluated for credit loss at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an allowance recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

	December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$409	$3,414	$—	$412	$5
SBL commercial mortgage	223	246	—	1,717	—
Direct lease financing	254	254	—	430	—
Consumer - home equity	320	320	—	458	8
With an allowance recorded
SBL non-real estate	1,478	1,478	(829)	2,267	13
SBL commercial mortgage	589	589	(115)	2,634	—
SBL construction	710	710	(34)	711	—
Direct lease financing	—	—	—	132	—
Consumer - other	—	—	—	5	—
Total
SBL non-real estate	1,887	4,892	(829)	2,679	18
SBL commercial mortgage	812	835	(115)	4,351	—
SBL construction	710	710	(34)	711	—
Direct lease financing	254	254	—	562	—
Consumer - other	—	—	—	5	—
Consumer - home equity	320	320	—	458	8
	$3,983	$7,011	$(978)	$8,766	$26

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an allowance for credit losses (“ACL”) as of the periods indicated (in thousands):

	December 31, 2022			December 31, 2021
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$849	$400	$1,249	$1,313
SBL commercial mortgage	1,423	—	1,423	812
SBL construction	3,386	—	3,386	710
Direct leasing	3,550	—	3,550	254
Other loans	692	—	692	—
Consumer - home equity	—	56	56	72
	$9,900	$456	$10,356	$3,161

The Company had $21.2 million of other real estate owned at December 31, 2022, and $18.9 million of other real estate owned at December 31, 2021. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and other real estate owned at December 31, 2022, and 2021, respectively:

	December 31,
	2022	2021
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,249	$1,313
SBL commercial mortgage	1,423	812
SBL construction	3,386	710
Direct leasing	3,550	254
Other loans	692	—
Consumer - home equity	56	72
Total non-accrual loans	10,356	3,161

Loans past due 90 days or more and still accruing	7,775	461
Total non-performing loans	18,131	3,622
Other real estate owned	21,210	18,873
Total non-performing assets	$39,341	$22,495

Of the $10.4 million of nonaccrual loans at December 31, 2022, $3.1 million were guaranteed under various SBA loan programs, with the majority of such loans classified as nonaccrual in the fourth quarter of 2022. The majority of the balance of the nonaccrual increase in 2022, also occurred in the fourth quarter and reflected one leasing relationship for $3.1 million representing 78 vehicles. A specific reserve of $630,000 in the allowance for credit losses was established in that quarter based upon a deficiency between the carrying value and estimated market value of those vehicles. The increase in loans past due 90 days and still accruing reflects $2.0 million for an IBLOC loan which is in process of pay-off from the cash value of life insurance, and $878,000 from an SBLOC loan which was brought current in January 2023. To the extent that IBLOC loans become non-performing or are not repaid by borrowers, the Bank can utilize the cash value of related life insurance collateral for loan repayment. Similarly, marketable securities collateralizing SBLOC loans may be sold to repay those loans.

Interest which would have been earned on loans classified as non-accrual at December 31, 2022 and 2021, was $224,000 and $186,000, respectively. No income on non-accrual loans was recognized during 2022 or 2021. In 2022, $139,000 of SBL commercial mortgage, $109,000 of SBL construction, $100,000 of SBL non-real estate, and $23,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In 2021, $26,000 of SBL commercial mortgage, $8,000 of SBL non-real estate, and $5,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the allowance for credit losses, but such amounts were not material in either 2022 or 2021.

The Company’s loans that were modified as of December 31, 2022 and 2021 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$650	$650	9	$1,231	$1,231
SBL commercial mortgage	1	834	834	—	—	—
Legacy commercial real estate	1	3,552	3,552	—	—	—
Consumer - home equity	1	239	239	1	248	248
Total(1)	11	$5,275	$5,275	10	$1,479	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.4 million and $656,000 at December 31, 2022 and December 31, 2021, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$650	$—	$—	$1,231
SBL commercial mortgage	—	—	834	—	—	—
Legacy commercial real estate	—	—	3,552	—	—	—
Consumer - home equity	—	—	239	—	—	248
Total(1)	$—	$—	$5,275	$—	$—	$1,479

(1)Troubled debt restructurings include non-accrual loans of $1.4 million and $656,000 at December 31, 2022 and December 31, 2021, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of either December 31, 2022 or 2021.

When loans are classified as troubled debt restructurings, the Company estimates the value of underlying collateral and repayment sources. A specific reserve in the allowance for credit losses is established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of December 31, 2022, there were eleven troubled debt restructured loans with a balance of $5.3 million which had specific reserves of $637,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes loans that were restructured within the 12 months ended December 31, 2022 that have subsequently defaulted (in thousands).

	December 31, 2022
	Number	Pre-modification recorded investment
SBL non-real estate	3	$1,029
Total	3	$1,029

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

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since significant losses have not been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. For all loan pools the Company considers the need for an additional allowance based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the allowance reverts directly to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and historical loss rate component, together with the allowances on specific loans, comprise the total allowances for credit losses.

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

At December 31, 2022, the allowance for off-balance sheet commitments amounted to $2.8 million and the allowance for credit losses amounted to $22.4 million for total allowances of $25.1 million. Of the $25.1 million, $10.0 million of allowances resulted from the Company’s historical charge-off ratios, $2.1 million from reserves on specific loans, with the balance comprised of the qualitative component. The $10.0 million resulted primarily from SBA non-real estate and leasing charge-offs. The higher proportion of qualitative reserve compared to charge-off history related reserves reflects that charge-offs have not been experienced in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending. The absence of significant charge-offs reflects, at least in part, the nature of related collateral respectively consisting of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the allowance calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. The Company has not increased qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies which exceed credit requirements, and are limited to life insurance cash values. The Company also decided not to increase the economic factor for real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating rate borrowing costs, borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that will continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the company’s loan portfolio which management considers “workforce” housing. As a result, the REBL qualitative economic factor was not increased. Officers and lenders have considered potential risks resulting from inflation and identified a risk specific to the leasing function. Inflation in fuel prices poses a risk to the Company’s vehicle fleet leases, specifically for less fuel efficient vehicles for which demand and values may decrease. However, used vehicle prices are anticipated to be sustained for an additional twelve to eighteen months, impacted by chip shortages which may persist into 2024.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced charge-offs for either real estate bridge lending or similarly underwritten loans in its predecessor commercial loans, at fair value portfolio, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations. Accordingly, the estimated credit losses for this pool were derived purely from industry loss information for multi-family housing. The estimated reserve on the multi-family portfolio is currently derived from that industry qualitative factor. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for small business loans, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for small business loans downward to account for an increasing percentage of government guaranteed balances in applicable pools. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2022 and December 31, 2021 is as follows (in thousands):

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated*	$2,075	$4,266	$273	$—	$—	$—	$—	$6,614
Pass	32,402	30,388	13,432	5,599	3,931	4,555	—	90,307
Special mention	—	—	—	—	585	284	—	869
Substandard	—	—	320	242	15	642	—	1,219
Total SBL non-real estate	34,477	34,654	14,025	5,841	4,531	5,481	—	99,009

SBL commercial mortgage
Non-rated	10,600	—	—	—	—	—	—	10,600
Pass	116,647	97,968	64,388	64,692	42,461	68,193	—	454,349
Special mention	—	—	—	1,853	—	630	—	2,483
Substandard	—	—	141	—	834	589	—	1,564
Total SBL commercial mortgage	127,247	97,968	64,529	66,545	43,295	69,412	—	468,996

SBL construction
Pass	3,153	11,650	9,712	2,964	—	—	—	27,479
Substandard	—	2,676	—	—	—	710	—	3,386
Total SBL construction	3,153	14,326	9,712	2,964	—	710	—	30,865

Direct lease financing
Non-rated	73,424	30,900	8,245	1,153	429	108	—	114,259
Pass	254,063	129,763	71,043	38,038	13,722	4,291	—	510,920
Special mention	—	—	61	—	—	—	—	61
Substandard	2,854	2,324	1,658	84	—	—	—	6,920
Total direct lease financing	330,341	162,987	81,007	39,275	14,151	4,399	—	632,160

SBLOC
Non-rated	—	—	—	—	—	—	4,284	4,284
Pass	—	—	—	—	—	—	1,205,098	1,205,098
Total SBLOC	—	—	—	—	—	—	1,209,382	1,209,382

IBLOC
Non-rated	—	—	—	—	—	—	555,219	555,219
Pass	—	—	—	—	—	—	567,868	567,868
Total IBLOC	—	—	—	—	—	—	1,123,087	1,123,087

Advisor financing
Non-rated	3,318	909	—	—	—	—	—	4,227
Pass	68,078	64,498	35,665	—	—	—	—	168,241
Total advisor financing	71,396	65,407	35,665	—	—	—	—	172,468

Real estate bridge lending
Pass	1,009,708	659,323	—	—	—	—	—	1,669,031
Total real estate bridge lending	1,009,708	659,323	—	—	—	—	—	1,669,031

Other loans
Non-rated	4,374	29	37	—	—	16,326	488	21,254
Pass	264	366	2,611	2,750	2,820	41,571	1,187	51,569
Special mention	—	—	—	—	—	3,552	—	3,552

Substandard	—	—	—	—	—	692	56	748
Total other loans**	4,638	395	2,648	2,750	2,820	62,141	1,731	77,123

	$1,580,960	$1,035,060	$207,586	$117,375	$64,797	$142,143	$2,334,200	$5,482,121

Unamortized loan fees and costs	—	—	—	—	—	—	—	4,732
Total								$5,486,853

*Included in the SBL non real estate non-rated total of $6.6 million, were $4.5 million of Paycheck Protection Program, or (“PPP”) loans which are government guaranteed.

**Included in Other loans are $15.4 million of SBA loans purchased for CRA purposes as of December 31, 2022. These loans are classified as SBL in the Company’s loan table which classify loans by type, as opposed to risk characteristics.

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

The following loan review percentages are performed over periods of eighteen to twenty-four months. At December 31, 2022, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for small business loans, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Security-backed Lines of Credit (SBLOC) – The targeted review threshold for 2022 was 40% comprised of a sample of the largest SBLOCs by commitment. At December 31, 2022, approximately 46% of the SBLOC portfolio had been reviewed.

Insurance-backed Lines of Credit (IBLOC) – The targeted review threshold for 2022 was 40% comprised of a sample of the largest IBLOCs by commitment. At December 31, 2022, approximately 50% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2022 was 50%. At December 31, 2022, approximately 96% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

Small Business Loans – The targeted review threshold for 2022 was 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million. At December 31, 2022, 73% of the non-government guaranteed loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2022 was 35%. At December 31, 2022, approximately 41% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.5 million are reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate excluding SBA, which are included in Small Business Loans above) – The targeted review threshold for 2022 was 60%. Floating rate loans are reviewed initially within 90 days of funding and monitored on an ongoing basis as to payment status. Subsequent reviews are performed for relationships over $10.0 million. At December 31, 2022, approximately 100% of the non-SBA CRE floating rate loans on the books more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate excluding SBA which are included in Small Business Loans above) – The targeted review threshold for 2022 was 100%. At December 31, 2022, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans. At December 31, 2022, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or (“HELOC”) – Due to the small number and outstanding balances of HELOCs only the largest loans are subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At December 31, 2022, approximately 72% of the HELOC portfolio had been reviewed.

SBL. Substantially all small business loans consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program, the 504 Fixed Asset Financing Program, and a temporary program, the PPP. The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in PPP, which provides short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $4.5 million remaining to be reimbursed as of December 31, 2022. The Company segments the SBL portfolio into four pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. In the table above, the PPP loans are included in non-rated SBL non real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials. PPP loans, which are fully guaranteed, are not included in the risk pools because they have inherently different risk characteristics, because of the U.S. government guarantee.

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

Investment advisor financing. In 2020, the began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. As credit losses have not been experienced, the allowance is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of December 31, 2022 was $2.8 million.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)*	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance**	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Unallocated**	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)*	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance**	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

*The amount shown as the provision for the period, reflects the provision for credit losses for loans, while the income statement provision for credit losses includes the provision for unfunded commitments of $1.4 million and $597,000 for the years ended December 31, 2022, and 2021, respectively.

** The ending balance for loans in the unallocated column represents deferred costs and fees.

A summary of the Company’s 2022 net charge-offs, classified by the year of the related loan origination, is as follows (in thousands):

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(17)	$—	$—	$(868)	$(885)
Current period recoveries	—	—	2	—	8	130	140
Current period SBL non-real estate net charge-offs	—	—	(15)	—	8	(738)	(745)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(93)	(308)	(150)	(25)	—	—	(576)
Current period recoveries	—	1	117	6	—	—	124
Current period direct lease financing net charge-offs	(93)	(307)	(33)	(19)	—	—	(452)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	24	24
Current period other loans net charge-offs	—	—	—	—	—	24	24

Total
Current period charge-offs	(93)	(308)	(167)	(25)	—	(868)	(1,461)
Current period recoveries	—	1	119	6	8	154	288
Current period net charge-offs	$(93)	$(307)	$(48)	$(19)	$8	$(714)	$(1,173)

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2022, or December 31, 2021. In 2022, the Company purchased $53.3 million of lease receivables and $46.0 million of SBL none of which were credit deteriorated. Additionally, in 2022 the Company participated in small business loans with other institutions in the amount of $15.1 million.

The scheduled undiscounted cash flows of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

2023	$183,098
2024	133,711
2025	119,383
2026	56,862
2027	22,653
2028 and thereafter	3,102
Total undiscounted cash flows	518,809
Residual value *	182,301
Difference between undiscounted cash flows and discounted cash flows	(68,950)
Present value of lease payments recorded as lease receivables	$632,160

*Of the $182,301,000, $30,246,000 is not guaranteed by the lessee or other guarantors.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulties (as opposed to administrative delays or other mitigating factors), and are not brought current. For loans 90 days or more delinquent and non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the twelve months ended December 31, 2022, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge lending	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

	December 31, 2021
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,375	$3,138	$441	$1,313	$6,267	$141,455	$147,722
SBL commercial mortgage	—	220	—	812	1,032	360,139	361,171
SBL construction	—	—	—	710	710	26,489	27,199
Direct lease financing	1,833	692	20	254	2,799	528,213	531,012
SBLOC / IBLOC	5,985	289	—	—	6,274	1,923,307	1,929,581
Advisor financing	—	—	—	—	—	115,770	115,770
Real estate bridge lending	—	—	—	—	—	621,702	621,702
Other loans	—	—	—	72	72	4,942	5,014
Unamortized loan fees and costs	—	—	—	—	—	8,053	8,053
	$9,193	$4,339	$461	$3,161	$17,154	$3,730,070	$3,747,224

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2022	2021
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	3 to 12 years	61,747	56,600
Leasehold improvements	6 to 10 years	11,331	11,331
		78,246	73,099
Accumulated depreciation		(59,845)	(56,943)
		$18,401	$16,156

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $2.9 million, $2.9 million and $3.2 million, respectively.

Note G—Time Deposits

At December 31, 2022, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2023	$330,000
2024	—
2025	—
2026	—
2027	—
$330,000

There were no time deposits outstanding at December 31, 2021.

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

The following table shows the Company’s remaining interests in CRE2, which represent single securities purchased by the Company in the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral (in thousands).

	December 31, 2022
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs (b)
Commercial mortgage-backed securities
CRE2 (c)	$58,143	$—	$58,143	$12,574
CRE3	1,939	—	1,939	—
CRE4	9,998	—	9,998	—
CRE5	35,638	—	35,638	—
CRE6	38,242	—	38,242	—

	December 31, 2021
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs
Commercial mortgage-backed securities
CRE2	$76,115	$—	$76,115	$12,574
CRE3	61,887	—	61,887	—
CRE4	48,405	—	48,405	—
CRE5	112,832	—	112,832	—
CRE6	343,501	—	343,501	51,558

(a) Consists of commercial loans predominantly secured by real estate.

(b) The Company’s security purchased from CRE6 was repaid in full during 2022.

(c) The entire CRE1 security including the Company’s interests was repaid in full during 2021. As of December 31, 2022, the principal balance of the security purchased from CRE2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of the one remaining senior tranche. The Company’s $12.6 million security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on the Company’s security. Additionally, the commercial real estate collateral properties supporting the three remaining loans were re-appraised between 2020 and 2022. The updated appraised value is approximately $57.3 million, net of $1.7 million due to the servicer. The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the Company’s security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in collateral valuation. While available information indicates that the value of existing collateral will be adequate to repay the security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June of 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $25.9 million July 2022 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Company owned tranche while the servicer continues to advance interest, keeping the CRE-2 security current.

Note I—Debt

1.Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $1.10 billion at December 31, 2022, collateralized by loans. The Bank also had a $1.39 billion line with the FRB as of that date, also collateralized by loans. Borrowings under these arrangements have been made with one day terms with rates which vary daily. As of December 31, 2022, the Bank did not have any borrowings outstanding on these lines. The details for such daily borrowings are presented below:

	As of or for the year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	60,312	19,958	27,322
Maximum month-end balance	495,000	300,000	140,000
Weighted average rate during the year	2.55%	0.25%	0.72%
Rate at December 31	—	—	—

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$42
Average during the year	41	41	49
Maximum month-end balance	42	42	82
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

3. Guaranteed preferred beneficiary interest in the Company’s subordinated debt

As of December 31, 2022, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III. In each case, the Company owns all the common securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts. The $10.3 million of debentures issued to The Bancorp Capital Trust II and the $3.1 million of debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear a floating rate of interest equal to 3-month LIBOR plus 3.25%.

As of December 31, 2022, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

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

On October 20, 2021, the Board approved a revised stock repurchase program for the 2022 fiscal year (the “2022 Common Stock Repurchase Program”). The Company was authorized and did repurchase $15.0 million in each quarter of 2022. During the twelve months ended December 31, 2022, the Company repurchased 2,322,256 shares of its common stock in the open market under the 2022 Common Stock Repurchase Program at an average cost of $25.84 per share.

On October 26, 2022, the Board approved a revised stock repurchase program for the upcoming 2023 fiscal year (the “2023 Common Stock Repurchase Program”). The amount that the Company intends to repurchase has been increased to $25.0 million in value of the Company’s common stock per fiscal quarter in 2023, for a maximum amount of $100.0 million. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”).

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $2.0 million, $1.6 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2022, 2021 and 2020. The actuarial assumptions as of December 31, 2022, 2021 and 2020 reflected respective discount rates of 4.73%, 2.12% and 1.59% with a monthly benefit of $25,000. Projected payouts for each of the next two years are $300,000 per year, $274,000, $262,000, and $248,000 for years three, four, and five, respectively, and $1.0 million for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2021. The Company’s related expense was $300,000, $300,000 and $465,000, respectively, for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had accrued $3.0 million for potential future payouts.

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

	For the years ended
	December 31,
	2022	2021	2020
	(in thousands)
Current tax provision
Federal	$29,994	$22,364	$21,816
State	11,837	9,958	7,222
	41,831	32,322	29,038
Deferred tax provision (benefit)
Federal	5,206	1,564	(966)
State	664	(162)	(384)
	5,870	1,402	(1,350)
	$47,701	$33,724	$27,688

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2022, 2021 and 2020, are as follows:

	For the years ended
	December 31,
	2022	2021	2020
	(in thousands)

Computed tax expense at statutory rate	$37,410	$30,275	$22,740
State taxes	9,499	7,704	5,363
Tax-exempt interest income	(480)	(566)	(517)
Meals and entertainment	6	24	24
Civil money penalty	368	—	—
Other net (deductible) nondeductible items	(22)	(3,762)	254
Valuation allowance - domestic	—	(1,446)	587
Other	920	1,495	(763)
	$47,701	$33,724	$27,688

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$5,283	$4,031
Non-accrual interest	2,076	1,613
Deferred compensation	625	697
State taxes	1,192	1,857
Nonqualified stock options	747	1,031
Capital loss limitations	8,158	4,158
Tax deductible goodwill	614	1,365
Partnership interest, Walnut St basis difference	—	13,737
Operating lease liabilities	1,652	2,156
Fair value adjustment to investments	—	817
Loan charges	—	3,351
Unrealized losses on investment securities available-for-sale	10,668	—
Other	222	544
Total gross deferred tax assets	31,237	35,357
Federal and state valuation allowance	(8,158)	(16,903)
Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	—	2,207
Discount on Class A notes	—	92
Depreciation	2,025	1,743
Right of use asset	1,314	1,745
Fair value adjustment to investments	37	—
Total deferred tax liabilities	3,376	5,787
Net deferred tax asset	$19,703	$12,667

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. If that threshold is not met, a valuation allowance is established against the deferred tax asset. The federal and state valuation allowance at December 31, 2022 and 2021, respectively, was $8.2 million and $16.9 million and resulted from Walnut Street assets, primarily because related capital losses will likely be non-deductible.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2022	2021	2020
	(in thousands)
Beginning balance at January 1	$338	$338	$338
Decreases in tax provisions for prior years	(338)	—	—
Gross unrecognized tax benefits at December 31	$—	$338	$338

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2022. The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2019 remain subject to examination by the federal authorities, and 2018 and after remain subject to examination by most state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1.00 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. We do not expect these changes to have a material impact on our provision for income taxes or financial statements.

Note M—Stock-Based Compensation.

The Company recognizes compensation expense for stock options and restricted stock units (RSUs) in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Stock Based Compensation.” The expense of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. For RSUs, fair value is determined by the quoted price of the Company’s stock on Nasdaq as of the date of grant. At December 31, 2022, the Company had two active stock-based compensation plans.

In May 2020, the Company adopted an Equity Incentive Plan (“2020 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2020 Plan. The option term may not exceed 10 years from the date of the grant. Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 3,300,000 shares of common stock were reserved for issuance under the 2020 Plan. Restricted stock units may also be granted under the 2020 Plan with conditions similar to those for options.

In May 2018, the Company adopted an Equity Incentive Plan (“2018 Plan”). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan. The option term may not exceed 10 years from the date of the grant. Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan, but none remain. Restricted stock units may also be granted under the 2018 Plan with conditions similar to those for options.

The Company granted 100,000 stock options with a vesting period of four years during 2022 with a weighted average grant-date fair value of $14.01. The Company granted 100,000 stock options with a vesting period of four years during 2021 with a weighted average grant-date fair value of $8.51. The Company granted 300,000 stock options with a vesting period of four years during 2020 with a weighted average grant-date fair value of $3.02. The total common stock options exercised in 2022, 2021 and 2020 were 58,531, 633,966 and 99,000, respectively.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2022	550,104	$9.67	7.17	$8,603,191
Granted	100,000	30.32	9.12	—
Exercised	(58,531)	9.48	—	1,321,525
Expired	—	—	—	—
Forfeited	(11,469)	—	—	—
Outstanding at December 31, 2022	580,104	13.25	7.48	8,968,660
Exercisable at December 31, 2022	238,828	$8.69	6.74	$4,701,983

The Company granted 260,693 RSUs in 2022, of which 219,311 have a vesting period of three years and 41,382 have a vesting period of one year. At issuance, the 260,693 RSUs granted in 2022 had a fair value of $ $28.61 per unit. The Company granted 313,697 RSUs in 2021 of which 261,073 have a vesting period of three years and 52,624 have a vesting period of one year. At issuance, the 313,697 RSUs granted in 2021 had a fair value of $18.81 per unit. The Company granted 1,531,702 RSUs in 2020, of which 1,387,602 have a vesting period of two years and nine months and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in 2020 had a fair value of $6.87 per unit.

A summary of the Company’s restricted stock units is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2022	1,030,124	$10.49	1.17
Granted	260,693	28.61	1.84
Vested	(582,789)	10.11	—
Forfeited	(36,332)	15.21	—
Outstanding at December 31, 2022	671,696	$17.78	1.00

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2022, and changes during the year then ended, is presented below:

		Weighted-average
		grant date
	Options	fair value
Non-Vested at January 1, 2022	357,552	$4.63
Granted	100,000	14.01
Vested	(116,276)	4.32
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	341,276	$7.49

There were 641,320 options exercised and restricted stock units vested in 2022, 1,732,529 options exercised and restricted stock units vested in 2021 and 710,111 options exercised and restricted stock units vested in 2020. The total intrinsic value of the options exercised and stock units vested in 2022, 2021 and 2020 was $ 15.7 million, $35.5 million and $7.1 million, respectively. The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2022 was $6.1 million.

As of December 31, 2022, there was a total of $8.1 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 1.1 years. Related compensation expense for the years ended December 31, 2022, 2021 and 2020 was $7.6 million, $8.6 million and $6.4 million respectively, and the related tax benefits recognized were $ 1.6 million, $1.8 million and $1.4 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2022	2021	2020
Risk-free interest rate	1.94%	1.19%	0.68%
Expected dividend yield	—	—	—
Expected volatility	45.1%	45.6%	45.2%
Expected lives (years)	6.3	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2022 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of December 31, 2022 and December 31, 2021, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2022, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features. At December 31, 2022 and 2021, loans to these related parties amounted to $5.5 million and $5.2 million, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $1.5 million in 2022, $1.9 million in 2021 and $1.7 million in 2020 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities. The lease for its Wilmington, Delaware operations facility and its Crofton, Maryland business leasing office expire in 2025. The lease for its Westmont (suburban Chicago), Illinois SBL office expires in 2026. The occupied New York and Norristown sites are, respectively, loan administration and leasing offices, and the leases will expire in 2024 and 2025, respectively. The Memphis, Tennessee SBL office lease expires in 2025. The Morrisville, North Carolina SBL loan office lease also expires in 2024. The Company also has leases for leasing business development offices in New Jersey that expire in 2023, and leases for SBL and leasing business development offices in Utah and Washington state that expire at various times through 2023. The Company’s lease in South Dakota for its prepaid and debit card division expires in 2023. The Company has signed a lease for office space to relocate those offices to a development under construction in Sioux Falls, South Dakota, with expected occupancy in 2023.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2023	$3,402
2024	3,847
2025	2,925
2026	1,375
2027	1,374
Thereafter	16,478
$29,401

Rent and related expense for the years ended December 31, 2022, 2021 and 2020 were approximately $3.7 million, $3.6 million and $4.1 million net of sublease rentals of approximately $729,000, $729,000 and $848,000, respectively.

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

As previously disclosed, the Company received and responded to a non-public fact-finding inquiry from the SEC, which sought to determine if violations of the federal securities laws occurred. On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company. The SEC last requested information from the Company relating to this inquiry in September 2021. The SEC has not made any findings, or alleged any wrongdoing, with respect to this matter.  Future costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of this matter.

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in

February 2023.  On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties.  As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. The motion is still pending before the court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2022	2021
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,980,154	$2,154,352
Standby letters of credit	1,698	1,698
	$1,981,852	$2,156,050

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

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets classified as level 3 are only classified as such, when the observable inputs discussed above are not available, often as a result of thinly traded markets. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no transfers between levels in 2022 and 2021. Transfers between levels in prior years, resulted only from the availability or non-availability of third-party pricing for CRE securities from the Company’s securitizations, see Note E. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures,” as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the FRB, had recorded values of $888.2 million and $601.8 million at December 31, 2022 and 2021, respectively, which approximated fair values.

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

Commercial loans, at fair value are comprised of commercial real estate bridge loans and SBA loans which had been previously originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate bridge loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available, on a pooled basis.

Loans, net of deferred loan fees and costs, have an estimated fair value using the present value of future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for borrower-specific credit risk. The carrying value of accrued interest approximates fair value.

FHLB, Atlantic Central Bankers Bank, and Federal Reserve Bank stock are held as required by those respective institutions and are carried at cost. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

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

Deposits (comprised of interest and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short-term borrowings outstanding at December 31, 2022 or 2021.

Time deposits, when outstanding, senior debt and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were $330.0 million time deposits outstanding at December 31, 2022 and $0 at December 31, 2021.

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

	December 31, 2022
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$766,016	$766,016	$—	$745,993	$20,023
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	589,143	589,143	—	—	589,143
Loans, net of deferred loan fees and costs	5,486,853	5,462,948	—	—	5,462,948
Interest rate swaps, asset	408	408	—	408	—
Demand and interest checking	6,559,617	6,559,617	—	6,559,617	—
Savings and money market	140,496	140,496	—	140,496	—
Senior debt	99,050	93,871	—	93,871	—
Time deposits	330,000	330,000	—	330,000	—
Subordinated debentures	13,401	10,067	—	—	10,067
Securities sold under agreements to repurchase	42	42	42	—	—

December 31, 2021
Quoted prices	Significant
in active	other	Significant

			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$953,709	$953,709	$—	$934,678	$19,031
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,663	1,663	—	—	1,663
Commercial loans, at fair value	1,388,416	1,388,416	—	—	1,388,416
Loans, net of deferred loan fees and costs	3,747,224	3,745,548	—	—	3,745,548
Assets held-for-sale from discontinued operations	3,268	3,268	—	—	3,268
Interest rate swaps, liability	553	553	—	553	—
Demand and interest checking	5,561,365	5,561,365	—	5,561,365	—
Savings and money market	415,546	415,546	—	415,546	—
Senior debt	98,682	101,980	—	101,980	—
Subordinated debentures	13,401	8,815	—	—	8,815
Securities sold under agreements to repurchase	42	42	42	—	—

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$28,381	$—	$28,381	$—
Asset-backed securities	334,009	—	334,009	—
Obligations of states and political subdivisions	47,510	—	47,510	—
Residential mortgage-backed securities	139,820	—	139,820	—
Collateralized mortgage obligation securities	41,783	—	41,783	—
Commercial mortgage-backed securities	166,813	—	154,490	12,323
Corporate debt securities	7,700	—	—	7,700
Total investment securities, available-for-sale	766,016	—	745,993	20,023
Commercial loans, at fair value	589,143	—	—	589,143
Interest rate swaps, asset	408	—	408	—
	$1,355,567	$—	$746,401	$609,166

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	.
Investment securities, available-for-sale
U.S. Government agency securities	$37,302	$—	$37,302	$—
Asset-backed securities	360,418	—	360,418	—
Obligations of states and political subdivisions	52,137	—	52,137	—
Residential mortgage-backed securities	184,301	—	184,301	—
Collateralized mortgage obligation securities	61,861	—	61,861	—
Commercial mortgage-backed securities	251,076	—	238,659	12,417
Corporate debt securities	6,614	—	—	6,614
Total investment securities, available-for-sale	953,709	—	934,678	19,031
Commercial loans, at fair value	1,388,416	—	—	1,388,416
Assets held-for-sale from discontinued operations	3,268	—	—	3,268
Interest rate swaps, liability	553	—	553	—
	$2,344,840	$—	$934,125	$1,410,715

The Company’s Level 3 asset activity for the categories shown for the years 2022 and 2021 is as follows (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs

	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Beginning balance	$19,031	$178,951	$1,388,416	$1,810,812
Transfers from investment in unconsolidated entity	—	—	—	22,926
Transfers from assets held-for-sale from discontinued operations	—	—	—	61,580
Transfers to loans, net	—	—	(61,580)	—
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	(44)	12,570	13,214
Included in other comprehensive loss	992	(1,422)	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	66,067	127,765
Settlements	—	(158,454)	(816,330)	(647,881)
Ending balance	$20,023	$19,031	$589,143	$1,388,416

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(3,492)	$(2,133)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Beginning balance	$—	$31,294	$3,268	$113,650
Transfers to commercial loans, at fair value	—	(22,926)	—	(61,580)
Transfers to other real estate owned	—	(2,145)	—	(17,343)
Total (losses) or gains (realized/unrealized)
Included in earnings	—	—	—	1,102
Purchases, issuances, sales, settlements and charge-offs
Issuances	—	—	—	5,222
Sales	—	—	—	(2,020)
Settlements	—	(6,223)	(3,268)	(35,750)
Charge-offs	—	—	—	(13)
Ending balance	$—	$—	$—	$3,268

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$566

The Company’s other real estate owned activity is summarized below (in thousands) as of the dates indicated:

	December 31, 2022	December 31, 2021
Beginning balance	$18,873	$—
Transfers from investment in unconsolidated entity	—	2,145
Sales	(2,343)	(615)
Transfers from commercial loans, at fair value	4,680	—
Transfers from discontinued operations	—	17,343
Ending balance	$21,210	$18,873

Information related to fair values of level 3 balance sheet categories is as follows (dollars in thousands, except range and weighted average data).

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2022	Valuation techniques	Unobservable inputs	December 31, 2022	December 31, 2022

Commercial mortgage-backed investment
security (a)	$12,323	Discounted cash flow	Discount rate	12.71%	12.71%
Insurance liquidating trust preferred security (b)	7,700	Discounted cash flow	Discount rate	11.50%	11.50%
Federal Home Loan Bank, Atlantic
Central Bankers Bank, and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs (c)	5,462,948	Discounted cash flow	Discount rate	5.65%-11.00%	6.86%

Commercial - SBA (d)	146,717	Discounted cash flow	Discount rate	5.57%-6.25%	6.17%
Non-SBA CRE - fixed (e)	28,695	Discounted cash flow and appraisal	Discount rate	8.36%-11.65%	10.31%
Non-SBA CRE - floating (f)	413,731	Discounted cash flow	Discount rate	7.07%-17.20%	7.90%
Commercial loans, at fair value	589,143

Subordinated debentures (g)	10,067	Discounted cash flow	Discount rate	11.50%	11.50%

Other real estate owned (h)	21,210	Appraised value	N/A	N/A	N/A

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2021	Valuation techniques	Unobservable inputs	December 31, 2021	December 31, 2021

Commercial mortgage-backed investment
securities	$12,417	Discounted cash flow	Discount rate	8.00%	8.00%
Insurance liquidating trust preferred security	6,614	Discounted cash flow	Discount rate	7.00%	7.00%
Federal Home Loan Bank and Atlantic
Central Bankers Bank stock	1,663	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	3,745,548	Discounted cash flow	Discount rate	1.00% - 7.00%	3.70%

Commercial - SBA	199,585	Discounted cash flow	Discount rate	1.04% - 2.12%	$103.40
Non-SBA CRE - fixed	79,864	Discounted cash flow	Discount rate	5.31%-7.43%	6.26%
Non-SBA CRE - floating	1,047,387	Discounted cash flow	Discount rate	3.96%-10.20%	4.96%
Other loans	61,580	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%
Commercial loans, at fair value	1,388,416

Assets held-for-sale from discontinued operations	3,268	Discounted cash flow	Discount rate	3.18%-6.80%	4.36%

Subordinated debentures	8,815	Discounted cash flow	Discount rate	7.00%	7.00%

Other real estate owned	18,873	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are sensitive to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages at December 31, 2022 were calculated using the discount rate for each individual security or loan weighted by its par value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the value of subordinated debentures are a disclosure item, without impact on the financial statements. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are also a disclosure item, without impact on the financial statements. The notes below refer to the December 31, 2022 table.

a)Commercial mortgage-backed investment security, consisting of a single Bank issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the security.

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

d)Commercial-SBA Loans are comprised of the government guaranteed portion of SBA insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for both poolable and seasoned loans are based on estimates arrived at using actual historical data for similar loans.

e)Non-SBA CRE-fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. The movie theater loan which was valued on the basis of an appraisal at September 30, 2022 was transferred to other real estate owned in the fourth quarter of 2022 and is discussed in Note E.

f)Non-SBA CRE-floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At December 31, 2022, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2022 and 2021 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans(1)	$12,205	$—	$—	$12,205
Other real estate owned	21,210	—	—	21,210
Intangible assets	2,049	—	—	2,049
	$35,464	$—	$—	$35,464

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans(1)	$3,005	$—	$—	$3,005
Other real estate owned	18,873	—	—	18,873
Intangible assets	2,447	—	—	2,447
	$24,325	$—	$—	$24,325

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At December 31, 2022, principal on loans individually evaluated for an allowance for credit losses, and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $12.2 million. To arrive at that fair value, related loan principal of $14.3 million was reduced by specific allowances of $2.1 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2022, were troubled debt restructured loans with a balance of $5.3 million which had specific allowances of $637,000. At December 31, 2021, principal on loans individually evaluated for an allowance for credit losses, and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $3.0 million. To arrive at that fair value, related loan principal of $4.0 million was reduced by specific allowances of $1.0 million within the allowance for credit losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. Included in the loans individually evaluated for an allowance for credit losses at December 31, 2021, were troubled debt restructured loans with a balance of $1.5 million which had specific allowances of $476,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The Company had $21.2 million of other real estate owned at December 31, 2022 and $18.9 million other real estate owned at December 31, 2021.

Note R –Derivatives

The Company has utilized derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of December 31, 2022, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement the Company receives an adjustable rate of interest based upon LIBOR. The Company recorded a gain of $961,000, a gain of $1.7 million and a loss of $2.0 million for the years ended December 31, 2022 and 2021 and 2020, respectively, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. At December 31, 2022, the amount receivable by the Company under this swap agreement was $408,000. At December 31, 2022 and 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $523,000 and $2.3 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2022 are summarized below (dollars in thousands):

	December 31, 2022
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	$6,800	2.16%	4.73%	$408
Total	$6,800			$408

The $408,000 fair value position of the outstanding derivatives at December 31, 2022 as detailed in the above table, was recorded in other assets on the consolidated balance sheet.

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
	(dollars in thousands)
As of December 31, 2022
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$747,372	13.87%	$431,203	>=8.00	N/A	N/A
The Bancorp Bank, National Association	829,540	15.42%	430,483	8.00	538,103	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	722,238	13.40%	323,403	>=6.00	N/A	N/A
The Bancorp Bank, National Association	804,406	14.95%	322,862	6.00	430,483	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	722,238	9.63%	299,913	>=4.00	N/A	N/A
The Bancorp Bank, National Association	804,406	10.73%	299,794	4.00	374,742	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	722,238	13.40%	215,602	>=4.00	N/A	N/A
The Bancorp Bank, National Association	804,406	14.95%	242,147	4.50	349,767	>= 6.50%

As of December 31, 2021
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$661,656	15.13%	$349,923	>=8.00	N/A	N/A
The Bancorp Bank, National Association	695,450	15.88%	349,897	8.00	437,371	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	643,850	14.72%	262,442	>=6.00	N/A	N/A
The Bancorp Bank, National Association	677,644	15.48%	262,423	6.00	349,897	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	643,850	10.40%	247,722	>=4.00	N/A	N/A
The Bancorp Bank, National Association	677,644	10.98%	247,630	4.00	309,537	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	643,850	14.72%	174,962	>=4.00	N/A	N/A
The Bancorp Bank, National Association	677,644	15.48%	196,817	4.50	284,291	>= 6.50%

As of December 31, 2022, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets
Cash and due from banks	$18,712	$68,383
Investment in subsidiaries	776,199	686,248
Other assets	13,016	11,324
Total assets	$807,927	$765,955

Liabilities and stockholders' equity
Other liabilities	$1,445	$1,418
Senior debt	99,050	98,682
Subordinated debentures	13,401	13,401
Stockholders' equity	694,031	652,454
Total liabilities and stockholders' equity	$807,927	$765,955

Condensed Statements of Operations

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Income
Other income	$10	$—	$1
Total income	10	—	1

Expense
Interest on subordinated debentures	657	449	524
Interest on senior debt	5,118	5,118	1,913
Non-interest expense	8,520	9,266	7,486
Total expense	14,295	14,833	9,923
Income tax benefit	(2,999)	(3,114)	—
Equity in undistributed income of subsidiaries	141,499	122,372	90,006
Net income available to common shareholders	$130,213	$110,653	$80,084

Condensed Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income	$130,213	$110,653	$80,084
Net amortization of investment securities discounts/premiums	368	368	—
(Increase) decrease in other assets	(1,692)	(3,164)	484
Increase (decrease) in other liabilities	27	(423)	1,810
Stock based compensation expense	7,592	8,626	6,429
Equity in undistributed income	(141,499)	(122,372)	(90,006)
Net cash used in operating activities	(4,991)	(6,312)	(1,199)

Investing activities
Contribution from subsidiary	15,000	—	—
Net cash provided by investing activities	15,000	—	—

Financing activities
Proceeds from the exercise of common stock options	320	3,428	866
Proceeds of senior debt offering	—	—	98,314
Repurchases of common stock	(60,000)	(40,000)	—
Net cash (used in) provided by financing activities	(59,680)	(36,572)	99,180
Net (decrease) increase in cash and cash equivalents	(49,671)	(42,884)	97,981
Cash and cash equivalents, beginning of year	68,383	111,267	13,286
Cash and cash equivalents, end of year	$18,712	$68,383	$111,267

Note U—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation, the Company decided to discontinue its Philadelphia commercial lending operations, as described in Note V- Discontinued Operations. The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure. Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. On January 1, 2022, discontinued operations was combined into the corporate segment. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes small business (primarily SBA loans), direct lease financing, security and insurance backed lines of credit, investment advisor financing, real estate bridge lending and deposits generated by those business lines. In 2019, specialty finance included commercial mortgage loan sales and securitizations, prior to their cessation in 2020. Payments include prepaid and debit cards, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. In the tables below the Company allocated cost of funds in the interest allocation line. These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$273,392	$113	$34,790	$—	$308,295
Interest allocation	(55,680)	56,064	(384)	—	—
Interest expense	3,083	42,883	13,488	—	59,454
Net interest income	214,629	13,294	20,918	—	248,841
Provision for credit losses	7,108	—	—	—	7,108
Non-interest income	15,371	86,313	3,999	—	105,683
Non-interest expense	71,878	69,261	28,363	—	169,502
Income (loss) before taxes	151,014	30,346	(3,446)	—	177,914
Income tax expense	—	—	47,701	—	47,701
Net income (loss)	$151,014	$30,346	$(51,147)	$—	$130,213

	For the year ended December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$191,867	$—	$30,248	$—	$222,115
Interest allocation	(17,217)	20,634	(3,417)	—	—
Interest expense	963	4,162	6,114	—	11,239
Net interest income	173,687	16,472	20,717	—	210,876
Provision for credit losses	3,110	—	—	—	3,110
Non-interest income	22,331	82,343	75	—	104,749
Non-interest expense	67,263	69,716	31,371	—	168,350
Income (loss) from continuing operations before taxes	125,645	29,099	(10,579)	—	144,165
Income tax expense	—	—	33,724	—	33,724
Income (loss) from continuing operations	125,645	29,099	(44,303)	—	110,441
Income from discontinued operations	—	—	—	212	212
Net income (loss)	$125,645	$29,099	$(44,303)	$212	$110,653

	For the year ended December 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$170,847	$—	$39,935	$—	$210,782
Interest allocation	(29,255)	36,890	(7,635)	—	—
Interest expense	1,024	8,690	6,202	—	15,916
Net interest income	140,568	28,200	26,098	—	194,866
Provision for credit losses	6,352	—	—	—	6,352
Non-interest income	678	83,751	188	—	84,617
Non-interest expense	68,244	68,379	28,224	—	164,847
Income (loss) from continuing operations before taxes	66,650	43,572	(1,938)	—	108,284
Income tax expense	—	—	27,688	—	27,688
Income (loss) from continuing operations	66,650	43,572	(29,626)	—	80,596
Loss from discontinued operations	—	—	—	(512)	(512)
Net income (loss)	$66,650	$43,572	$(29,626)	$(512)	$80,084

	December 31, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$6,042,765	$57,894	$1,802,341	$—	$7,903,000
Total liabilities	$321,335	$6,101,539	$786,095	$—	$7,208,969

	December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Total assets	$5,099,388	$41,593	$1,698,990	$3,268	$6,843,239
Total liabilities	$329,372	$5,312,115	$549,298	$—	$6,190,785

Note V—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and other real estate owned. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts were winding down, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. These loans will accordingly be accounted for as such, and included in related tables as management continues related collections. While classified as discontinued operations loans were recorded at the lower of their cost or fair value. Fair value was determined using a discounted cash flow analysis where projections of cash flows were developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. Those credit and collateral related assumptions were subject to uncertainty.

Discontinued other real estate owned of $17.3 million which constituted the remainder of discontinued assets was reclassified to the other real estate owned caption on the balance sheet.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2022, 2021 and 2020. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2022	2021	2020
		(in thousands)
Interest income	$—	$3,096	$4,222
Interest expense	—	—	—
Net interest income	—	3,096	4,222

Non-interest income	—	99	21
Non-interest expense	—	2,907	8,059

Income (loss) before taxes	—	288	(3,816)
Income tax expense (benefit)	—	76	(3,304)
Net income (loss)	$—	$212	$(512)

	December 31,	December 31,
	2022	2021
	(in thousands)
Commercial loans, at fair value	$—	$2,907
Other real estate owned	—	361
Total assets	$—	$3,268

Non-interest expense for the years ended December 31, 2022, 2021 and 2020, reflected no activity for 2022, a gain of $1.5 million for 2021, and losses of $520,000 for 2020, for fair value and realized gains (losses) on loans. For those respective years, it also reflected respective expenses and losses of $0, $2.8 million and $5.5 million related to other real estate owned. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discounted cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of December 31, 2022. Their report dated March 1, 2023 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2023

Item 9B. Other Information.

Not applicable.

.Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information included in our 2023 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation.

Information included in our 2023 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included in our 2023 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information included in our 2023 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information included in our 2023 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2022 and 2021

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2022

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2022

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2022

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002(1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009(4)
3.1.3	Amendment to Certificate of Incorporation filed June 1, 2016(4)
3.2	Amended and Restated Bylaws(5)
4.1	Description of the Registrant’s Securities(8)
4.2	Specimen stock certificate(1)
4.3	Indenture for Senior Debt Securities dated as of August 13, 2020(2)
4.4	First Supplemental Indenture for 4.750% Senior Notes due 2025 dated as of August 13, 2020(2)
10.1.1	The Bancorp, Inc. 2018 Equity Incentive Plan(3)+
10.1.2	First Amendment to The Bancorp, Inc. 2018 Equity Incentive Plan(3)+
10.2	Form of Restricted Stock Unit Award Agreement(3)+
10.3	Asset Purchase Agreement dated as of July 10, 2018(6)
10.4	The Bancorp, Inc. 2020 Equity Incentive Plan(7)+
10.5	Form of Non-Qualified Stock Option Award(7)+
10.6	Form on Non-Qualified Stock Option Award (non-employee directors)(7)+
10.7	Form of Restricted Stock Award(7)+

21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *
101.SCH	Inline XBRL Schema Document **
101.CAL	Inline XBRL Calculation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
101.LAB	Inline XBRL Labels Linkbase Document **
101.PRE	Inline XBRL Presentation Linkbase Document **
101.INS	Inline XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 is formatted in Inline XBRL.

*	Filed herewith.
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

+	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed August 13, 2020, and by this reference incorporated herein (File No. 000-51018).
(3)	Filed previously as an exhibit to our current report on Form 8-K/A filed May 17, 2018, and by this reference incorporated herein (File No. 000-51018).
(4)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an exhibit to our current report on Form 8-K filed July 10, 2018, and by this reference incorporated herein (File No. 000-51018).
(7) (8)

Filed previously as an exhibit to our current report on Form 8-K filed May 14, 2020, and by this reference incorporated herein (File No. 000-51018).

Filed previously as an exhibit to our annual report on Form 10-K filed March 1, 2022, and by this reference incorporated herein (File No. 000-51018).

Item 16.  Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       The Bancorp, Inc

March 1, 2023	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	March 1, 2023
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ James J. McEntee III	Director	March 1, 2023
JAMES J. MCENTEE III

/s/ Michael J. Bradley	Director	March 1, 2023
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 1, 2023
MATTHEW COHN

/s/ William H. Lamb	Director	March 1, 2023
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	March 1, 2023
HERSH KOZLOV

/s/ John Eggemeyer	Director	March 1, 2023
JOHN EGGEMEYER

/s/ Daniela A. Mielke	Director	March 1, 2023
DANIELA A. MIELKE

/s/ Stephanie B. Mudick	Director	March 1, 2023
STEPHANIE B. MUDICK
/s/ Cheryl D. Creuzot	Director	March 1, 2023
CHERYL D. CREUZOT

/s/ Paul Frenkiel	Chief Financial Officer and Secretary	March 1, 2023
PAUL FRENKIEL	(principal financial and accounting officer)