Form 10-Q
period 2023-03-31
Bancorp, Inc.
filed 2023-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2023, there were 54,691,405 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
(in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$13,736	$24,063
Interest-earning deposits at Federal Reserve Bank	773,446	864,126
Total cash and cash equivalents	787,182	888,189

Investment securities, available-for-sale, at fair value	787,429	766,016
Commercial loans, at fair value	493,334	589,143
Loans, net of deferred loan fees and costs	5,354,347	5,486,853
Allowance for credit losses	(23,794)	(22,374)
Loans, net	5,330,553	5,464,479
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	12,629	12,629
Premises and equipment, net	21,319	18,401
Accrued interest receivable	33,729	32,005
Intangible assets, net	1,950	2,049
Other real estate owned	21,117	21,210
Deferred tax asset, net	18,290	19,703
Other assets	99,427	89,176
Total assets	$7,606,959	$7,903,000

LIABILITIES
Deposits
Demand and interest checking	$6,607,767	$6,559,617
Savings and money market	96,890	140,496
Time deposits, $100,000 and over	—	330,000
Total deposits	6,704,657	7,030,113

Securities sold under agreements to repurchase	42	42
Senior debt	99,142	99,050
Subordinated debentures	13,401	13,401
Other long-term borrowings	9,972	10,028
Other liabilities	54,597	56,335
Total liabilities	6,881,811	7,208,969

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,329,629 and 55,689,627
shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	55,330	55,690
Additional paid-in capital	277,814	299,279
Retained earnings	418,441	369,319
Accumulated other comprehensive loss	(26,437)	(30,257)
Total shareholders' equity	725,148	694,031

Total liabilities and shareholders' equity	$7,606,959	$7,903,000

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$106,259	$50,591
Investment securities:
Taxable interest	9,300	4,891
Tax-exempt interest	32	25
Interest-earning deposits	6,585	347
	122,176	55,854
Interest expense
Deposits	34,460	1,606
Short-term borrowings	234	—
Long-term borrowings	126	—
Senior debt	1,279	1,279
Subordinated debentures	261	116
	36,360	3,001
Net interest income	85,816	52,853
Provision for credit losses	1,903	1,507
Net interest income after provision for credit losses	83,913	51,346

Non-interest income
ACH, card and other payment processing fees	2,171	1,984
Prepaid, debit card and related fees	23,323	18,652
Net realized and unrealized gains
on commercial loans, at fair value	1,725	3,383
Leasing related income	1,490	973
Other	280	120
Total non-interest income	28,989	25,112

Non-interest expense
Salaries and employee benefits	29,785	23,848
Depreciation and amortization	721	795
Rent and related occupancy cost	1,394	1,289
Data processing expense	1,321	1,189
Printing and supplies	145	86
Audit expense	392	362
Legal expense	958	794
Amortization of intangible assets	99	99
FDIC insurance	955	974
Software	4,237	3,864
Insurance	1,306	1,064
Telecom and IT network communications	376	374
Consulting	322	303
Writedown on other real estate owned	1,019	—
Other	5,000	3,311
Total non-interest expense	48,030	38,352
Income before income taxes	64,872	38,106
Income tax expense	15,750	9,140
Net income	$49,122	$28,966

Net income per share - basic	$0.89	$0.51

Net income per share - diluted	$0.88	$0.50

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2023	2022
	(Dollars in thousands)

Net income	$49,122	$28,966
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized losses during the period	5,229	(21,686)
Reclassification adjustments for losses included in income	4	6
Other comprehensive income (loss)	5,233	(21,680)

Income tax benefit related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized losses during the period	1,412	(5,855)
Reclassification adjustments for losses included in income	1	2
Income tax expense (benefit) related to items of other comprehensive loss	1,413	(5,853)

Other comprehensive income (loss), net of tax and reclassifications into net income	3,820	(15,827)
Comprehensive income	$52,942	$13,139

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2023
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2023	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	49,122	—	49,122
Common stock issued from option exercises,
net of tax benefits	13,158	13	92	—	—	105
Common stock issued from restricted units,
net of tax benefits	405,286	405	(405)	—	—	—
Stock-based compensation	—	—	3,169	—	—	3,169
Common stock repurchases and excise tax	(778,442)	(778)	(24,321)	—	—	(25,099)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,820	3,820
Balance at March 31, 2023	55,329,629	$55,330	$277,814	$418,441	$(26,437)	$725,148

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2022
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income (loss)	Total

Balance at January 1, 2022	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	28,966	—	28,966
Common stock issued from option exercises,
net of tax benefits	27,818	27	57	—	—	84
Common stock issued from restricted units,
net of tax benefits	284,040	284	(284)	—	—	—
Stock-based compensation	—	—	1,618	—	—	1,618
Common stock repurchases	(527,393)	(527)	(14,473)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(15,827)	(15,827)
Balance at March 31, 2022	57,155,028	$57,155	$336,604	$268,072	$(9,536)	$652,295

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2023	2022
	(Dollars in thousands)
Operating activities
Net income	$49,122	$28,966
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	820	894
Provision for credit losses	1,903	1,507
Net amortization of investment securities discounts/premiums	309	547
Stock-based compensation expense	3,169	1,618
Gain on commercial loans, at fair value	(2,407)	(3,337)
Writedown of other real estate owned	830	—
Change in fair value of commercial loans, at fair value	603	1,202
Change in fair value of derivatives	79	(1,068)
Loss on sales of investment securities	4	6
(Increase) decrease in accrued interest receivable	(1,724)	587
Increase in other assets	(7,835)	(1,369)
Decrease in other liabilities	(1,738)	(11,168)
Net cash provided by operating activities	43,135	18,385

Investing activities
Purchase of investment securities available-for-sale	(39,788)	(7,418)
Proceeds from redemptions and prepayments of securities available-for-sale	23,387	31,647
Sale of repossessed assets	1,527	284
Net decrease (increase) in loans	128,036	(353,817)
Commercial loans, at fair value drawn during the period	(35,962)	(5,826)
Payments on commercial loans, at fair value	132,782	153,709
Purchases of premises and equipment	(3,674)	(1,018)
Net cash provided by (used in) investing activities	206,308	(182,439)

Financing activities
Net (decrease) increase in deposits	(325,456)	251,412
Proceeds from the issuance of common stock	105	84
Repurchases of common stock and excise tax	(25,099)	(15,000)
Net cash (used in) provided by financing activities	(350,450)	236,496

Net (decrease) increase in cash and cash equivalents	(101,007)	72,442

Cash and cash equivalents, beginning of period	888,189	601,784

Cash and cash equivalents, end of period	$787,182	$674,226

Supplemental disclosure:
Interest paid	$38,248	$4,208
Taxes paid	$1,944	$1,946
Non-cash investing and financing activities
Transfer of loans from discontinued operations	$—	$61,580
Transfer of real estate owned from discontinued operations	$—	$17,343
Leased vehicles transferred to repossessed assets	$4,022	$687

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc., or (“the Company”), is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (“the Bank”). The Bank is a nationally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty finance segment and its payments segment.

In the national specialty lending segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leases (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate bridge loans (“REBL”).

While the national specialty finance segment generates the majority of the Company’s revenues, the payments segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing services. Payments segment deposits fund the majority of the Company’s loans and securities and may result in lower costs than other funding sources. Most of the payments segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three month period ended March 31, 2023 may not necessarily be indicative of the results of operations for the full year ending December 31, 2023.

There have been no significant changes to the Company’s significant accounting policies as described in the 2022 Form 10-K.

The Company’s non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and resumed originating such loans in 2021. These new originations are identified as REBL and are held for investment in the loan portfolio. Prior originations initially intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Based Compensation (“ASC 718”). The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2023, the Company had two active stock-based compensation plans.

During the three months ended March 31, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. During the three months ended March 31, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. There were 13,158 common stock options exercised in the three month period ended March 31, 2023. There were 27,818 common stock options exercised in the three month period ended March 31, 2022.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2023	580,104	$13.25	7.48	$8,968,660
Granted	57,573	35.17	9.87	—
Exercised	(13,158)	10.45	—	278,450
Expired	—	—	—	—
Forfeited	(1,842)	—	—	—
Outstanding at March 31, 2023	622,677	$15.35	7.66	$8,453,205
Exercisable at March 31, 2023	290,104	$11.33	7.13	$4,854,205

During the three months ended March 31, 2023, the Company granted 514,785 restricted stock units (“RSUs”) with a vesting period of three years and a weighted average fair value of $35.17 per unit. During the three months ended March 31, 2022, the Company granted 219,311 RSUs with a vesting period of three years and a weighted average fair value of $30.32 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2023	671,696	$17.78	1.00
Granted	514,785	35.17	2.87
Vested	(405,286)	13.12	—
Forfeited	—	—	—
Outstanding at March 31, 2023	781,195	$31.66	2.32

As of March 31, 2023, there was a total of $24.0 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 2.0 years. Related compensation expense for the three months ended March 31, 2023 and 2022 was $3.2 million and $1.6 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2023 and 2022 was $5.4 million and $4.0 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $15.0 million and $9.4 million, respectively.

For the periods ended March 31, 2023 and 2022, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2023	2022
Risk-free interest rate	3.67%	1.94%
Expected dividend yield	—	—
Expected volatility	45.21%	45.14%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock based compensation expense for the period ended March 31, 2023 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

Note 4. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities, including stock options and RSUs or other contracts to issue common stock were exercised and converted into common stock. Stock options are dilutive if their exercise prices are less than the current stock price. RSUs are dilutive because they represent grants over vesting periods which do not require employees to pay exercise prices. The dilution shown in the tables below includes the potential dilution from both stock options and RSUs.

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$49,122	55,452,815	$0.89
Effect of dilutive securities
Common stock options and RSUs	—	595,327	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$49,122	56,048,142	$0.88

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at March 31, 2023, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	March 31, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$28,966	57,115,903	$0.51
Effect of dilutive securities
Common stock options and RSUs	—	980,077	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$28,966	58,095,980	$0.50

Stock options for 515,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at March 31, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

Available-for-sale	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$37,907	$69	$(1,247)	$36,729
Asset-backed securities(1)	341,240	—	(8,182)	333,058
Tax-exempt obligations of states and political subdivisions	5,200	48	(38)	5,210
Taxable obligations of states and political subdivisions	45,426	48	(1,287)	44,187
Residential mortgage-backed securities	174,161	161	(9,629)	164,693
Collateralized mortgage obligation securities	41,909	—	(1,669)	40,240
Commercial mortgage-backed securities	167,278	—	(11,766)	155,512
Corporate debt securities	10,000	—	(2,200)	7,800
	$823,121	$326	$(36,018)	$787,429

	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$7,662	$—	$(110)	$7,552
Collateralized loan obligation securities	333,578	—	(8,072)	325,506
	$341,240	$—	$(8,182)	$333,058

Available-for-sale	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,859	$17	$(1,495)	$28,381
Asset-backed securities(1)	343,885	—	(9,876)	334,009
Tax-exempt obligations of states and political subdivisions	3,560	—	(61)	3,499
Taxable obligations of states and political subdivisions	45,668	52	(1,709)	44,011
Residential mortgage-backed securities	150,135	148	(10,463)	139,820
Collateralized mortgage obligation securities	43,858	—	(2,075)	41,783
Commercial mortgage-backed securities	179,977	—	(13,164)	166,813
Corporate debt securities	10,000	—	(2,300)	7,700
	$806,942	$217	$(41,143)	$766,016

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$8,488	$—	$(144)	$8,344
Collateralized loan obligation securities	335,397	—	(9,732)	325,665
	$343,885	$—	$(9,876)	$334,009

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million and $12.6 million at March 31, 2023 and December 31, 2022, respectively. At each of those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$12,325	$12,157
Due after one year through five years	149,952	144,275
Due after five years through ten years	256,556	249,466
Due after ten years	404,288	381,531
	$823,121	$787,429

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged against that line at March 31, 2023 and December 31, 2022. There were no gross realized gains on sales of securities for the three months ended March 31, 2023 and the year ended December 31, 2022. Realized losses on securities sales were $4,000 and $6,000, respectively, for the three months ended March 31, 2023 and the year ended December 31, 2022.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2023 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	13	$2,875	$(31)	$19,825	$(1,216)	$22,700	$(1,247)
Asset-backed securities	55	526	(2)	332,532	(8,180)	333,058	(8,182)
Tax-exempt obligations of states and
political subdivisions	4	2,069	(5)	1,126	(33)	3,195	(38)
Taxable obligations of states and
political subdivisions	26	10,453	(343)	29,436	(944)	39,889	(1,287)
Residential mortgage-backed securities	136	42,243	(860)	111,919	(8,769)	154,162	(9,629)
Collateralized mortgage obligation securities	22	2,658	(78)	37,582	(1,591)	40,240	(1,669)
Commercial mortgage-backed securities	40	19,144	(158)	136,369	(11,608)	155,513	(11,766)
Corporate debt securities	1	—	—	7,800	(2,200)	7,800	(2,200)
Total unrealized loss position
investment securities	297	$79,968	$(1,477)	$676,589	$(34,541)	$756,557	$(36,018)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2022 (dollars in thousands):

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At March 31, 2023, this security had a book value of $10.0 million and a fair value of $7.8 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of March 31, 2023 and has concluded that none of these securities required an allowance for credit losses (“ACL”). The Company previously evaluated the securities in the above tables as of December 31, 2022 and concluded that none of these securities required an ACL. The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for corporate debt securities, resulted from one single issuer trust preferred security, and is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.

Note 6. Loans

The Company has several lending lines of business including: small business loans (“SBLs”), comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet and currently intends to continue to do so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At March 31, 2023, such loans comprised $352.4 million of the $493.3 million of commercial loans, at fair value, with the balance comprised of SBA loans also previously held for sale. The amortized cost of the $493.3 million commercial loans at fair value was $494.6 million. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the fair value of such loans. For the three months ended March 31, 2023, related net unrealized losses recognized for changes in fair value were $603,000, none of which reflected losses attributable to credit weaknesses. For the three months ended March 31, 2022, net unrealized losses recognized for such changes in fair value were $1.2 million, which reflected $164,000 of loss attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB line is periodically utilized to manage liquidity, but the Federal Reserve Bank line was not generally used prior to the pandemic. However, in response to the COVID-19 pandemic, the Federal Reserve Bank has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its Federal Reserve Bank line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At March 31, 2023, $2.84 billion of loans were pledged to the Federal Reserve Bank and $1.25 billion of loans were pledged to the FHLB. There were no balances against these lines at March 31, 2023.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already had cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which was determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. Of the six securities resulting from our securitizations all have been repaid except that issued by CRE-2. As of March 31, 2023, the principal balance of the Company’s CRE-2-issued security was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of one remaining senior tranche. The Company’s $12.6 million CRE-2 security has 50% excess credit support; thus, losses of 50% of remaining security balances would have to be incurred, prior to any loss on it. Additionally, the commercial real estate collateral supporting the three remaining loans which collateralize the remaining CRE-2 security balances was re-appraised between 2020 and 2022. The updated appraised value is approximately $56.9 million, which is net of $2.1 million due to the servicer. The remaining principal to be repaid on all securities is approximately $58.1 million and, as noted, the Company’s security is scheduled to be repaid prior to 50% of the outstanding securities. However, any future reappraisals could result in further decreases in credit enhancement, and if such decreases exceed such credit enhancements, losses could result. While available information indicates that the value of existing collateral will be adequate to repay the Company’s security, there can be no assurance that such valuations will be realized upon loan resolutions, and that deficiencies will not exceed the 50% credit support. Of the remaining three loans, the property collateral for two of the loans is expected to be liquidated through sale. The third loan was originally extended two years to June 2022 and terms have not yet been reached for another extension, thus putting the loan in maturity default. If not extended by the special servicer, the property will be foreclosed and sold. The property was appraised at $25.9 million in July 2022 with total exposure in the security of $25.0 million. A recent broker opinion of property liquidation value was $20.9 million. The existing 50% credit enhancement continues to provide repayment protection for the Bank owned tranche.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	March 31,	December 31,
	2023	2022
SBL non-real estate	$114,334	$108,954
SBL commercial mortgage	492,798	474,496
SBL construction	33,116	30,864
SBLs	640,248	614,314
Direct lease financing	652,541	632,160
SBLOC / IBLOC(1)	2,053,450	2,332,469
Advisor financing(2)	189,425	172,468
Real estate bridge loans	1,752,322	1,669,031
Other loans(3)	60,210	61,679
	5,348,196	5,482,121
Unamortized loan fees and costs	6,151	4,732
Total loans, including unamortized loan fees and costs	$5,354,347	$5,486,853

	March 31,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,610 and $7,327
for March 31, 2023 and December 31, 2022, respectively	$648,858	$621,641
SBLs included in commercial loans, at fair value	140,909	146,717
Total SBLs(4)	$789,767	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At March 31, 2023 and December 31, 2022, respectively, IBLOC loans amounted to $921.3 million and $1.12 billion.

(2)In 2020 the Company began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $4.8 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table provides information about loans individually evaluated for credit loss at March 31, 2023 and December 31, 2022 (in thousands). Legacy commercial real estate is comprised of commercial loans made by the Philadelphia commercial loan division which was discontinued.

	March 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$241	$2,787	$—	$250	$—
SBL commercial mortgage	456	456	—	298	—
Direct lease financing	53	53	—	27	—
Legacy commercial real estate	3,552	3,552	—	3,552	—
Consumer - home equity	286	286	—	290	2
With an ACL recorded
SBL non-real estate	919	919	(458)	947	1
SBL commercial mortgage	2,492	2,492	(481)	1,957	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	1,328	1,977	(689)	2,439	—
Other loans	550	550	(12)	621	—
Total
SBL non-real estate	1,160	3,706	(458)	1,197	1
SBL commercial mortgage	2,948	2,948	(481)	2,255	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	1,381	2,030	(689)	2,466	—
Legacy commercial real estate and Other loans	4,102	4,102	(12)	4,173	—
Consumer - home equity	286	286	—	290	2
	$13,262	$16,457	$(1,684)	$13,766	$3

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated

(in thousands):

	March 31, 2023			December 31, 2022
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$831	$241	$1,072	$1,249
SBL commercial mortgage	2,492	456	2,948	1,423
SBL construction	3,385	—	3,385	3,386
Direct leasing	1,328	53	1,381	3,550
Consumer - home equity	—	50	50	56
Legacy commercial real estate and Other loans	550	3,552	4,102	692
	$8,586	$4,352	$12,938	$10,356

The Company had $21.1 million of other real estate owned (“OREO”) at March 31, 2023 and $21.2 million of OREO at December 31, 2022. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,072	$1,249
SBL commercial mortgage	2,948	1,423
SBL construction	3,385	3,386
Direct leasing	1,381	3,550
Legacy commercial real estate and Other loans	4,102	692
Consumer - home equity	50	56
Total non-accrual loans	12,938	10,356

Loans past due 90 days or more and still accruing	873	7,775
Total non-performing loans	13,811	18,131
OREO	21,117	21,210
Total non-performing assets	$34,928	$39,341

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2023 and 2022, was $194,000 and $49,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2023. In the three months ended March 31, 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $3,000 of SBL non-real estate, and $26,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In the three months ended March 31, 2022, $55,000 of SBL non-real estate was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material in either the three months ended March 31, 2023 or 2022.

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in the following tables and loans with modifications made after January 1, 2023 will be reported under the new loan modification guidance. In the quarter ended March 31, 2023 there were no loan modifications reportable under the new guidance.

The Company’s loans that were modified as of March 31, 2023 and December 31, 2022 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	7	$610	$610	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	1	3,552	3,552	1	3,552	3,552
Consumer - home equity	1	236	236	1	239	239
Total(1)	10	$5,232	$5,232	11	$5,275	$5,275

(1)Troubled debt restructurings include non-accrual loans of $4.9 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$610	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	3,552	—	—	3,552
Consumer - home equity	—	—	236	—	—	239
Total(1)	$—	$—	$5,232	$—	$—	$5,275

(1)Troubled debt restructurings include non-accrual loans of $4.9 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2023 or December 31, 2022.

Under the previous accounting guidance explained above, when loans were classified as troubled debt restructurings, the Company estimated the value of underlying collateral and repayment sources. A specific reserve in the ACL was established if the collateral valuation, less estimated disposition costs, was lower than the recorded loan value. The amount of the specific reserve served to increase the provision for credit losses in the quarter the loan was classified as a troubled debt restructuring. As of March 31, 2023, there were ten troubled debt restructured loans with an aggregate balance of $5.2 million which had specific reserves of $587,000. As of December 31, 2022, there were eleven troubled debt restructured loans with an aggregate balance of $5.3 million which had specific reserves of $637,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses. While the new guidance eliminates the troubled debt restructuring classification, loans previously classified as such will now be reported as loans with modifications, whether or not the modification reflected a lender concession. Specific reserves for loans with balances which exceed collateral values will continue to be required in the ACL.

The following table summarizes loans that were restructured within the twelve months ended March 31, 2023 that have subsequently defaulted (in thousands):

	March 31, 2023
	Number	Pre-modification recorded investment
SBL non-real estate	2	$174
Legacy commercial real estate	1	3,552
Total	3	$3,726

Management estimates the ACL using relevant available internal and external historical loan performance information, current economic conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the ACL, which is performed at least quarterly, is also designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors (the “Board”) for their review. With the exception of SBLOC and IBLOC, which utilize probability of loss/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the ACLs for other categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. For all loan pools the Company considers the need for an additional ACL based upon qualitative factors such as the Company’s current loan performance statistics by pool. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts directly to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and historical loss rate component, together with the allowances on specific loans, comprise the total ACL.

A similar process is employed to calculate an ACL assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That ACL for unfunded commitments is recorded in other liabilities. Even though portions of the ACL may be allocated to loans that have been individually measured for credit deterioration, the entire ACL is available for any credit that, in management’s judgment, should be charged off.

At March 31, 2023, the ACL for off-balance sheet commitments amounted to $2.5 million and the ACL for outstanding loans amounted to $23.8 million for total allowances of $26.3 million. Of the $26.3 million, $11.3 million of allowances resulted from the Company’s historical charge-off ratios, $1.7 million from reserves on specific loans, with the balance comprised of the qualitative component. The $11.3 million resulted primarily from SBA non-real estate and leasing charge-offs. The higher proportion of qualitative reserve compared to charge-off history related reserves reflects that charge-offs have not been experienced in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending. The absence of significant charge-offs reflects, at least in part, the nature of related collateral respectively consisting of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted current expected credit loss accounting (“CECL”) methodology as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased other qualitative factors to moderate and moderate high in 2020. In the second quarter of 2021, the Company reassessed these factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. The Company has not increased qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies which exceed credit requirements, and are limited to life insurance cash values. The Company also decided not to increase the economic factor for real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that will continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the company’s loan portfolio which management considers “workforce” housing. As a result, the REBL qualitative economic factor was not increased. Officers and lenders have considered potential risks resulting from inflation and identified a risk specific to the leasing function. Inflation in fuel prices poses a risk to the Company’s vehicle fleet leases, specifically for less fuel efficient vehicles for which demand and values may decrease. However, used vehicle prices are anticipated to be sustained for an additional twelve to eighteen months, impacted by chip shortages which may persist into 2024.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced multi-family (apartment building) loan charge-offs, despite stressed economic conditions. Additionally, there have been no losses for multi-family (apartment buildings) in the Company’s securitizations. Accordingly, the estimated credit losses for this pool were derived purely from industry loss information for multi-family housing. The estimated reserve on the multi-family portfolio is currently derived from that industry qualitative factor. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for SBLs downward to account for a greater percentage of government guaranteed balances in applicable pools as compared to prior periods. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at March 31, 2023 and December 31, 2022 are as follows (in thousands):

As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated(1)	$2,301	$—	$3,771	$240	$—	$—	$—	$6,312
Pass	3,953	37,634	29,569	12,550	5,410	7,538	—	96,654
Special mention	—	—	267	51	—	906	—	1,224
Substandard	—	—	—	320	241	586	—	1,147
Total SBL non-real estate	6,254	37,634	33,607	13,161	5,651	9,030	—	105,337

SBL commercial mortgage
Non-rated	14,996	—	—	—	—	—	—	14,996
Pass	10,061	127,815	95,091	63,592	64,364	106,558	—	467,481
Special mention	—	—	—	—	—	453	—	453
Substandard	—	—	—	456	1,853	2,492	—	4,801
Total SBL commercial mortgage	25,057	127,815	95,091	64,048	66,217	109,503	—	487,731

SBL construction
Pass	—	4,832	11,733	9,806	3,360	—	—	29,731
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	—	4,832	14,408	9,806	3,360	710	—	33,116

Direct lease financing
Non-rated	450	—	—	—	—	—	—	450
Pass	88,720	300,253	140,497	69,563	33,495	13,286	—	645,814
Special mention	—	1,450	232	357	41	63	—	2,143
Substandard	—	2,180	918	294	435	307	—	4,134
Total direct lease financing	89,170	303,883	141,647	70,214	33,971	13,656	—	652,541

SBLOC
Non-rated	—	—	—	—	—	—	16,298	16,298
Pass	—	—	—	—	—	—	1,115,868	1,115,868
Total SBLOC	—	—	—	—	—	—	1,132,166	1,132,166

IBLOC
Non-rated	—	—	—	—	—	—	806	806
Pass	—	—	—	—	—	—	920,478	920,478
Total IBLOC	—	—	—	—	—	—	921,284	921,284

Advisor financing
Non-rated	8,500	1,647	889	—	—	—	—	11,036
Pass	20,103	67,157	60,001	31,128	—	—	—	178,389
Total advisor financing	28,603	68,804	60,890	31,128	—	—	—	189,425

Real estate bridge loans
Non-rated	104	—	—	—	—	—	—	104
Pass	94,753	1,011,665	645,800	—	—	—	—	1,752,218
Total real estate bridge loans	94,857	1,011,665	645,800	—	—	—	—	1,752,322

Other loans
Non-rated	5,723	—	23	21	—	14,315	466	20,548
Pass	—	263	364	2,610	2,632	42,536	1,219	49,624
Substandard	—	—	—	—	—	4,102	—	4,102
Total other loans(2)	5,723	263	387	2,631	2,632	60,953	1,685	74,274

	$249,664	$1,554,896	$991,830	$190,988	$111,831	$193,852	$2,055,135	$5,348,196

Unamortized loan fees and costs	—	—	—	—	—	—	—	6,151
Total								$5,354,347

(1)Included in the SBL non real estate non-rated total of $6.3 million was $4.0 million of SBA Paycheck Protection Program (“PPP”) loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $14.1 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated(1)	$2,075	$4,266	$273	$—	$—	$—	$—	$6,614
Pass	32,402	30,388	13,432	5,599	3,931	4,555	—	90,307
Special mention	—	—	—	—	585	284	—	869
Substandard	—	—	320	242	15	642	—	1,219
Total SBL non-real estate	34,477	34,654	14,025	5,841	4,531	5,481	—	99,009

SBL commercial mortgage
Non-rated	10,600	—	—	—	—	—	—	10,600
Pass	116,647	97,968	64,388	64,692	42,461	68,193	—	454,349
Special mention	—	—	—	1,853	—	630	—	2,483
Substandard	—	—	141	—	834	589	—	1,564
Total SBL commercial mortgage	127,247	97,968	64,529	66,545	43,295	69,412	—	468,996

SBL construction
Pass	3,153	11,650	9,712	2,964	—	—	—	27,479
Substandard	—	2,676	—	—	—	710	—	3,386
Total SBL construction	3,153	14,326	9,712	2,964	—	710	—	30,865
	.
Direct lease financing
Non-rated	73,424	30,900	8,245	1,153	429	108	—	114,259
Pass	254,063	129,763	71,043	38,038	13,722	4,291	—	510,920
Special mention	—	—	61	—	—	—	—	61
Substandard	2,854	2,324	1,658	84	—	—	—	6,920
Total direct lease financing	330,341	162,987	81,007	39,275	14,151	4,399	—	632,160

SBLOC
Non-rated	—	—	—	—	—	—	4,284	4,284
Pass	—	—	—	—	—	—	1,205,098	1,205,098
Total SBLOC	—	—	—	—	—	—	1,209,382	1,209,382

IBLOC
Non-rated	—	—	—	—	—	—	555,219	555,219
Pass	—	—	—	—	—	—	567,868	567,868
Total IBLOC	—	—	—	—	—	—	1,123,087	1,123,087

Advisor financing
Non-rated	3,318	909	—	—	—	—	—	4,227
Pass	68,078	64,498	35,665	—	—	—	—	168,241
Total advisor financing	71,396	65,407	35,665	—	—	—	—	172,468

Real estate bridge loans
Pass	1,009,708	659,323	—	—	—	—	—	1,669,031
Total real estate bridge loans	1,009,708	659,323	—	—	—	—	—	1,669,031

Other loans
Non-rated	4,374	29	37	—	—	16,326	488	21,254
Pass	264	366	2,611	2,750	2,820	41,571	1,187	51,569
Special mention	—	—	—	—	—	3,552	—	3,552
Substandard	—	—	—	—	—	692	56	748
Total other loans(2)	4,638	395	2,648	2,750	2,820	62,141	1,731	77,123

Total	$1,580,960	$1,035,060	$207,586	$117,375	$64,797	$142,143	$2,334,200	$5,482,121

Unamortized loan fees and costs	—	—	—	—	—	—	—	4,732
Total								$5,486,853

(1)Included in the SBL non real estate non-rated total of $6.6 million was $4.5 million of SBA PPP loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $15.4 million of SBA loans purchased for CRA purposes as of December 31, 2022. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $4.0 million remaining to be reimbursed as of March 31, 2023. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Investment advisor financing. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. As credit losses have not been experienced, the ACL is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. The portfolio is comprised primarily of apartment buildings. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. As credit losses have not been experienced for multi-family (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in economic conditions, underlying collateral and portfolio performance.

Other loans. Other loans include commercial and consumer loans including home equity lines of credit which the Company generally no longer offers. Qualitative factors focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

Expected credit losses are estimated over the estimated remaining lives of loans. The estimate excludes possible extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.

The Company does not measure an ACL on accrued interest receivable balances, because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status.

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL account as of March 31, 2023 and as of December 31, 2022 was $2.5 million and $2.8 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	March 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(214)	—	—	(905)	—	—	—	(3)	—	(1,122)
Recoveries	202	75	—	67	—	—	—	—	—	344
Provision (credit)(1)	290	(179)	(75)	2,054	(140)	128	156	(36)	—	2,198
Ending balance	$5,306	$2,481	$490	$9,188	$1,027	$1,421	$3,277	$604	$—	$23,794

Ending balance: Individually evaluated for expected credit loss	$458	$481	$44	$689	$—	$—	$—	$12	$—	$1,684

Ending balance: Collectively evaluated for expected credit loss	$4,848	$2,000	$446	$8,499	$1,027	$1,421	$3,277	$592	$—	$22,110

Loans:
Ending balance	$114,334	$492,798	$33,116	$652,541	$2,053,450	$189,425	$1,752,322	$60,210	$6,151	$5,354,347

Ending balance: Individually evaluated for expected credit loss	$1,160	$2,948	$3,385	$1,381	$—	$—	$—	$4,388	$—	$13,262

Ending balance: Collectively evaluated for expected credit loss	$113,174	$489,850	$29,731	$651,160	$2,053,450	$189,425	$1,752,322	$55,822	$6,151	$5,341,085

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)(1)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	March 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(98)	—	—	(191)	—	—	—	—	—	(289)
Recoveries	12	—	—	19	—	—	—	—	—	31
Provision (credit)(1)	323	176	63	319	70	230	346	(24)	—	1,503
Ending balance	$5,652	$3,128	$495	$5,964	$1,034	$1,098	$1,527	153	$—	$19,051

Ending balance: Individually evaluated for expected credit loss	$1,338	$116	$34	$—	$—	$—	$—	$—	$—	$1,488

Ending balance: Collectively evaluated for expected credit loss	$4,314	$3,012	$461	$5,964	$1,034	$1,098	$1,527	$153	$—	$17,563

Loans:
Ending balance	$122,387	$385,559	$31,432	$538,616	$2,067,233	$146,461	$803,477	$61,096	$8,037	$4,164,298

Ending balance: Individually evaluated for expected credit loss	$2,346	$589	$710	$8	$—	$—	$—	$4,483	$—	$8,136

Ending balance: Collectively evaluated for expected credit loss	$120,041	$384,970	$30,722	$538,608	$2,067,233	$146,461	$803,477	$56,613	$8,037	$4,156,162

(1)The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes provisions for unfunded commitments as follows: a $295,000 provision reversal and provisions of $4,000 and $1.4 million, respectively, for the three months ended March 31, 2023 and March 31, 2022, and for full year 2022.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at March 31, 2023 and December 31, 2022 are as follows (in thousands):

As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(214)	$(214)
Current period recoveries	—	—	—	—	—	202	202
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(12)	(12)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	75	75

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	—	(363)	(350)	(154)	(38)	—	(905)
Current period recoveries	—	5	20	42	—	—	67
Current period direct lease financing net charge-offs	—	(358)	(330)	(112)	(38)	—	(838)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	—	—
Current period other loans net recoveries	—	—	—	—	—	(3)	(3)

Total
Current period charge-offs	—	(363)	(350)	(154)	(38)	(217)	(1,122)
Current period recoveries	—	5	20	42	—	277	344
Current period net charge-offs	$—	$(358)	$(330)	$(112)	$(38)	$60	$(778)

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(17)	$—	$—	$(868)	$(885)
Current period recoveries	—	—	2	—	8	130	140
Current period SBL non-real estate net charge-offs	—	—	(15)	—	8	(738)	(745)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(93)	(308)	(150)	(25)	—	—	(576)
Current period recoveries	—	1	117	6	—	—	124
Current period direct lease financing net charge-offs	(93)	(307)	(33)	(19)	—	—	(452)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	24	24
Current period other loans net charge-offs	—	—	—	—	—	24	24

Total
Current period charge-offs	(93)	(308)	(167)	(25)	—	(868)	(1,461)
Current period recoveries	—	1	119	6	8	154	288
Current period net charge-offs	$(93)	$(307)	$(48)	$(19)	$8	$(714)	$(1,173)

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2023 or December 31, 2022. In the first quarter of 2023, the Company purchased $1.5 million of lease receivables and $15.7 million of SBLs, none of which were credit deteriorated. Additionally, in the first quarter of 2023 the Company participated in SBLs with other institutions in the amount of $3.0 million.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For loans 90 days or more delinquent and non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the three months ended March 31, 2023, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$513	$601	$395	$1,072	$2,581	$111,753	$114,334
SBL commercial mortgage	—	3	355	2,948	3,306	489,492	492,798
SBL construction	—	—	—	3,385	3,385	29,731	33,116
Direct lease financing	3,312	854	94	1,381	5,641	646,900	652,541
SBLOC / IBLOC	25,599	5,509	—	—	31,108	2,022,342	2,053,450
Advisor financing	—	—	—	—	—	189,425	189,425
Real estate bridge loans	—	—	—	—	—	1,752,322	1,752,322
Other loans	240	41	29	4,152	4,462	55,748	60,210
Unamortized loan fees and costs	—	—	—	—	—	6,151	6,151
	$29,664	$7,008	$873	$12,938	$50,483	$5,303,864	$5,354,347

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2023	$149,735
2024	148,560
2025	131,877
2026	68,981
2027	33,114
2028 and thereafter	6,040
Total undiscounted cash flows	538,307
Residual value(1)	189,636
Difference between undiscounted cash flows and discounted cash flows	(75,402)
Present value of lease payments recorded as lease receivables	$652,541

(1)Of the $189,636,000, $31,855,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of March 31, 2023 and December 31, 2022, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2023, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.5 million at March 31, 2023 and $5.5 million at December 31, 2022.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $2,700 and $356,000 for legal services for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Fair Value Measurements

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as available-for-sale and not to engage in trading or sales activities although it has sold loans in the past and may do so in the future. For fair value disclosure purposes, the Company utilized certain value measurement criteria required in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $787.2 million and $888.2 million as of March 31, 2023 and December 31, 2022, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the first quarter of 2023 and 2022, there were no transfers between the three levels.

FHLB stock, ACBB stock and Federal Reserve Bank stock are held as required by those respective institutions and are carried at cost. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

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

Loans, net have an estimated fair value using the present value of future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. Accrued interest receivable has a carrying value that approximates fair value.

Loan fair values are based on “unobservable inputs” that are based on available information. Level 3 fair values are based on the present value of cash flows by unit of measurement. In the first quarter of 2022, discontinued loans were reclassified to loans held for investment, as efforts to sell the loans had concluded. Accordingly, these loans are accounted for as such, and included in related tables. Discontinued OREO, which constituted the remainder of discontinued assets, was reclassified to the OREO caption on the consolidated balance sheet.

For OREO, market value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs.

The estimated fair values of demand deposits (comprised of interest and non-interest bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings, when outstanding, are equal to their carrying amounts as they are short-term borrowings.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$787,429	$787,429	$—	$767,306	$20,123
FHLB, ACBB, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	493,334	493,334	—	—	493,334
Loans, net of deferred loan fees and costs	5,354,347	5,336,504	—	—	5,336,504
Interest rate swaps, asset	329	329	—	329	—
Demand and interest checking	6,607,767	6,607,767	—	6,607,767	—
Savings and money market	96,890	96,890	—	96,890	—
Senior debt	99,142	95,084	—	95,084	—
Subordinated debentures	13,401	10,579	—	—	10,579
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$766,016	$766,016	$—	$745,993	$20,023
FHLB, ACBB, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	589,143	589,143	—	—	589,143
Loans, net of deferred loan fees and costs	5,486,853	5,462,948	—	—	5,462,948
Interest rate swaps, asset	408	408	—	408	—
Demand and interest checking	6,559,617	6,559,617	—	6,559,617	—
Savings and money market	140,496	140,496	—	140,496	—
Time deposits	330,000	330,000	—	330,000	—
Senior debt	99,050	93,871	—	93,871	—
Subordinated debentures	13,401	10,067	—	—	10,067
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$36,729	$—	$36,729	$—
Asset-backed securities	333,058	—	333,058	—
Obligations of states and political subdivisions	49,397	—	49,397	—
Residential mortgage-backed securities	164,693	—	164,693	—
Collateralized mortgage obligation securities	40,240	—	40,240	—
Commercial mortgage-backed securities	155,512	—	143,189	12,323
Corporate debt securities	7,800	—	—	7,800
Total investment securities, available-for-sale	787,429	—	767,306	20,123
Commercial loans, at fair value	493,334	—	—	493,334
Interest rate swaps, asset	329	—	329	—
	$1,281,092	$—	$767,635	$513,457

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$28,381	$—	$28,381	$—
Asset-backed securities	334,009	—	334,009	—
Obligations of states and political subdivisions	47,510	—	47,510	—
Residential mortgage-backed securities	139,820	—	139,820	—
Collateralized mortgage obligation securities	41,783	—	41,783	—
Commercial mortgage-backed securities	166,813	—	154,490	12,323
Corporate debt securities	7,700	—	—	7,700
Total investment securities, available-for-sale	766,016	—	745,993	20,023
Commercial loans, at fair value	589,143	—	—	589,143
Interest rate swaps, asset	408	—	408	—
	$1,355,567	$—	$746,401	$609,166

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Beginning balance	$20,023	$19,031	$589,143	$1,388,416
Transfers to OREO	—	—	(737)	(61,580)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	1,804	12,570
Included in other comprehensive income/(loss)	100	992	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	35,962	66,067
Settlements	—	—	(132,838)	(816,330)
Ending balance	$20,123	$20,023	$493,334	$589,143

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(603)	$(3,492)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Assets held-for-sale
	from discontinued operations
	March 31, 2023	December 31, 2022
Beginning balance	$—	$3,268
Settlements	—	(3,268)
Ending balance	$—	$—

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	March 31, 2023	December 31, 2022
Beginning balance	$21,210	$18,873
Transfer from commercial loans, at fair value	737	—
Writedowns	(830)	—
Sales	—	(2,343)
Transfers from commercial loans, at fair value	—	4,680
Ending balance	$21,117	$21,210

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2023	Valuation techniques	Unobservable inputs	March 31, 2023	March 31, 2023

Commercial mortgage-backed investment
security(1)	$12,323	Discounted cash flow	Discount rate	13.00%	13.00%
Insurance liquidating trust preferred security(2)	7,800	Discounted cash flow	Discount rate	11.00%	11.00%
FHLB, ACBB,
and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(3)	5,336,504	Discounted cash flow	Discount rate	5.40%-13.00%	7.52%

Commercial - SBA(4)	140,909	Discounted cash flow	Discount rate	5.91%-6.64%	6.57%
Non-SBA commercial real estate - fixed(5)	125,899	Discounted cash flow	Discount rate	8.00%-11.90%	8.75%
Non-SBA commercial real estate - floating(6)	226,526	Discounted cash flow	Discount rate	7.68%-17.30%	9.30%
Commercial loans, at fair value	493,334

Subordinated debentures(7)	10,579	Discounted cash flow	Discount rate	11.00%	11.00%

OREO(8)	21,117	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2022	Valuation techniques	Unobservable inputs	December 31, 2022	December 31, 2022
Commercial mortgage-backed investment
security	$12,323	Discounted cash flow	Discount rate	12.71%	12.71%
Insurance liquidating trust preferred security	7,700	Discounted cash flow	Discount rate	11.50%	11.50%
FHLB, ACBB,
and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,462,948	Discounted cash flow	Discount rate	5.65% - 11.00%	6.86%

Commercial - SBA	146,717	Discounted cash flow	Discount rate	5.57%-6.25%	6.17%
Non-SBA commercial real estate - fixed	28,695	Discounted cash flow and appraisal	Discount rate	8.36%-11.65%	10.31%
Non-SBA commercial real estate - floating	413,731	Discounted cash flow	Discount rate	7.07%-17.20%	7.90%
Commercial loans, at fair value	589,143

Subordinated debentures	10,067	Discounted cash flow	Discount rate	11.50%	11.50%

OREO	21,210	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yields derived from market pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the March 31, 2023 table.

(1)Commercial mortgage-backed investment security, consisting of a single Bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security.

(2)Insurance liquidating trust preferred security is a single debenture which is valued using discounted cash flow analysis. The discount rate used is based on the market rate on comparable relatively illiquid instruments and credit analysis. A change in the liquidating trust’s ability to repay the note, or an increase in interest rates, particularly for privately placed debentures, would affect the discount rate and thus the valuation. As a single security, the weighted average rate shown is the actual rate applied to the security.

(3)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

(4)Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for both poolable and seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

(5)Non-SBA commercial real estate – fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(6)Non-SBA commercial real estate – floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At March 31, 2023, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

(7)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of three-month London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in valuation.

(8)For OREO, fair value is based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$11,578	$—	$—	$11,578
OREO	21,117	—	—	21,117
Intangible assets	1,950	—	—	1,950
	$34,645	$—	$—	$34,645

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$12,205	$—	$—	$12,205
OREO	21,210	—	—	21,210
Intangible assets	2,049	—	—	2,049
	$35,464	$—	$—	$35,464

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2023, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $11.6 million. To arrive at that fair value, related loan principal of $13.3 million was reduced by specific reserves of $1.7 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at March 31, 2023 were 10 troubled debt restructured loans with a balance of $5.2 million, which had specific reserves of $587,000. Included in the collateral dependent loans at December 31, 2022, were 11 troubled debt restructured loans with a balance of $5.3 million which had specific allowances of $637,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA commercial estate loans held at fair value. These instruments are not accounted for as effective hedges. As of March 31, 2023, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement the Company receives an adjustable rate of interest based upon LIBOR. The

Company recorded a net loss of $79,000 for the three months ended March 31, 2023 to recognize the fair value of the derivative instrument which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under this swap agreement was $329,000 at March 31, 2023, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $527,000 as of March 31, 2023.

The maturity date, notional amount, interest rate paid and received and fair value of the Company’s remaining interest rate swap agreement as of March 31, 2023 is summarized below (dollars in thousands):

	March 31, 2023
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	5.02%	329
Total	$6,800			$329

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten year period. Amortization expense is $340,000 per year ($1.0 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2023 and December 31, 2022, respectively, the accumulated amortization expense was $2.4 million and $2.3 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $187,000 at March 31, 2023 and $172,000 at December 31, 2022. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at March 31, 2023 and December 31, 2022 are presented below.

	March 31,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$2,541	$4,093	$2,442
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,541	$4,491	$2,442

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform in Financial Reporting, which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $159.6 million at March 31, 2023. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At March 31, 2023, the Company owned $12.3 million of LIBOR-based securities purchased from previous securitizations, which are also expected to mature before June 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR-based pricing. CLOs, which amounted to $325.6 million at March 31, 2023, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $65.4 million at March 31, 2023. There is less clarity for the Company’s student loan securities of $7.6 million and its subordinated debentures payable of $13.4 million at March 31, 2023, and for which industry standards continue to be considered by trustees and other governing bodies. The Company’s derivative, the notional amount of which totaled $6.8 million at March 31, 2023, is an interest rate swap that is documented under a bilateral agreement which contains LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10.0 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture, with a market value of $7.8 million at March 31, 2023, issued by an insurance holding company in liquidation for which the rate index is three-month LIBOR. The indenture contains terms for a substitution of the index when LIBOR quotes become unavailable. The Company continues to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance. In December 2022, the FASB issued ASU No. 2022-06, which extended the original transition period end date referenced in ASU No. 2020-04 to December 31, 2024.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. In the first quarter of 2023, there were no loan modifications which were subject to the new reporting.

Note 12. Shareholders’ Equity

On October 20, 2021, the Board approved a common stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased $15.0 million in value of the Company’s common stock in each quarter of 2022.

On October 26, 2022, the Board approved a common stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”), which authorizes the Company to repurchase $25.0 million in value of the Company’s common stock per fiscal quarter in 2023, for a maximum amount of $100.0 million. Under the 2023 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2023 Repurchase Program may be modified or terminated at any time. During the three months ended March 31, 2023, the Company repurchased 778,442 shares of its common stock in the open market under the 2023 Repurchase Program at an average price of $32.12 per share.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2023
The Bancorp, Inc.	9.88%	14.34%	14.84%	14.34%
The Bancorp Bank, National Association	11.00%	15.94%	16.44%	15.94%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

As previously disclosed, the Company received and responded to a non-public fact-finding inquiry from the SEC, which seeks to determine if violations of the federal securities laws have occurred.  On October 9, 2019, the Company received a subpoena seeking records related generally to the Bank’s debit card issuance activity and gross dollar volume data, among other things. The Company responded to the subpoena and subsequent subpoenas issued to the Company.  By letter dated May 9, 2023, the SEC staff notified the Company that the SEC staff does not intend to recommend an enforcement action by the SEC against the Company.  The Company now considers the matter closed.  As a result, certain costs to the Company related to this inquiry will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the United States Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for automated clearing house (“ACH”) transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the United States District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023.  On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties.  As to the Bank, Cachet seeks approximately $150 million in damages, and an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. The motion is still pending before the bankruptcy court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

On March 27, 2023, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) seeking documents and information related to the Bank’s escheatment practices in connection with certain accounts offered through one of the Bank’s program partners.  The Bank is cooperating with the CFPB in connection with the CID.  The costs related to responding to and cooperating with CFPB staff may be material and could continue to be material at least through the completion of the investigation.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 15. Segment Financials

The Company operates under three segments: specialty finance, payments and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA commercial real estate loans, SBA loans, direct lease financing, security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. In the third quarter of 2022, the Company began allocating interest expense between segments and has adjusted prior period presentation to reflect such allocation. These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$105,392	$18	$16,766	$122,176
Interest allocation	(32,935)	34,851	(1,916)	—
Interest expense	1,486	30,504	4,370	36,360
Net interest income	70,971	4,365	10,480	85,816
Provision for credit losses	1,903	—	—	1,903
Non-interest income	3,417	25,528	44	28,989
Non-interest expense	21,479	19,217	7,334	48,030
Income before taxes	51,006	10,676	3,190	64,872
Income tax expense	—	—	15,750	15,750
Net income (loss)	$51,006	$10,676	$(12,560)	$49,122

	For the three months ended March 31, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$49,939	$—	$5,915	$55,854
Interest allocation	(3,528)	3,987	(459)	—
Interest expense	261	1,124	1,616	3,001
Net interest income	46,150	2,863	3,840	52,853
Provision for credit losses	1,507	—	—	1,507
Non-interest income	4,260	20,673	179	25,112
Non-interest expense	17,496	17,160	3,696	38,352
Income before taxes	31,407	6,376	323	38,106
Income tax expense	—	—	9,140	9,140
Net income (loss)	$31,407	$6,376	$(8,817)	$28,966

	March 31, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,820,871	$48,598	$1,737,490	$7,606,959
Total liabilities	$281,523	$6,158,133	$442,155	$6,881,811

	December 31, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$6,042,765	$57,894	$1,802,341	$7,903,000
Total liabilities	$321,335	$6,101,539	$786,095	$7,208,969

Note 16. Subsequent Events

The Company evaluated its March 31, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2023 Repurchase Program, described in “Note 12. Shareholders’ Equity,” between April 1, 2023 and May 3, 2023, the Company repurchased 364,393 shares of its common stock, at a total cost of $10.2 million and an average price of $27.87 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our 2022 Form 10-K and the unaudited interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “should,” “will,” “could,” “estimates,” “plans” or the negative versions of those words or other comparable words and similar expressions are intended to identify forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Part I, Item 1A. “Risk Factors,” in the 2022 Form 10-K and in other of our public filings with the SEC, as well as the following:

•continued movement in interest rates and the resulting impact on net interest income;

•changes in the monetary and fiscal policies of the federal government and its agencies;

•the impacts of recent volatility in the banking sector and actual or perceived concerns regarding the liquidity and soundness of other financial institutions;

•adverse changes in general economic and business conditions, including the impact of such conditions on the market value of real estate securing certain of our loans;

•impacts of the phase-out of LIBOR or other changes involving LIBOR;

•levels of net charge-offs and the adequacy of the ACL in covering expected losses;

•any significant increase in the level of the Bank’s deposits that are uninsured by the FDIC;

•any failure to maintain or enhance our competitive position with respect to new products, services and technology and achieve our strategic priorities, such as growing payments-related deposit accounts;

•weather events, natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control;

•the outcome of regulatory matters or investigations, litigation, and other legal actions; and

•our ability to identify and prevent cyber-security incidents, such as data security breaches, ransomware, malware intrusion, or other attacks.

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof and are based on information presently available to the management of the Company. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q except as required by applicable law.

Overview

Nature of Operations

We are a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association, or the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

•SBLOC, IBLOC, and investment advisor financing;

•leasing (direct lease financing);

•SBLs, primarily SBA loans, and

•non-SBA commercial real estate bridge loans.

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are generated nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest-earning assets and resumed originating such loans in the third quarter of 2021. These new originations are identified as real estate bridge loans and are held for investment in the loan portfolio. Prior originations originally intended for securitizations continue to be accounted for at fair value, and are included on the balance sheet in “Commercial loans, at fair value.”

The majority of our deposit accounts and non-interest income are generated in our payments business line, or the Fintech Solutions Group, which consists of consumer deposit accounts accessed by prepaid or debit cards, issuing deposit accounts, ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated by independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments, and our collection services for payments made to merchants consist of those which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, known as “affinity banking.” These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.

Performance Summary

Our net income increased to $49.1 million for the first quarter of 2023, from $29.0 million for the first quarter of 2022, primarily reflecting a $33.0 million increase in net interest income and a $3.9 million increase in non-interest income, partially offset by a $9.7 million increase in non-interest expense. Higher rates, and to a lesser extent loan growth, resulted in increases in net interest income, with higher rates also offsetting the impact of lower securities balances on securities interest. Our cost of funds rose to 2.15% in the first quarter of 2023, driven primarily by the timing of the adjustment of prepaid and debit card account deposits to Federal Reserve rate increases. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate adjustments.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the first quarter of 2023 increased $4.9 million over the comparable 2022 period. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank.

First quarter 2023 non-interest expense increased $9.7 million which reflected an increase of $5.9 million in salaries and employee benefits. There was a $1.9 million provision for credit losses in the first quarter of 2023, compared to a provision for credit losses of $1.5 million in the first quarter of 2022.

Recent Developments

On February 1, 2023, the Bank relocated its main office from Wilmington, Delaware to Sioux Falls, South Dakota. The new headquarters houses many of the Bank’s payments operations and other core business and internal control functions, and is more geographically proximate to many fintech-related entities and their regulators than the prior main office location.

Key Performance Indicators

We use a number of key performance indicators (“KPIs”) to measure our overall financial performance and believe they are useful to investors because they provide additional information about our underlying operational performance and trends. We describe how we calculate and use a number of these KPIs and analyze their results below.

•Return on assets and return on equity. Two KPIs commonly used within the banking industry to measure overall financial performance are return on assets and return on equity. Return on assets measures the amount of earnings compared to the level of assets utilized to generate those earnings and is derived by dividing net income by average assets. Return on equity measures the amount of earnings compared to the equity utilized to generate those earnings and is derived by dividing net income by average shareholders’ equity.

•Ratio of equity to assets. Ratio of equity to assets is another KPI frequently utilized within the banking industry and is derived by dividing period-end shareholders’ equity by period-end total assets.

•Net interest margin and credit losses. Net interest margin is a KPI associated with net interest income, which is the largest component of our earnings and is the difference between the interest earned on our interest-earning assets consisting of loans and investments, less the interest on our funding, consisting primarily of deposits. Net interest margin is derived by dividing net interest income by average interest-earning assets. Higher levels of earnings and net interest income on lower levels of assets, equity and interest-earning assets are generally desirable. However, these indicators must be considered in light of regulatory capital requirements, which impact equity, and credit risk inherent in loans. Accordingly, the magnitude of credit losses is an additional KPI.

•Other KPIs. Other KPIs we use from time to time include growth in average loans and leases, non-interest income growth, the level of non-interest expense and various capital measures.

Results of KPIs

In the first quarter 2023, return on assets and return on equity amounted to 2.63% and 28.07% (annualized), respectively, compared to 1.68% and 18.01% (annualized) in the first quarter of 2022.

At March 31, 2023, ratio of equity to assets was 9.53%, compared to 9.21% at March 31, 2022, reflecting an increase in equity capital from retained earnings, partially offset by fair value adjustments to investment securities and share repurchases.

Net interest margin was 4.67% in the first quarter of 2023 versus 3.12% in the first quarter of 2022, reflecting a $33.0 million increase in net interest income in the first quarter of 2023 compared to the first quarter of 2022. Average loans and leases grew to $5.99 billion in first quarter 2023 compared to $5.14 billion in first quarter 2022. Increases in these KPIs in 2023 reflected the impact of higher rates as a result of Federal Reserve rate increases, and to a lesser extent, loan growth. The provision for credit losses was $1.9 million in the first quarter of 2023 compared to $1.5 million in the first quarter of 2022. Non-interest expense increased more than in prior periods, driven mostly by salary expense.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2023 remain unchanged from those presented in the 2022 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LIBOR Transition

We discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding are indexed to LIBOR, including non-SBA commercial loans, at fair value, which amounted to $159.6 million at March 31, 2023. However, these loans are short-term and are generally expected to be repaid by the June 2023 LIBOR end date. At March 31, 2023, we owned $12.3 million of LIBOR based securities purchased from previous securitizations, which are also expected to mature before June 2023. When we resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized the secured overnight financing rate (“SOFR”) as the index. In addition, we own collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which utilize LIBOR based pricing. CLOs, which amounted to $325.6 million at March 31, 2023, generally have language regarding an index alternative should LIBOR no longer be available. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $65.4 million at March 31, 2023. There is less clarity for our student loan securities of $7.6 million and its subordinated debentures payable of $13.4 million at that date, and for which industry standards continue to be considered by trustees and other governing bodies. Our derivative, the notional amount for which totaled $6.8 million at March 31, 2023, is an interest rate swap that is documented under a bilateral agreement which contains LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. We also own $10.0 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture, with a market value of $7.8 million at March 31, 2023, issued by an insurance holding company in liquidation for which the rate index is three month LIBOR. The indenture contains terms for a substitution of the index when LIBOR quotes become unavailable. We continue to assess the potential impact of the phase-out of LIBOR on all affected accounts and any other potential impacts, and related accounting guidance.

Results of Operations

Comparison of first quarter 2023 to first quarter 2022

Net Income

Net income for the first quarter of 2023 was $49.1 million, or $0.88 per diluted share, compared to $29.0 million, or $0.50 per diluted share, for the first quarter of 2022. Income before income taxes was $64.9 million in the first quarter of 2023 compared to $38.1 million in the first quarter of 2022. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate increases.

Diluted income per share was $0.88 in the first quarter of 2023 compared to $0.50 diluted income per share in the first quarter of 2022, The increase resulted primarily from higher net interest income, reflecting the aforementioned impact of Federal Reserve rate increases on variable rate loans and securities. The increase also reflected the impact of loan growth.

Net Interest Income

Our net interest income for the first quarter of 2023 increased $33.0 million, or 62.4%, to $85.8 million, from $52.9 million in the first quarter of 2022. Our interest income for the first quarter of 2023 increased to $122.2 million, an increase of $66.3 million, or 118.7%, from $55.9 million for the first quarter of 2022. The increase in interest income resulted primarily from the impact an increase in loan yields as a result of Federal Reserve rate increases, and to a lesser extent, loan growth.

Our average loans and leases increased to $5.99 billion for the first quarter of 2023 from $5.14 billion for the first quarter of 2022, an increase of $850.1 million, or 16.5%. Related interest income increased $55.7 million on a tax equivalent basis. The increase in average loans reflected growth in investment advisor loans, small business, direct lease financing, and real estate bridge loans. In the first quarter of 2023, net paydowns of IBLOC were experienced, which partially offset the impact of higher rates and loan growth in other categories. At March 31, 2023, the balance of IBLOC loans was $921.3 million compared to $1.12 billion at December 31, 2022. Continuing decreases in these balances will result in lower interest income, to the extent net decreases in IBLOC balances are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans.

Of the total $55.7 million increase in loan interest income on a tax equivalent basis, the largest increases were $22.6 million for SBLOC, IBLOC and investment advisor financing, $24.8 million for all real estate bridge loans, $2.9 million for leasing, and $3.6 million for SBA loans. Our average investment securities of $777.4 million for the first quarter of 2023 decreased $165.7 million from $943.1 million for the first quarter of 2022. Related tax equivalent interest income increased $4.4 million, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first quarter of 2023 was 4.67% compared to 3.12% for the first quarter of 2022, an increase of 155 basis points. While the yield on interest-earning assets increased 335 basis points, the cost of deposits and interest bearing liabilities increased 196 basis points, or a net change of 139 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve earn lower rates of interest than loans and securities. Average interest-earning deposits at the Federal Reserve Bank decreased $106.6 million, or 15.5%, to $580.1 million in the first quarter of 2023 from $686.6 million in the first quarter of 2022. In the first quarter of 2023, the average yield on our loans increased to 7.10% from 3.93% for the first quarter of 2022, an increase of 317 basis points.

Yields on taxable investment securities in the first quarter of 2023 increased to 4.81% compared to 2.08% for the first quarter of 2022, an increase of 273 basis points. The cost of total deposits and interest bearing liabilities increased 196 basis points to 2.15% for the first quarter of 2023 compared to 0.19% in the first quarter of 2022.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,						Three months ended March 31,
	2023			2022			2023 vs 2022
	Average		Average	Average		Average
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,987,179	$106,204	7.10%	$5,136,377	$50,508	3.93%	$9,515	$46,181	$55,696
Leases-bank qualified(3)	3,361	69	8.21%	4,015	105	10.46%	(16)	(20)	(36)
Investment securities-taxable	774,055	9,300	4.81%	939,511	4,891	2.08%	(1,988)	6,397	4,409
Investment securities-nontaxable(3)	3,343	41	4.91%	3,559	32	3.60%	(2)	11	9
Interest-earning deposits at Federal Reserve Bank	580,058	6,585	4.54%	686,614	347	0.20%	(45)	6,283	6,238
Net interest-earning assets	7,347,996	122,199	6.65%	6,770,076	55,883	3.30%

Allowance for credit losses	(22,533)			(17,810)
Other assets	237,721			224,312
	$7,563,184			$6,976,578			7,464	58,852	66,316

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,406,834	$32,383	2.02%	$5,575,228	$1,406	0.10%	241	30,736	30,977
Savings and money market	132,279	1,219	3.69%	532,047	200	0.15%	(34)	1,053	1,019
Time	84,333	858	4.07%	—	—	—	858	—	858
Total deposits	6,623,446	34,460	2.08%	6,107,275	1,606	0.11%

Short-term borrowings	20,500	234	4.57%	555	—	—	234	—	234
Repurchase agreements	42	—	—	41	—	—	—	—	—
Long-term borrowings	9,998	126	5.04%	—	—	—	126	—	126
Subordinated debt	13,401	261	7.79%	13,401	116	3.46%	—	145	145
Senior debt	99,092	1,279	5.16%	98,724	1,279	5.18%	—	—	—
Total deposits and liabilities	6,766,479	36,360	2.15%	6,219,996	3,001	0.19%

Other liabilities	87,116			104,207
Total liabilities	6,853,595			6,324,203			1,425	31,934	33,359

Shareholders' equity	709,589			652,375
	$7,563,184			$6,976,578

Net interest income on tax equivalent basis(3)		$85,839			$52,882		$6,039	$26,918	$32,957

Tax equivalent adjustment		23			29

Net interest income		$85,816			$52,853

Net interest margin(3)			4.67%			3.12%

(1)Interest on loans for 2023 and 2022 includes $10,000 and $440,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

For the first quarter of 2023, average interest-earning assets increased to $7.35 billion, an increase of $577.9 million, or 8.5%, from $6.77 billion in the first quarter of 2022. The increase reflected increased average balances of loans and leases of $850.1 million, or 16.5%, partially offset by decreased average investment securities of $165.7 million, or 17.6%. For those respective periods, average demand and interest checking deposits increased $831.6 million, or 14.9%. A $399.8 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups. Additionally in the first quarter of 2023, average short-term borrowings increased $20.5 million and time deposits increased $84.3 million. The time deposits were short term and matured in the first quarter of 2023 and the borrowings mature on a daily basis.

Provision for Credit Losses

Our provision for credit losses was $1.9 million for the first quarter of 2023 compared to $1.5 million for the first quarter of 2022. Of the $1.9 million for the first quarter of 2023, $1.3 million resulted from the impact of historical net charge-offs applied to the estimated remaining lives of outstanding loans. The balance of the $1.9 million resulted primarily from charge-offs during the first quarter of 2023.

The ACL was $23.8 million, or 0.44% of total loans, at March 31, 2023, compared to $22.4 million, or 0.41% of total loans, at December 31, 2022. The higher ratio at March 31, 2023 reflected an increase in the ACL resulting from the impact of charge-offs as noted above, while total loans outstanding decreased. We believe that our ACL is adequate to cover expected losses. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $29.0 million in the first quarter of 2023 compared to $25.1 million in the first quarter of 2022. The $3.9 million, or 15.4%, increase between those respective periods reflected a decrease in net realized and unrealized gains on commercial loans, at fair value to $1.7 million from $3.4 million. The $1.7 million change reflected a decrease in income recognized when such loans are repaid, as a result of fewer repayments as that portfolio continues to run off. The $1.7 million was comprised of $2.4 million of non-SBA commercial real estate loan repayment related income, $603,000 of fair value losses and $79,000 of hedge fair value adjustments.

Prepaid, debit card and related fees increased $4.7 million, or 25.0%, to $23.3 million for the first quarter of 2023 compared to $18.7 million in the first quarter of 2022. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase also reflected higher transaction volume reflecting the impact of new clients and organic growth from existing clients. Related fees in this category include income related to the use of cash in ATMs for payroll cardholders. ACH, card and other payment processing fees, increased $187,000, or 9.4%, to $2.2 million for the first quarter of 2023 compared to $2.0 million in the first quarter of 2022, reflecting an increased volume of real time payments (“RTP”) and related fees. RTPs reflect transfers for payments between deposit accounts.

Leasing related income increased $517,000, or 53.1%, to $1.5 million for the first quarter of 2023 from $973,000 for the first quarter of 2022. The increase reflected higher volumes of vehicle sales. Both periods reflected vehicle sales at relatively higher market prices due to vehicle shortages.

Other non-interest income increased $160,000, or 133.3%, to $280,000 for the first quarter of 2023 from $120,000 in the first quarter of 2022 primarily reflecting increased prepayment fees on SBL.

Non-Interest Expense

Total non-interest expense was $48.0 million for the first quarter of 2023, an increase of $9.7 million, or 25.2%, compared to $38.4 million for the first quarter of 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and information technology (“IT”) due to increases in deposit transaction volume and the development of new products. The increase also reflected higher stock compensation expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended March 31,
	2023	2022	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$29,785	$23,848	$5,937	24.9%
Depreciation and amortization	721	795	(74)	(9.3)
Rent and related occupancy cost	1,394	1,289	105	8.1
Data processing expense	1,321	1,189	132	11.1
Printing and supplies	145	86	59	68.6
Audit expense	392	362	30	8.3
Legal expense	958	794	164	20.7
Amortization of intangible assets	99	99	—	—
FDIC insurance	955	974	(19)	(2.0)
Software	4,237	3,864	373	9.7
Insurance	1,306	1,064	242	22.7
Telecom and IT network communications	376	374	2	0.5
Consulting	322	303	19	6.3
Writedown on OREO	1,019	—	1,019	100.0
Other	5,000	3,311	1,689	51.0
Total non-interest expense	$48,030	$38,352	$9,678	25.2%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $29.8 million for the first quarter of 2023, an increase of $5.9 million, or 24.9%, from $23.8 million for the first quarter of 2022.

•Depreciation and amortization expense decreased $74,000, or 9.3%, to $721,000 in the first quarter of 2023 from $795,000 in the first quarter of 2022.

•Rent and related occupancy cost increased $105,000, or 8.1%, to $1.4 million in the first quarter of 2023 from $1.3 million in the first quarter of 2022, reflecting increased IT-related equipment expense.

•Data processing expense increased $132,000, or 11.1%, to $1.3 million in the first quarter of 2023 from $1.2 million in the first quarter of 2022, reflecting higher transaction volume.

•Printing and supplies expense increased $59,000, or 68.6%, to $145,000 in the first quarter of 2023 from $86,000 in the first quarter of 2022.

•Audit expense increased $30,000, or 8.3%, to $392,000 in the first quarter of 2023 from $362,000 in the first quarter of 2022.

•Legal expense increased $164,000, or 20.7%, to $958,000 in the first quarter of 2023 from $794,000 in the first quarter of 2022 reflecting increased legal costs related to the matters discussed in “Note 14. Legal” to the unaudited consolidated financial statements herein.

•FDIC insurance expense decreased $19,000, or 2.0%, to $955,000 for the first quarter of 2023 from $974,000 in the first quarter of 2022. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $373,000, or 9.7%, to $4.2 million in the first quarter of 2023 from $3.9 million in the first quarter of 2022. The largest component of the increase were expenditures related to compliance with anti-money laundering and other financial crimes regulations from deposit account activity.

•Insurance expense increased $242,000, or 22.7%, to $1.3 million in the first quarter of 2023 compared to $1.1 million in the first quarter of 2022, reflecting higher rates, especially on cyber insurance.

•Telecom and IT network communications expense increased $2,000, or 0.5%, to $376,000 in the first quarter of 2023 from $374,000 in the first quarter of 2022.

•Consulting expense increased $19,000, or 6.3%, to $322,000 in the first quarter of 2023 from $303,000 in the first quarter of 2022.

•The $1.0 million writedown on OREO resulted from a pending sale of a movie theater property as described in Note E to the December 31, 2022 consolidated financial statements. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first quarter of 2023.

•Other non-interest expense increased $1.7 million, or 51.0%, to $5.0 million in the first quarter of 2023 from $3.3 million in the first quarter of 2022. The $1.7 million increase primarily reflected the following increases: a. exam assessment fees of $476,000, b. OREO expense of $308,000 and c. an increase of $153,000 in travel expenses, as travel increased post-pandemic.

Income Taxes

Income tax expense was $15.8 million for the first quarter of 2023 compared to $9.1 million in the first quarter of 2022. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 24.3% effective tax rate in 2023 and a 24.0% effective tax rate in 2022 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits increased by $516.2 million, or 8.5%, to $6.62 billion for the first quarter of 2023 compared to the first quarter of 2022. Federal Reserve average balances decreased to $580.1 million in the first quarter 2023 from $686.6 million in the first quarter of 2022. In the first quarter of 2023, we averaged $84.3 million of time deposits with terms of 90 days and less. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

One source of contingent liquidity is available-for-sale securities, which amounted to $787.4 million at March 31, 2023, compared to $766.0 million at December 31, 2022. The majority of these securities can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. Loan repayments, another source of funds, have historically been exceeded by disbursements associated with new loan originations, a use of funds. However, loan repayments during the first quarter of 2023 exceeded originations, and the excess of repayments over originations provided additional liquidity. As a result of such higher loan repayments, at March 31, 2023, outstanding loans amounted to $5.35 billion, compared to $5.49 billion at the prior year end, a decrease of $132.5 million. Commercial loans, at fair value, decreased to $493.3 million from $589.1 million between those respective dates, a decrease of $95.8 million, which also provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of March 31, 2023, an estimated $643.9 million of our total deposit accounts of $6.70 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of March 31, 2023, we had a line of credit with the Federal Reserve which exceeded $1 billion and may be collateralized by various types of loans, but which we generally did not use prior to the COVID-19 pandemic. In response to the COVID-19 pandemic, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We have pledged in excess of $1.25 billion of multi-family loans to the FHLB. As a result, we have approximately $1.1 billion of availability on our line of credit which we can access at any time. Our collateralized line of credit with the Federal Reserve

Bank was $2.1 billion as of March 31, 2023. As of March 31, 2023, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Another source of contingent liquidity is available-for-sale securities, which amounted to $787.4 million at March 31, 2023, compared to $766.0 million at December 31, 2022. Approximately $375 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be immediately pledged as additional collateral. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of $13.4 million of debentures bearing interest at three-month LIBOR plus 3.25% and maturing in March 2038 (the “2038 Debentures”), and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of March 31, 2023, we had cash reserves of approximately $16.0 million at the holding company. During the first quarter of 2023, $25.0 million of common stock repurchases were funded by a dividend from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at March 31, 2023 were $773.4 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In the first quarter of 2023, purchases of $39.8 million of securities were partially offset by $23.4 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.94 billion and $1.98 billion as of March 31, 2023 and December 31, 2022, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2023, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2023
The Bancorp, Inc.	9.88%	14.34%	14.84%	14.34%
The Bancorp Bank, National Association	11.00%	15.94%	16.44%	15.94%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first quarter of 2023. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors in the second quarter of 2022.

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

We monitor, manage and control interest rate risk through a variety of techniques, including the use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest-earning assets and interest bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest bearing liabilities at March 31, 2023. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The rates on the majority of commercial loans, at fair value, and IBLOC loans totaling $352.4 million and $921.3 million at March 31, 2023, respectively, generally exceeded their floors at that date. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$323,224	$16,674	$17,120	$136,316	$—
Loans, net of deferred loan fees and costs	4,078,468	128,048	319,535	618,861	209,435
Investment securities	410,018	38,244	136,384	102,564	100,219
Interest earning deposits	773,446	—	—	—	—
Total interest earning assets	5,585,156	182,966	473,039	857,741	309,654

Interest bearing liabilities:
Transaction accounts as adjusted(1)	3,303,884	—	—	—	—
Savings and money market	96,890	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	99,142	—	—
Total interest bearing liabilities	3,414,217	—	99,142	—	—
Gap	$2,170,939	$182,966	$373,897	$857,741	$309,654
Cumulative gap	$2,170,939	$2,353,905	$2,727,802	$3,585,543	$3,895,197
Gap to assets ratio	29%	2%	5%	11%	4%
Cumulative gap to assets ratio	29%	31%	36%	47%	51%

(1)Transaction accounts are comprised primarily of demand deposits. While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at March 31, 2023, except for a slight deviation in the 200 basis point decrease scenario. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels.

	Net portfolio value at		Net interest income
	March 31, 2023		March 31, 2023
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,364,190	8.04%	$418,481	14.05%
+100 basis points	1,312,198	3.92%	392,728	7.04%
Flat rate	1,262,706	—	366,912	—
-100 basis points	1,209,016	(4.25)%	340,897	(7.09)%
-200 basis points	1,151,319	(8.82)%	314,872	(14.18)%

Financial Condition

General. Our total assets at March 31, 2023 were $7.61 billion, of which our total loans were $5.35 billion, and our commercial loans, at fair value, were $493.3 million. At December 31, 2022, our total assets were $7.90 billion, of which our total loans were $5.49 billion, and our commercial loans, at fair value were $589.1 million. The decrease in assets reflected decreases both in IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off, partially offset by increases in securities.

Interest-earning Deposits

At March 31, 2023, we had a total of $773.4 million of interest-earning deposits compared to $864.1 million at December 31, 2022, a decrease of $90.7 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities increased to $787.4 million at March 31, 2023, an increase of $21.4 million, or 2.8%, from December 31, 2022.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended March 31, 2023 and 2022, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $12.6 million at each of March 31, 2023 and December 31, 2022. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At March 31, 2023 and December 31, 2022 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of March 31, 2023 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$8,968	2.59%	$17,416	4.85%	$10,345	3.67%	$36,729
Asset-backed securities	4,883	6.17%	—	—	161,259	6.40%	166,916	6.58%	333,058
Tax-exempt obligations of states and political subdivisions(1)	340	2.60%	2,856	2.81%	577	3.80%	1,437	3.90%	5,210
Taxable obligations of states and political subdivisions	6,934	3.48%	36,089	3.26%	1,164	4.33%	—	—	44,187
Residential mortgage-backed securities	—	—	45,704	2.67%	35,293	3.94%	83,696	3.28%	164,693
Collateralized mortgage obligation securities	—	—	6,155	2.71%	762	2.38%	33,323	3.74%	40,240
Commercial mortgage-backed securities	—	—	44,503	2.65%	32,995	3.45%	78,014	3.72%	155,512
Corporate debt securities	—	—	—	—	—	—	7,800	7.75%	7,800
Total	$12,157		$144,275		$249,466		$381,531		$787,429
Weighted average yield		4.54%		2.81%		5.53%		4.96%

(1)If adjusted to their taxable equivalents, yields would approximate 3.29%, 3.56%, 4.81%, and 4.94% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. Non-SBA commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans, on a pooled basis. Commercial loans, at fair value decreased to $493.3 million at March 31, 2023 from $589.1 million at December 31, 2022, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family

(apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans decreased to $5.35 billion at March 31, 2023 from $5.49 billion at December 31, 2022.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2023	2022
SBL non-real estate	$114,334	$108,954
SBL commercial mortgage	492,798	474,496
SBL construction	33,116	30,864
SBLs	640,248	614,314
Direct lease financing	652,541	632,160
SBLOC / IBLOC(1)	2,053,450	2,332,469
Advisor financing(2)	189,425	172,468
Real estate bridge loans	1,752,322	1,669,031
Other loans(3)	60,210	61,679
	5,348,196	5,482,121
Unamortized loan fees and costs	6,151	4,732
Total loans, including unamortized loan fees and costs	$5,354,347	$5,486,853

	March 31,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,610 and $7,327
for March 31, 2023 and December 31, 2022, respectively	$648,858	$621,641
SBLs included in commercial loans, at fair value	140,909	146,717
Total SBLs(4)	$789,767	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2023 and December 31, 2022, respectively, IBLOC loans amounted to $921.3 million and $1.12 billion.

(2)In 2020 the Company began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value (“LTV”) ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $4.8 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of March 31, 2023 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$380,147
PPP loans(1)	4,011
Commercial mortgage SBA(2)	256,942
Construction SBA(3)	10,714
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	104,319
Non-SBA SBLs	22,946
Total principal	$779,079
Unamortized fees and costs	10,688
Total SBLs	$789,767

(1)Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2)Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which the Bank adheres.

(3)Includes $9.0 million in 504 Program first mortgages with an origination date LTV of 50-60% and $1.7 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(4)Includes the unguaranteed portion of 7(a) Program loans which are 70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of March 31, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels and motels	$74,299	$71	$20	$74,390	19%
Full-service restaurants	15,698	3,359	1,742	20,799	5%
Lessors of nonresidential buildings	19,247	—	—	19,247	5%
Car washes	16,750	1,618	106	18,474	5%
Child day care services	13,715	470	1,435	15,620	4%
Homes for the elderly	15,531	—	75	15,606	4%
Outpatient mental health and substance abuse centers	15,428	—	—	15,428	4%
Funeral homes and funeral services	14,814	—	47	14,861	4%
Gasoline stations with convenience stores	12,504	—	147	12,651	3%
Fitness and recreational sports centers	7,681	—	2,228	9,909	3%
Offices of lawyers	9,202	—	—	9,202	2%
Lessors of other real estate property	8,075	—	—	8,075	2%
General warehousing and storage	6,767	—	—	6,767	2%
Plumbing, heating, and air-conditioning companies	5,658	—	967	6,625	2%
Limited-service restaurants	1,061	2,086	2,575	5,722	1%
Lessors of residential buildings and dwellings	4,865	—	—	4,865	1%
Miscellaneous durable goods merchants	4,834	—	2	4,836	1%
Technical and trade schools	—	4,781	—	4,781	1%
Packaged frozen food merchant wholesalers	4,772	—	—	4,772	1%
Other amusement and recreation industry	4,227	44	285	4,556	1%
Offices of dentists	2,469	650	69	3,188	1%
Other warehousing and storage	3,122	—	—	3,122	1%
Vocational rehabilitation services	3,090	—	—	3,090	1%
Miscellaneous wood product manufacturing	2,922	—	—	2,922	1%
Other(2)	76,395	1,567	27,451	105,413	26%
	$343,126	$14,646	$37,149	$394,921	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $90.1 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

(2)Loan types of less than $3.0 million are spread over approximately one hundred different classifications such as commercial printing, pet and pet supplies stores, securities brokerage, etc.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of March 31, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$70,741	$3,359	$3,227	$77,327	20%
Florida	66,408	531	3,540	70,479	18%
North Carolina	33,722	7,086	2,006	42,814	11%
New York	25,839	71	5,052	30,962	8%
Pennsylvania	20,921	—	708	21,629	5%
Georgia	14,810	—	1,510	16,320	4%
New Jersey	11,922	267	3,583	15,772	4%
Illinois	14,486	—	1,279	15,765	4%
Texas	11,719	—	3,771	15,490	4%
Other States <$10 million	72,558	3,332	12,473	88,363	22%
	$343,126	$14,646	$37,149	$394,921	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $90.1 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of March 31, 2023 (in thousands):

Type(1)	State	SBL commercial mortgage(1)
Mental health and substance abuse center	Florida	$10,028
Hotel	Florida	8,571
Lawyer's office	California	8,339
Hotel	North Carolina	6,769
General warehousing and storage	Pennsylvania	6,767
Hotel	Florida	5,809
Hotel	New York	5,787
Hotel	North Carolina	5,687
Mental health and substance abuse center	Connecticut	5,150
Lessor of residential building	North Carolina	4,912
Total		$67,819

(1)All ten largest loans in our SBL portfolio are SBA 504 Program loans with 50%-60% origination date LTVs. The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of March 31, 2023 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)(1)	133	$1,752,322	72%	8.40%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)(1)	19	$302,615	76%	8.20%
Hospitality (hotels and lodging)	3	30,255	65%	8.50%
Retail	2	12,295	72%	7.30%
Other	2	9,601	73%	5.20%
	26	354,766	75%	8.11%
Fair value adjustment		(2,341)
Total non-SBA commercial real estate loans, at fair value		352,425
Total commercial real estate loans		$2,104,747	73%	8.36%

(1)In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of March 31, 2023 (dollars in thousands):

	Balance	Origination date LTV
Texas	$782,591	73%
Florida	241,699	71%
Georgia	239,363	70%
Tennessee	98,612	72%
Ohio	90,083	69%
Michigan	67,964	70%
Alabama	66,427	72%
Other States each <$55 million	518,008	75%
Total	$2,104,747	74%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of March 31, 2023 (dollars in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$41,544	75%
Texas	40,271	72%
Texas	39,400	75%
Texas	39,344	79%
Tennessee	37,380	72%
Texas	37,258	80%
Michigan	36,443	62%
Florida	32,550	72%
Texas	32,237	67%
Michigan	31,520	79%
Texas	30,576	62%
Tennessee	30,361	71%
Indiana	29,410	76%
Ohio	29,150	74%
Texas	28,651	77%
15 largest commercial real estate loans	$516,095	73%

The following table summarizes our institutional banking portfolio by type as of March 31, 2023 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,132,166	50%
IBLOC	921,284	41%
Advisor financing	189,425	9%
Total	$2,242,875	100%

For SBLOC, we generally lend up to 50% of the value of equities and 80% for investment grade securities. While equities have fallen in excess of 30% in recent years, the reduction in collateral value of brokerage accounts collateralizing SBLOCs generally has been less. This is because many collateral accounts are “balanced” and accordingly, have a component of debt securities, which have either not decreased in value as much as equities, or in some cases may have increased in value. Further, many of these accounts have the benefit of professional investment advisors who provided some protection against market downturns, through diversification and other means. Additionally, borrowers often utilize only a portion of collateral value, which lowers the percentage of principal to the market value of collateral.

The following table summarizes our ten largest SBLOC loans as of March 31, 2023 (dollars in thousands):

	Principal amount	% Principal to collateral
	$20,268	54%
	18,000	40%
	12,466	28%
	9,465	35%
	9,376	65%
	9,034	43%
	8,577	61%
	7,905	68%
	6,936	69%
	6,096	38%
Total and weighted average	$108,123	49%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, nine insurance companies have been approved and, as of March 31, 2023, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of March 31, 2023 (dollars in thousands):

	Principal balance(1)	% Total
Construction	$112,115	17%
Waste management and remediation services	85,461	13%
Government agencies and public institutions(2)	81,267	12%
Real estate and rental and leasing	66,559	10%
Retail trade	46,658	7%
Finance and insurance	40,281	6%
Health care and social assistance	31,110	5%
Manufacturing	22,364	3%
Professional, scientific, and technical services	21,673	3%
Wholesale trade	17,688	3%
Transportation and warehousing	11,525	2%
Educational services	9,244	1%
Mining, quarrying, and oil and gas extraction	8,446	1%
Other	98,150	17%
Total	$652,541	100%

(1)Of the total $652.5 million of direct lease financing, $574.9 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2)Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2023 (dollars in thousands):

	Principal balance	% Total
Florida	$91,182	14%
California	68,107	10%
Utah	64,053	10%
Pennsylvania	40,637	6%
New Jersey	39,991	6%
New York	32,857	5%
North Carolina	31,277	5%
Texas	29,453	5%
Maryland	27,806	4%
Connecticut	26,431	4%
Washington	16,130	2%
Georgia	15,600	2%
Idaho	15,481	2%
Ohio	12,590	2%
Illinois	11,781	2%
Other States	129,165	21%
Total	$652,541	100%

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. See “Asset and Liability Management” in this MD&A for a discussion of interest rate risk.

	March 31, 2023
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$7,705	$35,089	$122,535	$1,364	$166,693
SBL commercial mortgage	20,395	15,158	145,220	408,814	589,587
SBL construction	2,080	—	—	31,407	33,487
Leasing	122,984	503,448	26,109	—	652,541
SBLOC/IBLOC	2,053,450	—	—	—	2,053,450
Advisor financing	—	35,474	153,951	—	189,425
Real estate bridge lending	—	1,752,322	—	—	1,752,322
Other loans	28,025	4,486	7,521	17,719	57,751
Loans at fair value excluding SBL	334,994	17,431	—	—	352,425
	$2,569,633	$2,363,408	$455,336	$459,304	$5,847,681

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$4,011	$—	$—	$4,011
Leasing		503,448	26,109	—	529,557
Advisor financing		35,474	153,951	—	189,425
Other loans		3,703	392	17,719	21,814
Loans at fair value excluding SBL		17,431	—	—	17,431
Total loans at fixed rates		$564,067	$180,452	$17,719	$762,238

Variable rates
SBL non-real estate		$31,078	$122,535	$1,364	$154,977
SBL commercial mortgage		15,158	145,220	408,814	569,192
SBL construction		—	—	31,407	31,407
Real estate bridge lending		1,752,322	—	—	1,752,322
Other loans		783	7,129	—	7,912
Loans at fair value excluding SBL		—	—	—	—
Total at variable rates		$1,799,341	$274,884	$441,585	$2,515,810

Total		$2,363,408	$455,336	$459,304	$3,278,048

Allowance for Credit Losses

We review the adequacy of our ACL on at least a quarterly basis to determine a provision for credit losses to maintain our ACL at a level we believe is appropriate to recognize current expected credit losses. Our Chief Credit Officer oversees the loan review department, which measures the adequacy of the ACL independently of loan production officers. For detailed information on the ACL methodology, see “Note 6. Loans” to the unaudited consolidated financial statements herein.

At March 31, 2023, the ACL amounted to $23.8 million, which represented a $1.4 million increase compared to the $22.4 million ACL at December 31, 2022. The increase reflected the impact of historical net charge-offs applied to the estimated remaining lives of outstanding loans.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At March 31, 2023, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2023, approximately 46% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2023, approximately 48% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At March 31, 2023, approximately 92% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At March 31, 2023, approximately 72% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At March 31, 2023, approximately 42% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At March 31, 2023, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At March 31, 2023, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Specialty Lending – Specialty lending, defined as commercial loans unique in nature that do not fit into other established categories, has a targeted review coverage threshold of 100% for non-CRA loans. At March 31, 2023, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (“HELOC”) – Due to the small number and outstanding balances of HELOCs, only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At March 31, 2023, approximately 72% of the HELOC portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	March 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$513	$601	$395	$1,072	$2,581	$111,753	$114,334
SBL commercial mortgage	—	3	355	2,948	3,306	489,492	492,798
SBL construction	—	—	—	3,385	3,385	29,731	33,116
Direct lease financing	3,312	854	94	1,381	5,641	646,900	652,541
SBLOC / IBLOC	25,599	5,509	—	—	31,108	2,022,342	2,053,450
Advisor financing	—	—	—	—	—	189,425	189,425
Real estate bridge loans	—	—	—	—	—	1,752,322	1,752,322
Other loans	240	41	29	4,152	4,462	55,748	60,210
Unamortized loan fees and costs	—	—	—	—	—	6,151	6,151
	$29,664	$7,008	$873	$12,938	$50,483	$5,303,864	$5,354,347

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

Although we consider our ACL to be adequate based on information currently available, future additions to the ACL may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases.

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended		For the year ended
	or as of March 31,		or as of December 31,
	2023	2022	2022
Ratio of:
ACL to total loans	0.44%	0.46%	0.41%
ACL to non-performing loans(1)	172.28%	231.82%	123.40%
Non-performing loans to total loans(1)	0.26%	0.20%	0.33%
Non-performing assets to total assets(1)	0.46%	0.38%	0.50%
Net charge-offs to average loans	0.01%	0.01%	0.03%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans decreased to 0.44% as of March 31, 2023 from 0.46% at March 31, 2022. The reduction resulted from an increase in loans which was proportionately greater than the increase in the ACL. SBLOC, IBLOC and real estate bridge loans have allowance allocations lower than the overall percentage of ACL to total loans, due to the nature of the collateral, which serves to reduce that percentage.

The ratio of the ACL to non-performing loans decreased to 172.28% at March 31, 2023, from 231.82% at March 31, 2022, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, the ratio of non-performing loans to total loans also increased to 0.26% at March 31, 2023 from 0.20% at March 31, 2022.

The ratio of non-performing assets to total assets increased to 0.46% at March 31, 2023 from 0.38% at March 31, 2022, again reflecting the increase in non-performing loans. The higher non-performing assets total at March 31, 2023 included OREO of $3.9 million for a movie theater property as described in Note E to the consolidated financial statements in the 2022 Form 10-K.

The ratio of net charge-offs to average loans was 0.01% for the three months ended March 31, 2023 and 0.01% for the three months ended March 31, 2022. While net charge-offs increased between those periods, increases in average loans partially offset the impact of such increases.

Net Charge-offs

Net charge-offs were $778,000 for the three months ended March 31, 2023, an increase of $520,000 from net charge-offs of $258,000 during the three months ended March 31, 2022. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

		March 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$214	$—	$—	$905	$—	$—	$—	$3
Recoveries	(202)	(75)	—	(67)	—	—	—	—
Net charge-offs	$12	$(75)	$—	$838	$—	$—	$—	$3

Average loan balance	$111,644	$483,647	$31,990	$642,351	$2,192,960	$180,947	$1,710,677	$60,945
Ratio of net charge-offs during the period to average loans during the period	0.01%	—	—	0.13%	—	—	—	—

	March 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$98	$—	$—	$191	$—	$—	$—	$—
Recoveries	(12)	—	—	(19)	—	—	—	—
Net charge-offs	$86	$—	$—	$172	$—	$—	$—	$—

Average loan balance	$135,055	$373,365	$29,316	$534,814	$1,998,407	$131,116	$712,589	$33,055
Ratio of net charge-offs during the period to average loans during the period	0.06%	—	—	0.03%	—	—	—	—

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Troubled Debt Restructurings.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal, because of a weakening in the financial positions of the borrowers. We had $21.1 million of OREO at March 31, 2023 and $21.2 million of OREO at December 31, 2022. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,072	$1,249
SBL commercial mortgage	2,948	1,423
SBL construction	3,385	3,386
Direct leasing	1,381	3,550
Legacy commercial real estate and Other loans	4,102	692
Consumer - home equity	50	56
Total non-accrual loans	12,938	10,356

Loans past due 90 days or more and still accruing	873	7,775
Total non-performing loans	13,811	18,131
OREO	21,117	21,210
Total non-performing assets	$34,928	$39,341

The Company’s loans that were modified as of March 31, 2023 and December 31, 2022 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	7	$610	$610	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	1	3,552	3,552	1	3,552	3,552
Consumer - home equity	1	236	236	1	239	239
Total(1)	10	$5,232	$5,232	11	$5,275	$5,275

(1)Troubled debt restructurings include non-accrual loans of $4.9 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$610	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	3,552	—	—	3,552
Consumer - home equity	—	—	236	—	—	239
Total(1)	$—	$—	$5,232	$—	$—	$5,275

(1)Troubled debt restructurings include non-accrual loans of $4.9 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2023 or December 31, 2022.

The following table summarizes loans that were restructured within the twelve months ended March 31, 2023 that have subsequently defaulted (dollars in thousands)

	March 31, 2023
	Number	Pre-modification recorded investment
SBL non-real estate	2	$174
Legacy commercial real estate	1	3,552
Total	3	$3,726

The following table provides information about credit deteriorated loans at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$241	$2,787	$—	$250	$—
SBL commercial mortgage	456	456	—	298	—
Direct lease financing	53	53	—	27	—
Legacy commercial real estate	3,552	3,552	—	3,552	—
Consumer - home equity	286	286	—	290	2
With an ACL recorded
SBL non-real estate	919	919	(458)	947	1
SBL commercial mortgage	2,492	2,492	(481)	1,957	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	1,328	1,977	(689)	2,439	—
Other loans	550	550	(12)	621	—
Total
SBL non-real estate	1,160	3,706	(458)	1,197	1
SBL commercial mortgage	2,948	2,948	(481)	2,255	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	1,381	2,030	(689)	2,466	—
Legacy commercial real estate and Other loans	4,102	4,102	(12)	4,173	—
Consumer - home equity	286	286	—	290	2
	$13,262	$16,457	$(1,684)	$13,766	$3

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

We had $12.9 million of non-accrual loans at March 31, 2023, compared to $10.4 million of non-accrual loans at December 31, 2022. The $2.5 million increase in non-accrual loans was primarily due to $6.8 million of loans placed on non-accrual status, partially offset by $2.9 million transferred to repossessed vehicle inventory, $1.0 million of charge-offs, and $342,000 of payments. Loans past due 90 days or more still accruing interest amounted to $873,000  at March 31, 2023 and $7.8 million at December 31, 2022. The $6.9 million decrease reflected $1.4 million of additions partially offset by $3.8 million of loan payments, $3.6 million transferred to non-accrual loans $737,000 transferred to OREO, and $207,000 of charge-offs.

We had $21.1 million of OREO at March 31, 2023 and $21.2 million of OREO at December 31, 2022. The change in balance reflected $737,000 transferred from loans past due 90 days or more still accruing interest, and $830,000 of charge-offs.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2023 and December 31, 2022, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $21.3 million at March 31, 2023, compared to $18.4 million at December 31, 2022. The increase reflected the acquisition of equipment for a new data center.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid and debit card and other payments related deposit accounts. One of our strategic focuses is growing these accounts through affinity groups. At March 31, 2023, we had total deposits of $6.70 billion compared to $7.03 billion at December 31, 2022, a decrease of $325.5 million, or 4.6%. The change reflected a $330.0 million decrease in short term time deposits. Those time deposits matured in the first quarter of 2023.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,406,834	2.02%	$5,670,818	0.70%
Savings and money market	132,279	3.69%	510,370	1.67%
Time	84,333	4.07%	86,907	3.15%
Total deposits	$6,623,446	2.08%	$6,268,095	0.82%

(1)Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were no borrowings on either line at March 31, 2023 or December 31, 2022. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended March 31, 2023	20,500	N/A
Average during the year	20,500	60,312
Maximum month-end balance	450,000	495,000
Weighted average rate during the period	4.57%	2.55%
Rate at period end	—	—

Senior Debt

On August 13, 2020, we issued $100.0 million of the 2025 Senior Notes, with a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The 2025 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. In lieu of repayment of debt from dividends paid by the Bank to the Company, industry practice includes the issuance of new debt to repay maturing debt.

Borrowings

At March 31, 2023, we had other long-term borrowings of $10.0 million, unchanged from $10.0 million at December 31, 2022. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at three-month LIBOR plus 3.25%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $54.6 million at March 31, 2023, compared to $56.3 million at December 31, 2022.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended March 31, 2023 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2022 Form 10-K.

As noted under “Asset and Liability Management,” the Company’s exposure to interest rate risk is managed through the use of guidelines which limit interest rate exposure to higher interest rates. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In addition to the aforementioned guidelines which the Company uses to manage interest rate risk, the Company utilizes an asset liability committee to provide oversight by multiple departments and senior officers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 14. Legal” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K and additionally by the following risk factor.

Recent developments in the banking industry related to specific problem banks could have a negative impact on the industry as a whole and may negatively impact stock prices and result in additional regulations that could increase our expenses and otherwise affect our operations.

Recent high-profile bank failures have generated market volatility among publicly traded bank holding companies, unrelated to the Company, and industry commentary through social media and other outlets has negatively impacted confidence in depository institutions and created uncertainty with respect to the health of the U.S. banking system. If such levels of financial market volatility continue, or if rumored or actual events occur which further erode the actual or perceived stability of the banking system and financial markets, this could trigger additional regulatory scrutiny, increased FDIC insurance premiums or assessments, and new or amended regulations which may adversely affect the Company. While the underlying causes of these recent market events are not apparent within the Company or the Bank, these recent events and regulatory agency responses, including increased FDIC insurance premiums or assessments, could have a material impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
January 1, 2023 - January 31, 2023	321,653	$29.65	321,653	$90,462
February 1, 2023 - February 28, 2023	275,552	35.14	275,552	80,778
March 1, 2023 - March 31, 2023	181,237	31.88	181,237	75,000
Total	778,442	32.12	778,442	75,000

(1)During the first quarter of 2023, all shares of common stock were repurchased pursuant to the 2023 Repurchase Program, which was approved by the Board on October 26, 2022 and publicly announced on October 27, 2022. Under the 2023 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $25.0 million per quarter, for a maximum amount of $100.0 million in 2023. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2)The 2023 Repurchase Program may be suspended, amended or discontinued at any time and has an expiration date of December 31, 2023. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Item 6. Exhibits

Exhibit No.	Description

3.1.1

Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 15, 2004)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 16, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

May 10, 2023	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 10, 2023	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary