Form 10-Q
period 2023-06-30
Bancorp, Inc.
filed 2023-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of July 28, 2023, there were 54,282,057 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
(in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$6,496	$24,063
Interest-earning deposits at Federal Reserve Bank	874,050	864,126
Total cash and cash equivalents	880,546	888,189

Investment securities, available-for-sale, at fair value	776,410	766,016
Commercial loans, at fair value	396,581	589,143
Loans, net of deferred loan fees and costs	5,267,574	5,486,853
Allowance for credit losses	(23,284)	(22,374)
Loans, net	5,244,290	5,464,479
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	20,157	12,629
Premises and equipment, net	26,408	18,401
Accrued interest receivable	34,062	32,005
Intangible assets, net	1,850	2,049
Other real estate owned	20,952	21,210
Deferred tax asset, net	19,215	19,703
Other assets	122,435	89,176
Total assets	$7,542,906	$7,903,000

LIABILITIES
Deposits
Demand and interest checking	$6,554,967	$6,559,617
Savings and money market	68,084	140,496
Time deposits, $100,000 and over	—	330,000
Total deposits	6,623,051	7,030,113

Securities sold under agreements to repurchase	42	42
Senior debt	95,682	99,050
Subordinated debentures	13,401	13,401
Other long-term borrowings	9,917	10,028
Other liabilities	51,646	56,335
Total liabilities	6,793,739	7,208,969

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 54,542,284 and 55,689,627
shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	54,542	55,690
Additional paid-in capital	256,115	299,279
Retained earnings	467,450	369,319
Accumulated other comprehensive loss	(28,940)	(30,257)
Total shareholders' equity	749,167	694,031

Total liabilities and shareholders' equity	$7,542,906	$7,903,000

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$107,378	$55,150	$213,637	$105,741
Investment securities:
Taxable interest	9,873	5,432	19,173	10,323
Tax-exempt interest	42	24	74	49
Interest-earning deposits	8,997	1,004	15,582	1,351
	126,290	61,610	248,466	117,464
Interest expense
Deposits	37,416	5,590	71,876	7,196
Short-term borrowings	—	32	234	32
Long-term borrowings	128	—	254	—
Senior debt	1,280	1,280	2,559	2,559
Subordinated debentures	271	139	532	255
	39,095	7,041	75,455	10,042
Net interest income	87,195	54,569	173,011	107,422
Provision for (reversal of) credit losses	361	(1,450)	2,264	3,509
Net interest income after provision for credit losses	86,834	56,019	170,747	103,913

Non-interest income
ACH, card and other payment processing fees	2,429	2,338	4,600	4,322
Prepaid, debit card and related fees	22,177	20,038	45,500	38,690
Net realized and unrealized gains
on commercial loans, at fair value	1,921	3,682	3,646	10,517
Leasing related income	1,511	1,545	3,001	2,518
Other	1,298	350	1,578	470
Total non-interest income	29,336	27,953	58,325	56,517

Non-interest expense
Salaries and employee benefits	33,167	25,999	62,952	49,847
Depreciation and amortization	681	744	1,402	1,539
Rent and related occupancy cost	1,361	1,274	2,755	2,563
Data processing expense	1,398	1,246	2,719	2,435
Printing and supplies	128	102	273	188
Audit expense	417	379	809	741
Legal expense	949	1,474	1,907	2,268
Legal settlement	—	1,152	—	1,152
Amortization of intangible assets	100	100	199	199
FDIC insurance	472	673	1,427	1,647
Software	4,317	4,165	8,554	8,029
Insurance	1,308	1,314	2,614	2,378
Telecom and IT network communications	363	377	739	751
Consulting	642	260	964	563
Writedowns and other losses on other real estate owned	165	—	1,184	—
Other	4,475	3,586	9,475	6,897
Total non-interest expense	49,943	42,845	97,973	81,197
Income before income taxes	66,227	41,127	131,099	79,233
Income tax expense	17,218	10,725	32,968	19,865
Net income	$49,009	$30,402	$98,131	$59,368

Net income per share - basic	$0.89	$0.54	$1.78	$1.04

Net income per share - diluted	$0.89	$0.53	$1.76	$1.03

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)

Net income	$49,009	$30,402	$98,131	$59,368
Other comprehensive (loss) income, net of reclassifications into net income:

Other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(3,429)	(17,865)	1,800	(39,551)
Reclassification adjustments for losses included in income	—	—	4	6
Other comprehensive (loss) income	(3,429)	(17,865)	1,804	(39,545)

Income tax (benefit) expense related to items of other comprehensive (loss) income
Securities available-for-sale:
Change in net unrealized (losses) gains during the period	(926)	(4,824)	486	(10,679)
Reclassification adjustments for losses included in income	—	—	1	2
Income tax (benefit) expense related to items of other comprehensive loss	(926)	(4,824)	487	(10,677)

Other comprehensive (loss) income, net of tax and reclassifications into net income	(2,503)	(13,041)	1,317	(28,868)
Comprehensive income	$46,506	$17,361	$99,448	$30,500

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2023
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2023	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	49,122	—	49,122
Common stock issued from option exercises,
net of tax benefits	13,158	13	92	—	—	105
Common stock issued from restricted units,
net of tax benefits	405,286	405	(405)	—	—	—
Stock-based compensation	—	—	3,169	—	—	3,169
Common stock repurchases and excise tax	(778,442)	(778)	(24,321)	—	—	(25,099)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,820	3,820
Balance at March 31, 2023	55,329,629	$55,330	$277,814	$418,441	$(26,437)	$725,148

Net income	—	$—	$—	$49,009	$—	$49,009
Common stock issued from restricted units,
net of tax benefits	41,382	41	(41)	—	—	—
Stock-based compensation	—	—	2,750	—	—	2,750
Common stock repurchases and excise tax	(828,727)	(829)	(24,408)	—	—	(25,237)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(2,503)	(2,503)
Balance at June 30, 2023	54,542,284	$54,542	$256,115	$467,450	$(28,940)	$749,167

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2023	2022
	(Dollars in thousands)
Operating activities
Net income	$98,131	$59,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,601	1,738
Provision for credit losses	2,264	3,509
Net amortization of investment securities discounts/premiums	374	951
Stock-based compensation expense	5,919	3,420
Gain on commercial loans, at fair value	(4,955)	(10,977)
Writedown of other real estate owned	995	—
Change in fair value of commercial loans, at fair value	1,323	1,476
Change in fair value of derivatives	(14)	(1,016)
Loss on sales of investment securities	4	6
Increase in accrued interest receivable	(2,057)	(1,393)
Increase in other assets	(26,041)	(1,561)
Decrease in other liabilities	(5,025)	(15,661)
Net cash provided by operating activities	72,519	39,860

Investing activities
Purchase of investment securities available-for-sale	(48,989)	(18,260)
Proceeds from redemptions and prepayments of securities available-for-sale	39,927	67,680
Sale of repossessed assets	4,903	707
Net decrease (increase) in loans	213,034	(946,241)
Commercial loans, at fair value drawn during the period	(70,058)	(20,027)
Payments on commercial loans, at fair value	250,722	360,475
Purchases of premises and equipment	(9,471)	(2,115)
Net cash provided by (used in) investing activities	380,068	(557,781)

Financing activities
Net decrease in deposits	(407,062)	(96,160)
Proceeds from short-term borrowings	—	385,000
Redemption of senior debt	(3,273)	—
Proceeds from the issuance of common stock	105	162
Repurchases of common stock and excise tax	(50,000)	(30,000)
Net cash (used in) provided by financing activities	(460,230)	259,002

Net decrease in cash and cash equivalents	(7,643)	(258,919)

Cash and cash equivalents, beginning of period	888,189	601,784

Cash and cash equivalents, end of period	$880,546	$342,865

Supplemental disclosure:
Interest paid	$76,232	$10,030
Taxes paid	$53,703	$20,966
Non-cash investing and financing activities
Investment securities (redeemed) purchased and not settled	$—	$(37,432)
Transfer of loans from discontinued operations	$—	$61,580
Transfer of real estate owned from discontinued operations	$—	$17,343
Leased vehicles transferred to repossessed assets	$4,953	$720

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

In the national specialty finance segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leases (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate bridge loans (“REBL”).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the six month period ended June 30, 2023 may not necessarily be indicative of the results of operations for the full year ending December 31, 2023.

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

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Based Compensation (“ASC 718”). The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2023, the Company had two active stock-based compensation plans.

During the six months ended June 30, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. During the six months ended June 30, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. There were 13,158 common stock options exercised in the six month period ended June 30, 2023. There were 35,318 common stock options exercised in the six month period ended June 30, 2022.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2023	580,104	$13.25	7.48	$8,968,660
Granted	57,573	35.17	9.62	—
Exercised	(13,158)	10.45	—	278,450
Expired	—	—	—	—
Forfeited	(1,842)	—	—	—
Outstanding at June 30, 2023	622,677	$15.35	7.41	$10,918,704
Exercisable at June 30, 2023	365,104	$10.41	6.88	$8,118,454

The Company granted 547,556 restricted stock units (“RSUs”) in the first six months of 2023, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in the first six months of 2023 had a weighted average fair value of $35.00 per unit. During the six months ended June 30, 2022, the Company granted 260,693 RSUs, of which 219,311 have a vesting period of three years and 41,382 have a vesting period of one year. At issuance, the 260,693 RSUs granted in the first six months of 2022 had a weighted average fair value of $28.61 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2023	671,696	$17.78	1.00
Granted	547,556	35.00	2.51
Vested	(446,668)	13.72	—
Forfeited	(1,204)	29.89	—
Outstanding at June 30, 2023	771,380	$32.34	2.13

As of June 30, 2023, there was a total of $22.3 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.8 years. Related compensation expense for the three months ended June 30, 2023 and 2022 was $2.7 million and $1.8 million, respectively. Related compensation expense for the six months ended June 30, 2023 and 2022 was $5.9 million and $3.4 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2023 and 2022 was $6.2 million and $6.0 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $16.4 million and $14.7 million, respectively.

For the periods ended June 30, 2023 and 2022, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2023	2022
Risk-free interest rate	3.67%	1.94%
Expected dividend yield	—	—
Expected volatility	45.21%	45.10%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock based compensation expense for the period ended June 30, 2023 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$49,009	54,871,681	$0.89
Effect of dilutive securities
Common stock options and RSUs	—	397,959	—
Diluted earnings per share
Net earnings available to common shareholders	$49,009	55,269,640	$0.89

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2023, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$98,131	55,160,642	$1.78
Effect of dilutive securities
Common stock options and RSUs	—	493,308	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$98,131	55,653,950	$1.76

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2023, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	June 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$30,402	56,801,518	$0.54
Effect of dilutive securities
Common stock options and RSUs	—	652,212	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$30,402	57,453,730	$0.53

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at June 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$59,368	56,962,000	$1.04
Effect of dilutive securities
Common stock options and RSUs	—	810,538	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$59,368	57,772,538	$1.03

Stock options for 507,604 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

Available-for-sale	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$37,328	$8	$(2,040)	$35,296
Asset-backed securities(1)	338,211	—	(6,376)	331,835
Tax-exempt obligations of states and political subdivisions	5,200	15	(71)	5,144
Taxable obligations of states and political subdivisions	43,899	30	(1,668)	42,261
Residential mortgage-backed securities	179,181	96	(11,838)	167,439
Collateralized mortgage obligation securities	39,827	—	(2,040)	37,787
Commercial mortgage-backed securities	161,886	—	(13,538)	148,348
Corporate debt securities	10,000	—	(1,700)	8,300
	$815,532	$149	$(39,271)	$776,410

	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$7,217	$—	$(83)	$7,134
Collateralized loan obligation securities	330,994	—	(6,293)	324,701
	$338,211	$—	$(6,376)	$331,835

Available-for-sale	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,859	$17	$(1,495)	$28,381
Asset-backed securities(1)	343,885	—	(9,876)	334,009
Tax-exempt obligations of states and political subdivisions	3,560	—	(61)	3,499
Taxable obligations of states and political subdivisions	45,668	52	(1,709)	44,011
Residential mortgage-backed securities	150,135	148	(10,463)	139,820
Collateralized mortgage obligation securities	43,858	—	(2,075)	41,783
Commercial mortgage-backed securities	179,977	—	(13,164)	166,813
Corporate debt securities	10,000	—	(2,300)	7,700
	$806,942	$217	$(41,143)	$766,016

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$8,488	$—	$(144)	$8,344
Collateralized loan obligation securities	335,397	—	(9,732)	325,665
	$343,885	$—	$(9,876)	$334,009

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $20.2 million at June 30, 2023 and $12.6 million at December 31, 2022. At each of those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal

Reserve Bank stock in September 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$10,563	$10,418
Due after one year through five years	148,916	141,773
Due after five years through ten years	259,023	250,743
Due after ten years	397,030	373,476
	$815,532	$776,410

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged against that line at June 30, 2023 and December 31, 2022. There were no gross realized gains on sales of securities for the six months ended June 30, 2023 and the year ended December 31, 2022. Realized losses on securities sales were $4,000 and $6,000, respectively, for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2023 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	15	$14,776	$(514)	$19,111	$(1,526)	$33,887	$(2,040)
Asset-backed securities	55	—	—	331,835	(6,376)	331,835	(6,376)
Tax-exempt obligations of states and
political subdivisions	4	2,055	(20)	1,109	(51)	3,164	(71)
Taxable obligations of states and
political subdivisions	26	4,958	(154)	34,522	(1,514)	39,480	(1,668)
Residential mortgage-backed securities	139	39,836	(1,603)	118,626	(10,235)	158,462	(11,838)
Collateralized mortgage obligation securities	22	114	(7)	37,673	(2,033)	37,787	(2,040)
Commercial mortgage-backed securities	40	1,027	(45)	147,321	(13,493)	148,348	(13,538)
Corporate debt securities	1	—	—	8,300	(1,700)	8,300	(1,700)
Total unrealized loss position
investment securities	302	$62,766	$(2,343)	$698,497	$(36,928)	$761,263	$(39,271)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At June 30, 2023, this security had a book value of $10.0 million and a fair value of $8.3 million. This security is presented in the corporate debt securities classification in the tables above.

The Company has evaluated the securities in the above tables as of June 30, 2023 and has concluded that none of these securities required an allowance for credit losses (“ACL”). The Company previously evaluated the securities in the above tables as of December 31, 2022 and concluded that none of these securities required an ACL. The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for corporate debt securities, resulted from one single issuer trust preferred security, and is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.

Note 6. Loans

The Company has several lending lines of business including: small business loans (“SBLs”), comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet and currently intends to continue to do so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At June 30, 2023, such loans comprised $262.5 million of the $396.6 million of commercial loans, at fair value, with the balance comprised of SBA loans also previously held for sale. The amortized cost of the $396.6 million commercial loans at fair value was $398.5 million. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the estimated fair value of such loans. For the six months ended June 30, 2023, related net unrealized losses recognized for changes in fair value were $1.3 million, $365,000 of which reflected losses attributable to credit weaknesses. For the six months ended June 30, 2022, net unrealized losses recognized for such changes in fair value were $1.5 million, which reflected $650,000 of loss attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At June 30, 2023, $2.72 billion of loans were pledged to the Federal Reserve Bank and $1.10 billion of loans were pledged to the FHLB. There were no balances against these lines at June 30, 2023.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2. As of June 30, 2023, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $3.3 million. A total of $15.9 million plus trustee fees and late charges is required to repay the Bank tranche. The collateral remaining to repay the $15.9 million consists of a suburban office building in New Jersey and a retail facility in Missouri, the combined most recent appraisals for which total $33.0 million. The excess of the $33.0 million appraised value over the $15.9 million provides repayment protection for the Bank-owned tranche. Efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. A 2023 broker’s opinion of the property’s liquidation value was $20.9 million versus a loan balance of $24.5 million. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is also not yet stabilized, and the special servicer expects to market the property for liquidation in 2023. The March 9, 2023 appraised value of the property was $12.1 million versus a loan balance of $16.3 million. Since borrowers are no longer making payments, accrued interest and the Bank’s remaining $12.6 million are not expected to be repaid until collateral liquidation.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	June 30,	December 31,
	2023	2022
SBL non-real estate	$117,621	$108,954
SBL commercial mortgage	515,008	474,496
SBL construction	32,471	30,864
SBLs	665,100	614,314
Direct lease financing	657,316	632,160
SBLOC / IBLOC(1)	1,883,607	2,332,469
Advisor financing(2)	173,376	172,468
Real estate bridge loans	1,826,227	1,669,031
Other loans(3)	55,644	61,679
	5,261,270	5,482,121
Unamortized loan fees and costs	6,304	4,732
Total loans, including unamortized loan fees and costs	$5,267,574	$5,486,853

	June 30,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,567 and $7,327
for June 30, 2023 and December 31, 2022, respectively	$673,667	$621,641
SBLs included in commercial loans, at fair value	134,131	146,717
Total SBLs(4)	$807,798	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At June 30, 2023 and December 31, 2022, IBLOC loans amounted to $806.1 million and $1.12 billion, respectively.

(2)In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $403,000 and $2.6 million at June 30, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table provides information about loans individually evaluated for credit loss at June 30, 2023 and December 31, 2022 (in thousands). Legacy commercial real estate is comprised of commercial loans made by the Philadelphia commercial loan division which was discontinued.

	June 30, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$458	$2,546	$—	$319	$—
SBL commercial mortgage	966	966	—	521	—
Direct lease financing	53	53	—	35	—
Legacy commercial real estate	3,552	3,552	—	3,552	—
Consumer - home equity	234	234	—	272	5
With an ACL recorded
SBL non-real estate	848	848	(589)	914	1
SBL commercial mortgage	2,103	2,103	(494)	2,006	—
SBL construction	3,385	3,385	(44)	3,386	—
Direct lease financing	2,334	3,146	(1,254)	2,404	—
Other loans	412	412	(11)	551	—
Total
SBL non-real estate	1,306	3,394	(589)	1,233	1
SBL commercial mortgage	3,069	3,069	(494)	2,527	—
SBL construction	3,385	3,385	(44)	3,386	—
Direct lease financing	2,387	3,199	(1,254)	2,439	—
Legacy commercial real estate and Other loans	3,964	3,964	(11)	4,103	—
Consumer - home equity	234	234	—	272	5
	$14,345	$17,245	$(2,392)	$13,960	$6

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated

(in thousands):

	June 30, 2023			December 31, 2022
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$764	$458	$1,222	$1,249
SBL commercial mortgage	2,103	966	3,069	1,423
SBL construction	3,385	—	3,385	3,386
Direct leasing	2,334	53	2,387	3,550
Consumer - home equity	—	—	—	56
Legacy commercial real estate and Other loans	412	3,552	3,964	692
	$8,998	$5,029	$14,027	$10,356

The Company had $21.0 million of other real estate owned (“OREO”) at June 30, 2023 and $21.2 million of OREO at December 31, 2022. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,222	$1,249
SBL commercial mortgage	3,069	1,423
SBL construction	3,385	3,386
Direct leasing	2,387	3,550
Legacy commercial real estate and Other loans	3,964	692
Consumer - home equity	—	56
Total non-accrual loans	14,027	10,356

Loans past due 90 days or more and still accruing	563	7,775
Total non-performing loans	14,590	18,131
OREO	20,952	21,210
Total non-performing assets	$35,542	$39,341

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2023 and 2022, was $399,000 and $68,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2023. In the six months ended June 30, 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $3,000 of SBL non-real estate, and $50,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In the six months ended June 30, 2022, $139,000 of SBL commercial real estate and $59,000 of SBL non-real estate was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material in either the six months ended June 30, 2023 or 2022.

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in the following tables and loans with modifications made after January 1, 2023 will be reported under the new loan modification guidance. As of June 30, 2023 loans modified and related information are as follows (dollars in thousands):

June 30, 2023
	Interest rate reduction	Term extension	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Payment delay and term extension	Payment delay, term extension and interest rate reduction	Percent of total class of financing receivable
SBL non-real estate	$—	$—	$180	$—	$—	$—
Direct lease financing	—	—	—	—	—	—
SBL commercial mortgage	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—
Total	$—	$—	$180	$—	$—	$—	0

The following table shows an analysis of loans that were modified during the twelve months prior to June 30, 2023 presented by loan classification (dollars in thousands):

Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$180	$180
SBL commercial mortgage	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$180	$180

There was one modified loan in the table above, for $180,000, which had a $2,200 reduction in monthly payment for 6 months, which constituted the average reduction.

Under previous accounting guidance which was effective through December 31, 2022, the Company’s loans that were modified as of June 30, 2023 and December 31, 2022 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$551	$551	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	1	3,552	3,552	1	3,552	3,552
Consumer - home equity	1	234	234	1	239	239
Total(1)	9	$5,171	$5,171	11	$5,275	$5,275

(1)Troubled debt restructurings included non-accrual loans of $4.9 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$551	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	3,552	—	—	3,552
Consumer - home equity	—	—	234	—	—	239
Total(1)	$—	$—	$5,171	$—	$—	$5,275

(1)Troubled debt restructurings included non-accrual loans of $4.9 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

The Company had no commitments to extend additional credit to loans classified as either modified or troubled debt restructurings as of June 30, 2023 or December 31, 2022.

Under the previous accounting guidance explained above, when loans were classified as troubled debt restructurings, the Company estimated the value of underlying collateral and repayment sources. A specific reserve in the ACL was established if the collateral valuation, less estimated disposition costs, was lower than the recorded loan value. The amount of the specific reserve served to increase the provision for credit losses in the quarter the loan was classified as a troubled debt restructuring. As of June 30, 2023, there were nine troubled debt restructured loans with an aggregate balance of $5.2 million which had specific reserves of $571,000. As of December 31, 2022, there were eleven troubled debt restructured loans with an aggregate balance of $5.3 million which had specific reserves of $637,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses. While the new guidance eliminates the troubled debt restructuring classification, loans previously classified as such will now be reported as loans with modifications, whether or not the modification reflected a lender concession. Specific reserves for loans with balances which exceed collateral values will continue to be required in the ACL.

The following table summarizes loans that were restructured within the twelve months ended June 30, 2023 that have subsequently defaulted (in thousands):

	June 30, 2023
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

At June 30, 2023, the ACL amounted to $23.3 million of which $8.9 million of allowances resulted from the Company’s historical charge-off ratios, $2.4 million from reserves on specific loans, with the balance comprised of the qualitative components. The $8.9 million resulted primarily from SBA non-real estate and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects that charge-offs have not been experienced in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending. The absence of significant charge-offs reflects, at least in part, the nature of related collateral respectively consisting of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high-risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high-risk ranking results in the largest increase in the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted current expected credit loss accounting (“CECL”) methodology as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, the economic qualitative factor for certain loan pools was set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased certain qualitative factors to moderate and moderate-high in 2020. In the second quarter of 2021, the Company reassessed those factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. The second quarter 2023 $361,000 provision for credit losses reflected net CECL model adjustments of $1.7 million resulting from a $2.5 million CECL model decrease from changes in estimated average lives, partially offset by a $794,000 CECL model increase from an elevation to  respective moderate-high and moderate risk levels for leasing economic and collateral factors. The adjustment for average lives primarily reflected a change in the estimated lives of leases, higher variances for which may result from their  short maturities. The elevated economic risk level for leasing reflected input from department heads regarding the potential borrower impact of the higher rate environment. The elevated collateral risk level  for leasing reflected lower auction prices for vehicles and uncertainty over the extent to which such prices might decrease in the future. Additionally, the second quarter provision reflected increases of reserves on stressed credits of $709,000 (primarily leasing), and the impact of $937,000 of net-charge offs, primarily from leasing and small business loan charge-offs.

The Company has not increased the qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies that exceed credit requirements, and loan amounts are limited to life insurance cash values. The Company also has not increased the economic factor for multi-family real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. As a result, the REBL qualitative economic factor was not increased.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced multi-family (apartment building) loan charge-offs, despite stressed economic conditions. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multi-family housing. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods, and their ACL is determined by qualitative factors. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management, and the impact changes in economic conditions would have on those payment streams. The qualitative factors used for this and the other portfolios are described below in the description of each portfolio segment. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered in the economic qualitative factor. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively-derived element in the forecasts. The qualitative component results from management’s qualitative assessments which consider internal and external inputs. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for SBLs downward to account for a greater percentage of government guaranteed balances in applicable pools as compared to prior periods. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at June 30, 2023 and December 31, 2022 are as follows (in thousands):

As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$5	$—	$—	$—	$—	$—	$—	$5
Pass(1)	16,137	35,507	31,769	11,630	4,698	6,079	—	105,820
Special mention	—	500	265	290	127	878	—	2,060
Substandard	—	—	—	541	302	513	—	1,356
Total SBL non-real estate	16,142	36,007	32,034	12,461	5,127	7,470	—	109,241

SBL commercial mortgage
Non-rated	75	—	—	—	—	—	—	75
Pass	44,852	130,330	88,692	60,293	63,948	105,437	—	493,552
Special mention	375	—	10,531	—	—	665	—	11,571
Substandard	—	—	—	577	1,853	2,492	—	4,922
Total SBL commercial mortgage	45,302	130,330	99,223	60,870	65,801	108,594	—	510,120

SBL construction
Pass	353	6,632	8,269	9,767	4,065	—	—	29,086
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	353	6,632	10,944	9,767	4,065	710	—	32,471

Direct lease financing
Non-rated	4,221	—	—	—	—	—	—	4,221
Pass	155,877	268,594	121,996	60,345	27,200	9,567	—	643,579
Special mention	—	1,427	2,241	1,003	303	52	—	5,026
Substandard	—	2,744	1,001	223	286	236	—	4,490
Total direct lease financing	160,098	272,765	125,238	61,571	27,789	9,855	—	657,316

SBLOC
Non-rated	—	—	—	—	—	—	8,791	8,791
Pass	—	—	—	—	—	—	1,068,746	1,068,746
Total SBLOC	—	—	—	—	—	—	1,077,537	1,077,537

IBLOC
Non-rated	—	—	—	—	—	—	(79)	(79)
Pass	—	—	—	—	—	—	805,804	805,804
Substandard	—	—	—	—	—	—	345	345
Total IBLOC	—	—	—	—	—	—	806,070	806,070

Advisor financing
Pass	29,724	64,642	51,588	27,422	—	—	—	173,376
Total advisor financing	29,724	64,642	51,588	27,422	—	—	—	173,376

Real estate bridge loans
Non-rated	(38)	—	—	—	—	—	—	(38)
Pass	181,387	1,039,413	566,065	—	—	—	—	1,786,865
Substandard	—	—	39,400	—	—	—	—	39,400
Total real estate bridge loans	181,349	1,039,413	605,465	—	—	—	—	1,826,227

Other loans
Non-rated	2,363	—	—	—	—	12,038	—	14,401
Pass	65	262	378	2,615	2,415	42,698	1,672	50,105
Special mention	—	—	—	—	—	425	—	425
Substandard	17	—	—	—	—	3,964	—	3,981
Total other loans(2)	2,445	262	378	2,615	2,415	59,125	1,672	68,912

	$435,413	$1,550,051	$924,870	$174,706	$105,197	$185,754	$1,885,279	$5,261,270

Unamortized loan fees and costs	—	—	—	—	—	—	—	6,304
Total								$5,267,574

(1)Included in the SBL non real estate pass total of $105.8 million was $3.8 million of SBA Paycheck Protection Program (“PPP”) loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $13.3 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of June 30, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $3.8 million remaining to be reimbursed as of June 30, 2023. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL account as of June 30, 2023 and as of December 31, 2022 was $2.4 million and $2.8 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	June 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	—	—	(1,439)	—	—	—	(3)	—	(2,313)
Recoveries	298	75	—	175	—	—	—	49	—	597
Provision (credit)(1)	994	751	(85)	997	(225)	7	294	(107)	—	2,626
Ending balance	$5,449	$3,411	$480	$7,705	$942	$1,300	$3,415	$582	$—	$23,284

Ending balance: Individually evaluated for expected credit loss	$589	$494	$44	$1,254	$—	$—	$—	$11	$—	$2,392

Ending balance: Collectively evaluated for expected credit loss	$4,860	$2,917	$436	$6,451	$942	$1,300	$3,415	$571	$—	$20,892

Loans:
Ending balance	$117,621	$515,008	$32,471	$657,316	$1,883,607	$173,376	$1,826,227	$55,644	$6,304	$5,267,574

Ending balance: Individually evaluated for expected credit loss	$1,306	$3,069	$3,385	$2,387	$—	$—	$—	$4,198	$—	$14,345

Ending balance: Collectively evaluated for expected credit loss	$116,315	$511,939	$29,086	$654,929	$1,883,607	$173,376	$1,826,227	$51,446	$6,304	$5,253,229

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)(1)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	June 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(844)	—	—	(199)	—	—	—	—	—	(1,043)
Recoveries	33	—	—	93	—	—	—	—	—	126
Provision (credit)(1)	380	(632)	(3)	513	174	296	889	581	—	2,198
Ending balance	$4,984	$2,320	$429	$6,224	$1,138	$1,164	$2,070	758	$—	$19,087

Ending balance: Individually evaluated for expected credit loss	$593	$365	$34	$—	$—	$—	$—	$31	$—	$1,023

Ending balance: Collectively evaluated for expected credit loss	$4,391	$1,955	$395	$6,224	$1,138	$1,164	$2,070	$727	$—	$18,064

Loans:
Ending balance	$112,854	$425,219	$27,042	$583,086	$2,274,256	$155,235	$1,106,875	$63,514	$6,616	$4,754,697

Ending balance: Individually evaluated for expected credit loss	$1,170	$1,423	$710	$—	$—	$—	$—	$4,466	$—	$7,769

Ending balance: Collectively evaluated for expected credit loss	$111,684	$423,796	$26,332	$583,086	$2,274,256	$155,235	$1,106,875	$59,048	$6,616	$4,746,928

(1)The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes provisions for unfunded commitments as follows: a $362,000 provision reversal for the six months ended June 30, 2023 and provisions of $1.3 million and $1.4 million, respectively, for the six months ended June 30, 2022, and for full year 2022.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at June 30, 2023 and December 31, 2022 are as follows (in thousands):

As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	298	298
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(573)	(573)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	75	75

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	—	(774)	(448)	(179)	(38)	—	(1,439)
Current period recoveries	—	5	99	56	—	15	175
Current period direct lease financing net charge-offs	—	(769)	(349)	(123)	(38)	15	(1,264)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	49	49
Current period other loans net recoveries	—	—	—	—	—	46	46

Total
Current period charge-offs	—	(774)	(448)	(179)	(38)	(874)	(2,313)
Current period recoveries	—	5	99	56	—	437	597
Current period net charge-offs	$—	$(769)	$(349)	$(123)	$(38)	$(437)	$(1,716)

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(17)	$—	$—	$(868)	$(885)
Current period recoveries	—	—	2	—	8	130	140
Current period SBL non-real estate net charge-offs	—	—	(15)	—	8	(738)	(745)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(93)	(308)	(150)	(25)	—	—	(576)
Current period recoveries	—	1	117	6	—	—	124
Current period direct lease financing net charge-offs	(93)	(307)	(33)	(19)	—	—	(452)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	24	24
Current period other loans net charge-offs	—	—	—	—	—	24	24

Total
Current period charge-offs	(93)	(308)	(167)	(25)	—	(868)	(1,461)
Current period recoveries	—	1	119	6	8	154	288
Current period net charge-offs	$(93)	$(307)	$(48)	$(19)	$8	$(714)	$(1,173)

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2023 or December 31, 2022. In the first six months of 2023, the Company purchased $2.0 million of lease receivables and $37.7 million of SBLs, none of which were credit deteriorated. Additionally, in the first six months of 2023 the Company participated in SBLs with other institutions in the amount of $3.0 million.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the six months ended June 30, 2023, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$148	$785	$336	$1,222	$2,491	$115,130	$117,621
SBL commercial mortgage	—	1	—	3,069	3,070	511,938	515,008
SBL construction	—	—	—	3,385	3,385	29,086	32,471
Direct lease financing	3,752	758	135	2,387	7,032	650,284	657,316
SBLOC / IBLOC	20,447	2,812	75	—	23,334	1,860,273	1,883,607
Advisor financing	—	—	—	—	—	173,376	173,376
Real estate bridge loans	—	—	—	—	—	1,826,227	1,826,227
Other loans	41	18	17	3,964	4,040	51,604	55,644
Unamortized loan fees and costs	—	—	—	—	—	6,304	6,304
	$24,388	$4,374	$563	$14,027	$43,352	$5,224,222	$5,267,574

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2023	$110,628
2024	160,320
2025	136,898
2026	78,979
2027	41,764
2028 and thereafter	9,811
Total undiscounted cash flows	538,400
Residual value(1)	197,484
Difference between undiscounted cash flows and discounted cash flows	(78,568)
Present value of lease payments recorded as lease receivables	$657,316

(1)Of the $197,484,000, $32,605,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2023 and December 31, 2022, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2023, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $3.5 million at June 30, 2023 and $5.5 million at December 31, 2022.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $2,800 and $794,000 for legal services for the six months ended June 30, 2023 and 2022, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $880.5 million and $888.2 million as of June 30, 2023 and December 31, 2022, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the second quarter of 2023 and 2022, there were no transfers between the three levels.

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

Commercial loans held at fair value are comprised primarily of commercial real estate bridge loans and SBA loans which had been originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate bridge loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$776,410	$776,410	$—	$755,787	$20,623
FHLB, ACBB, and Federal Reserve Bank stock	20,157	20,157	—	—	20,157
Commercial loans, at fair value	396,581	396,581	—	—	396,581
Loans, net of deferred loan fees and costs	5,267,574	5,239,657	—	—	5,239,657
Interest rate swaps, asset	423	423	—	423	—
Demand and interest checking	6,554,967	6,554,967	—	6,554,967	—
Savings and money market	68,084	68,084	—	68,084	—
Senior debt	95,682	94,435	—	94,435	—
Subordinated debentures	13,401	11,250	—	—	11,250
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$766,016	$766,016	$—	$745,993	$20,023
FHLB, ACBB, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	589,143	589,143	—	—	589,143
Loans, net of deferred loan fees and costs	5,486,853	5,462,948	—	—	5,462,948
Interest rate swaps, asset	408	408	—	408	—
Demand and interest checking	6,559,617	6,559,617	—	6,559,617	—
Savings and money market	140,496	140,496	—	140,496	—
Time deposits	330,000	330,000	—	330,000	—
Senior debt	99,050	93,871	—	93,871	—
Subordinated debentures	13,401	10,067	—	—	10,067
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$35,296	$—	$35,296	$—
Asset-backed securities	331,835	—	331,835	—
Obligations of states and political subdivisions	47,405	—	47,405	—
Residential mortgage-backed securities	167,439	—	167,439	—
Collateralized mortgage obligation securities	37,787	—	37,787	—
Commercial mortgage-backed securities	148,348	—	136,025	12,323
Corporate debt securities	8,300	—	—	8,300
Total investment securities, available-for-sale	776,410	—	755,787	20,623
Commercial loans, at fair value	396,581	—	—	396,581
Interest rate swaps, asset	423	—	423	—
	$1,173,414	$—	$756,210	$417,204

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$28,381	$—	$28,381	$—
Asset-backed securities	334,009	—	334,009	—
Obligations of states and political subdivisions	47,510	—	47,510	—
Residential mortgage-backed securities	139,820	—	139,820	—
Collateralized mortgage obligation securities	41,783	—	41,783	—
Commercial mortgage-backed securities	166,813	—	154,490	12,323
Corporate debt securities	7,700	—	—	7,700
Total investment securities, available-for-sale	766,016	—	745,993	20,023
Commercial loans, at fair value	589,143	—	—	589,143
Interest rate swaps, asset	408	—	408	—
	$1,355,567	$—	$746,401	$609,166

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

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Beginning balance	$20,023	$19,031	$589,143	$1,388,416
Transfers to OREO	—	—	(737)	(61,580)
Total net gains (realized/unrealized)
Included in earnings	—	—	3,632	12,570
Included in other comprehensive income	600	992	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	70,058	66,067
Settlements	—	—	(265,515)	(816,330)
Ending balance	$20,623	$20,023	$396,581	$589,143

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(1,323)	$(3,492)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Assets held-for-sale
	from discontinued operations
	June 30, 2023	December 31, 2022
Beginning balance	$—	$3,268
Settlements	—	(3,268)
Ending balance	$—	$—

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	June 30, 2023	December 31, 2022
Beginning balance	$21,210	$18,873
Transfer from commercial loans, at fair value	737	—
Writedowns	(995)	—
Sales	—	(2,343)
Transfers from commercial loans, at fair value	—	4,680
Ending balance	$20,952	$21,210

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2023	Valuation techniques	Unobservable inputs	June 30, 2023	June 30, 2023

Commercial mortgage-backed investment
security(1)	$12,323	Discounted cash flow	Discount rate	13.00%	13.00%
Insurance liquidating trust preferred security(2)	8,300	Discounted cash flow	Discount rate	11.00%	11.00%
FHLB, ACBB,
and Federal Reserve Bank stock	20,157	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(3)	5,239,657	Discounted cash flow	Discount rate	5.40%-13.00%	8.09%

Commercial - SBA(4)	134,131	Discounted cash flow	Discount rate	6.25%-6.53%	6.45%
Non-SBA commercial real estate - fixed(5)	124,459	Discounted cash flow	Discount rate	8.32%-11.93%	8.96%
Non-SBA commercial real estate - floating(6)	137,991	Discounted cash flow	Discount rate	8.63%-17.00%	11.22%
Commercial loans, at fair value	396,581

Subordinated debentures(7)	11,250	Discounted cash flow	Discount rate	11.00%	11.00%

OREO(8)	20,952	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2022	Valuation techniques	Unobservable inputs	December 31, 2022	December 31, 2022
Commercial mortgage-backed investment
security	$12,323	Discounted cash flow	Discount rate	12.71%	12.71%
Insurance liquidating trust preferred security	7,700	Discounted cash flow	Discount rate	11.50%	11.50%
FHLB, ACBB,
and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,462,948	Discounted cash flow	Discount rate	5.65% - 11.00%	6.86%

Commercial - SBA	146,717	Discounted cash flow	Discount rate	5.57%-6.25%	6.17%
Non-SBA commercial real estate - fixed	28,695	Discounted cash flow and appraisal	Discount rate	8.36%-11.65%	10.31%
Non-SBA commercial real estate - floating	413,731	Discounted cash flow	Discount rate	7.07%-17.20%	7.90%
Commercial loans, at fair value	589,143

Subordinated debentures	10,067	Discounted cash flow	Discount rate	11.50%	11.50%

OREO	21,210	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yields derived from market pricing indications for pools determined by date of loan origination were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2023 table.

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

(6)Non-SBA commercial real estate – floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At June 30, 2023, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

(7)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate originally indexed to three-month London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%. In the second quarter of 2023, the index was changed to secured overnight financing rate (“SOFR”) as part of the market-wide LIBOR transition. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in valuation.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$11,953	$—	$—	$11,953
OREO	20,952	—	—	20,952
Intangible assets	1,850	—	—	1,850
	$34,755	$—	$—	$34,755

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$12,205	$—	$—	$12,205
OREO	21,210	—	—	21,210
Intangible assets	2,049	—	—	2,049
	$35,464	$—	$—	$35,464

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2023, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $12.0 million. To arrive at that fair value, related loan principal of $14.3 million was reduced by specific reserves of $2.4 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at June 30, 2023 were nine troubled debt restructured loans with a balance of $5.2 million, which had specific reserves of $571,000. Included in the collateral dependent loans at December 31, 2022, were eleven troubled debt restructured loans with a balance of $5.3 million which had specific allowances of $637,000. Under the new accounting guidance effective January 1, 2023, which broadened the reporting of loan restructurings to include all modifications, there was one $180,000 loan classified as modified as of June 30, 2023. There was no specific reserve on that loan. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA commercial estate loans held at fair value. These instruments are not accounted for as effective hedges. As of June 30, 2023, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement the Company receives an adjustable rate of interest based upon LIBOR. The Company recorded a net gain of $15,000 for the six months ended June 30, 2023 to recognize the fair value of the derivative instrument which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under this swap agreement was $423,000 at June 30, 2023, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $534,000 as of June 30, 2023.

The maturity date, notional amount, interest rate paid and received and fair value of the Company’s remaining interest rate swap agreement as of June 30, 2023 is summarized below (dollars in thousands):

	June 30, 2023
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	5.54%	423
Total	$6,800			$423

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten year period. Amortization expense is $340,000 per year ($1.0 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2023 and December 31, 2022, respectively, the accumulated amortization expense was $2.4 million and $2.3 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $201,000 at June 30, 2023 and $172,000 at December 31, 2022. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at June 30, 2023 and December 31, 2022 are presented below.

	June 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$2,641	$4,093	$2,442
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,641	$4,491	$2,442

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform in Financial Reporting, which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The Company discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding were indexed to LIBOR, including non-SBA commercial loans, at fair value. All such loans were either paid off or modified to exclude reference to LIBOR as of June 30, 2023. When the Company resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, it utilized SOFR as the index. In addition, the Company owns collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages the coupons for which were indexed to LIBOR. CLOs, which amounted to $324.7 million at June 30, 2023, generally have language regarding an index alternative should LIBOR no longer be available and are expected to replace the LIBOR index with SOFR plus an appropriate tenor adjustment. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $60.0 million at June 30, 2023. The Company’s student loan securities of $7.1 million will calculate quarterly coupons indexed to 90-day average SOFR plus a tenor adjustment as specified in the controlling Fed Register notice (Section 253.4) and interest payments on its subordinated debentures payable of $13.4 million at June 30, 2023 will be calculated based upon a SOFR index plus the appropriate tenor adjustment for Index Determination Dates subsequent to June 30, 2023.These debentures mature in March 2038 and are grandfathered to qualify as tier-1 capital at the Bank.  The Company’s sole derivative, the notional amount of which totaled $6.8 million at June 30, 2023, is an interest rate swap that is documented under a bilateral agreement which contains LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10.0 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture, with a market value of $8.3 million at June 30, 2023, issued by an insurance holding company in liquidation for which the rate index has been three-month LIBOR will calculate future interest payments based on SOFR plus the appropriate tenor adjustment. In December 2022, the FASB issued ASU No. 2022-06, which extended the original transition period end date referenced in ASU No. 2020-04 to December 31, 2024. However, the LIBOR index used for the Company’s financial instruments was terminated as of June 30, 2023, and remaining instruments have generally been transitioned to SOFR without a material impact.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications are being reported whether a concession is made or not.

Note 12. Shareholders’ Equity

On October 20, 2021, the Board approved a common stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased $15.0 million in value of the Company’s common stock in each quarter of 2022.

On October 26, 2022, the Board approved a common stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”), which authorizes the Company to repurchase $25.0 million in value of the Company’s common stock per fiscal quarter in 2023, for a maximum amount of $100.0 million. Under the 2023 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2023 Repurchase Program may be modified or terminated at any time. During the three and six months ended June 30, 2023, the Company repurchased 828,727 shares and 1,607,169 shares of its common stock in the open market under the 2023 Repurchase Program at an average price of $30.17 per share and $31.11 per share, respectively.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2023
The Bancorp, Inc.	10.42%	14.97%	15.47%	14.97%
The Bancorp Bank, National Association	11.59%	16.67%	17.16%	16.67%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

On March 27, 2023, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) seeking documents and information related to the Bank’s escheatment practices in connection with certain accounts offered through one of the Bank’s program partners.  The Bank continues to cooperate with the CFPB, including by responding to the CID. While the Company remains confident in the Bank’s escheatment practices, it cannot predict the timing or final outcome of the investigation. Future costs related to this matter may be material and could continue to be material at least through the completion of the investigation.

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

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$106,588	$21	$19,681	$126,290
Interest allocation	(32,323)	35,628	(3,305)	—
Interest expense	1,297	34,663	3,135	39,095
Net interest income	72,968	986	13,241	87,195
Provision for credit losses	361	—	—	361
Non-interest income	4,358	24,640	338	29,336
Non-interest expense	21,051	18,691	10,201	49,943
Income before taxes	55,914	6,935	3,378	66,227
Income tax expense	—	—	17,218	17,218
Net income (loss)	$55,914	$6,935	$(13,840)	$49,009

	For the three months ended June 30, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$54,715	$55	$6,840	$61,610
Interest allocation	(7,026)	7,424	(398)	—
Interest expense	227	4,884	1,930	7,041
Net interest income	47,462	2,595	4,512	54,569
Reversal of credit losses	(1,450)	—	—	(1,450)
Non-interest income	5,283	22,412	258	27,953
Non-interest expense	17,283	17,021	8,541	42,845
Income (loss) before taxes	36,912	7,986	(3,771)	41,127
Income tax expense	—	—	10,725	10,725
Net income (loss)	$36,912	$7,986	$(14,496)	$30,402

	For the six months ended June 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$211,979	$40	$36,447	$248,466
Interest allocation	(65,257)	70,479	(5,222)	—
Interest expense	2,783	65,167	7,505	75,455
Net interest income	143,939	5,352	23,720	173,011
Provision for credit losses	2,264	—	—	2,264
Non-interest income	7,776	50,168	381	58,325
Non-interest expense	42,549	37,306	18,118	97,973
Income before taxes	106,902	18,214	5,983	131,099
Income tax expense	—	—	32,968	32,968
Net income (loss)	$106,902	$18,214	$(26,985)	$98,131

	For the six months ended June 30, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$104,654	$55	$12,755	$117,464
Interest allocation	(10,553)	11,411	(858)	—
Interest expense	488	6,008	3,546	10,042
Net interest income	93,613	5,458	8,351	107,422
Provision for credit losses	3,509	—	—	3,509
Non-interest income	9,543	43,085	3,889	56,517
Non-interest expense	34,779	34,181	12,237	81,197
Income before taxes	64,868	14,362	3	79,233
Income tax expense	—	—	19,865	19,865
Net income (loss)	$64,868	$14,362	$(19,862)	$59,368

	June 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,647,647	$40,655	$1,854,604	$7,542,906
Total liabilities	$245,456	$6,224,616	$323,667	$6,793,739

	December 31, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$6,042,765	$57,894	$1,802,341	$7,903,000
Total liabilities	$321,335	$6,101,539	$786,095	$7,208,969

Note 16. Subsequent Events

The Company evaluated its June 30, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2023 Repurchase Program, described in “Note 12. Shareholders’ Equity,” between July 1, 2023 and August 1, 2023, the Company repurchased 284,227 shares of its common stock, at a total cost of $10.3 million and an average price of $36.28 per share.

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

SBLOCs and IBLOCs are loans which are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are generated nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest-earning assets and resumed originating such loans in the third quarter of 2021. These new originations are identified as real estate bridge loans, consist of apartment building loans, and are held for investment in the loan portfolio. Prior originations originally intended for securitizations continue to be accounted for at fair value, and are included on the balance sheet in “Commercial loans, at fair value.”

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

Performance Summary

Our net income increased to $49.0 million for the second quarter of 2023, from $30.4 million for the second quarter of 2022, primarily reflecting a $32.6 million increase in net interest income and a $1.4 million increase in non-interest income, partially offset by a $7.1 million increase in non-interest expense. Higher rates on loans, and to a lesser extent loan growth in certain categories, resulted in increases in net interest income, with higher rates also offsetting the impact of lower securities balances on securities interest. Our cost of funds rose to 2.37% in the second quarter of 2023, driven primarily by the adjustment of prepaid and debit card account deposits to Federal Reserve rate increases. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the second quarter of 2023 increased $2.2 million over the comparable 2022 period.

Second quarter 2023 non-interest expense increased $7.1 million from the second quarter of 2022, reflecting an increase of $7.2 million in salaries and employee benefits. There was a $361,000 provision for credit losses in the second quarter of 2023, compared to a credit to the provision for credit losses of $1.5 million in the second quarter of 2022.

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

Results of KPIs

In the second quarter 2023, return on assets and return on equity amounted to 2.65% and 26.67% (annualized), respectively, compared to 1.71% and 18.63% (annualized) in the second quarter of 2022. For the six month period ended June 30, 2023, return on assets and return on equity amounted to 2.64% and 27.42% (annualized), respectively, compared to 1.70% and 18.29% (annualized) for the six month period ended June 30, 2022.

At June 30, 2023, the ratio of equity to assets was 9.93%, compared to 9.22% at June 30, 2022, reflecting an increase in equity capital from retained earnings, partially offset by share repurchases.

Net interest margin was 4.83% in the second quarter of 2023, versus 3.17% in the second quarter of 2022, and 4.75% versus 3.14%, respectively, for the six month periods ended June 30, 2023 and 2022, reflecting a $32.6 million increase in net interest income in the second quarter of 2023 compared to the second quarter of 2022, and a $65.6 million increase in net interest income in the six month period ended June 30, 2023 compared to the six month period ended June 30, 2022.

Increases in the above KPIs in 2023 reflected the impact of higher rates as a result of Federal Reserve rate increases, and to a lesser extent, loan growth. Average loans and leases grew to $5.73 billion in second quarter 2023 compared to $5.47 billion in second quarter 2022. The provision for credit losses was $361,000 in the second quarter of 2023 compared to a credit to the provision for credit losses of $1.5 million in the second quarter of 2022. Our provision for credit losses was $2.3 million for the six month period ended June 30, 2023 compared to $3.5 million for the six month period ended June 30, 2022. Non-interest expense increased more than in prior periods, driven mostly by salary expense.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2023 remain unchanged from those presented in the 2022 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LIBOR Transition

We discontinued LIBOR-based originations in 2021; however, certain financial instruments outstanding were indexed to LIBOR, including non-SBA commercial loans, at fair value. All such loans were either paid off or modified to exclude reference to LIBOR as of June 30, 2023. When we resumed originating non-SBA commercial loans in the third quarter of 2021, which are identified separately under real estate bridge loans, we utilized the secured overnight financing rate (“SOFR”) as the index. In addition, we own collateralized loan obligations (“CLOs”) and U.S. government agency adjustable-rate mortgages which originally utilized LIBOR based pricing. CLOs, which amounted to $324.7 million at June 30, 2023, generally have language regarding an index alternative should LIBOR no longer be available and are expected to replace the LIBOR index with SOFR plus an appropriate tenor adjustment. U.S. government agencies generally have the ability to adjust interest rate indices as necessary on impacted LIBOR based securities, which amounted to $60.0 million at June 30, 2023. The Company’s student loan securities of $7.1 million will calculate quarterly coupons indexed to 90-day average SOFR plus a tenor adjustment as specified in the controlling Fed Register notice (Section 253.4) and interest payments on its subordinated debentures payable of $13.4 million at June 30, 2023 will be calculated based upon a SOFR index plus the appropriate tenor adjustment of 26 basis points for Index Determination Dates subsequent to June 30, 2023. These debentures mature in March 2038, bear interest at SOFR plus 3.51% and are grandfathered to qualify as tier-1 capital at the Bank.  The Company’s sole derivative, the notional amount of which totaled $6.8 million at June 30, 2023, is an interest rate swap that is documented under a bilateral agreement which contains LIBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s LIBOR Fallbacks Protocol. The Bank also owns $10.0 million of a Floating Rate Junior Subordinated Deferrable Interest Debenture, with a market value of $8.3 million at June 30, 2023, issued by an insurance holding company in liquidation for which the rate index has historically been three-month LIBOR; however, future interest payments will be based on SOFR plus the appropriate tenor adjustment.

Results of Operations

Comparison of second quarter 2023 to second quarter 2022

Net Income

Net income for the second quarter of 2023 was $49.0 million, or $0.89 per diluted share, compared to $30.4 million, or $0.53 per diluted share, for the second quarter of 2022. Income before income taxes was $66.2 million in the second quarter of 2023 compared to $41.1 million in the second quarter of 2022. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate changes.

Net Interest Income

Our net interest income for the second quarter of 2023 increased $32.6 million, or 59.8%, to $87.2 million from $54.6 million in the second quarter of 2022. Our interest income for the second quarter of 2023 increased to $126.3 million, an increase of $64.7 million, or 105.0%, from $61.6 million for the second quarter of 2022. The increase in interest income resulted primarily from an increase in loan and securities yields resulting from the aforementioned Federal Reserve rate increases, and to a lesser extent, loan growth.

Our average loans and leases increased to $5.73 billion for the second quarter of 2023 from $5.47 billion for the second quarter of 2022, an increase of $263.0 million, or 4.8%. Related interest income increased $52.2 million on a tax equivalent basis. The increase in average loans reflected growth in investment advisor loans, small business, direct lease financing, and real estate bridge loans. In the second quarter of 2023, net paydowns of SBLOC and IBLOC were experienced, which partially offset the impact of higher rates and loan growth in other categories. At June 30, 2023, the respective balances of SBLOC and IBLOC loans were $1.08 billion and $806.1 million, respectively, compared to $1.26 billion and $1.02 billion at June 30, 2022. Continuing decreases in these balances will result in lower interest income, to the extent they are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are included in loans, net on the balance sheet and which are held at amortized cost.

Of the total $52.2 million increase in loan interest income on a tax equivalent basis, the largest increases were $17.4 million for SBLOC, IBLOC and investment advisor financing, $26.7 million for all real estate bridge loans, $3.0 million for leasing, and $4.7 million for SBA loans. Our average investment securities of $781.3 million for the second quarter of 2023 decreased $101.3 million from $882.7 million for the second quarter of 2022. Related tax equivalent interest income increased $4.5 million, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the second quarter of 2023 was 4.83% compared to 3.17% for the second quarter of 2022, an increase of 166 basis points. While the yield on interest-earning assets increased 343 basis points, the cost of deposits and interest bearing liabilities increased 193 basis points, or a net change of 150 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve generally earn lower rates of interest than loans and securities. Average interest-earning deposits at the Federal Reserve Bank increased $156.0 million, or 28.6%, to $701.1 million in the second quarter of 2023 from $545.0 million in the second quarter of 2022. In the second quarter of 2023, the average yield on our loans increased to 7.49% from 4.03% for the second quarter of 2022, an increase of 346 basis points.

Yields on taxable investment securities in the second quarter of 2023 increased to 5.08% compared to 2.47% for the second quarter of 2022, an increase of 261 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,						Three months ended June 30,
	2023			2022			2023 vs 2022
	Average		Average	Average		Average
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,730,384	$107,299	7.49%	$5,467,516	$55,100	4.03%	$2,770	$49,429	$52,199
Leases-bank qualified(3)	3,801	100	10.52%	3,665	63	6.88%	2	35	37
Investment securities-taxable	778,100	9,873	5.08%	879,112	5,432	2.47%	(544)	4,985	4,441
Investment securities-nontaxable(3)	3,234	53	6.56%	3,559	31	3.48%	(3)	25	22
Interest-earning deposits at Federal Reserve Bank	701,057	8,997	5.13%	545,027	1,004	0.74%	366	7,627	7,993
Net interest-earning assets	7,216,576	126,322	7.00%	6,898,879	61,630	3.57%

Allowance for credit losses	(23,895)			(20,295)
Other assets	231,035			243,459
	$7,423,716			$7,122,043			2,591	62,101	64,692

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,399,750	$36,688	2.29%	$5,697,507	$4,390	0.31%	607	31,691	32,298
Savings and money market	78,252	728	3.72%	556,847	1,200	0.86%	(472)	—	(472)
Total deposits	6,478,002	37,416	2.31%	6,254,354	5,590	0.36%

Short-term borrowings	—	—	—	11,593	32	1.10%	(32)	—	(32)
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	9,949	128	5.15%	—	—	—	128	—	128
Subordinated debt	13,401	271	8.09%	13,401	139	4.15%	—	132	132
Senior debt	96,890	1,280	5.28%	98,816	1,280	5.18%	—	—	—
Total deposits and liabilities	6,598,283	39,095	2.37%	6,378,205	7,041	0.44%

Other liabilities	88,276			89,422
Total liabilities	6,686,559			6,467,627			231	31,823	32,054

Shareholders' equity	737,157			654,416
	$7,423,716			$7,122,043

Net interest income on tax equivalent basis(3)		$87,227			$54,589		$2,360	$30,278	$32,638

Tax equivalent adjustment		32			20

Net interest income		$87,195			$54,569

Net interest margin(3)			4.83%			3.17%

(1)Interest on loans for 2023 and 2022 includes $10,000 and $41,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

For the second quarter of 2023, average interest-earning assets increased to $7.22 billion, an increase of $317.7 million, or 4.6%, from $6.90 billion in the second quarter of 2022. The increase reflected increased average balances of loans and leases of $263.0 million, or 4.8%, partially offset by decreased average investment securities of $101.3 million, or 11.5%. For those respective periods, average demand and interest checking deposits increased $702.2 million, or 12.3%. A $478.6 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $361,000 for the second quarter of 2023 compared to a credit to the provision for credit losses of $1.5 million for the second quarter of 2022. The ACL was $23.3 million, or 0.44% of total loans, at June 30, 2023, compared to $22.4 million, or 0.41% of total loans, at December 31, 2022. The higher ratio at June 30, 2023 reflected the impact of higher qualitative reserves, while total loans outstanding decreased. We believe that our ACL is adequate to cover expected losses. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $29.3 million in the second quarter of 2023 compared to $28.0 million in the second quarter of 2022. The $1.4 million, or 4.9%, increase between those respective periods reflected a decrease in net realized and unrealized gains on commercial loans, at fair value to $1.9 million from $3.7 million. The $1.8 million change reflected a decrease in income recognized when such loans are repaid, as a result of fewer repayments. The $1.9 million was comprised of $2.5 million of non-SBA commercial real estate loan repayment related income, $720,000 of fair value losses and $94,000 of hedge fair value adjustments.

Prepaid, debit card and related fees increased $2.1 million, or 10.7%, to $22.2 million for the second quarter of 2023, compared to $20.0 million in the second quarter of 2022. The increase reflected higher transaction volume reflecting the impact of new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $91,000, or 3.9%, to $2.4 million for the second quarter of 2023, compared to $2.3 million in the second quarter of 2022, reflecting an increase in rapid funds transfer volume.

Leasing related income decreased $34,000, or 2.2%, to $1.5 million for the second quarter of 2023 from $1.5 million for the second quarter of 2022.

Other non-interest income increased $948,000, or 270.9%, to $1.3 million for the second quarter of 2023 from $350,000 in the second quarter of 2022 primarily reflecting increased prepayment fees on advisor financing loans.

Non-Interest Expense

Total non-interest expense was $49.9 million for the second quarter of 2023, an increase of $7.1 million, or 16.6%, compared to $42.8 million for the second quarter of 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and information technology (“IT”) due to increases in deposit transaction volume and the development of new products. The increase also reflected higher incentive and stock compensation expense and less expense deferral related to loan origination costs as a result of lower loan production.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended June 30,
	2023	2022	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$33,167	$25,999	$7,168	27.6%
Depreciation and amortization	681	744	(63)	(8.5)%
Rent and related occupancy cost	1,361	1,274	87	6.8%
Data processing expense	1,398	1,246	152	12.2%
Printing and supplies	128	102	26	25.5%
Audit expense	417	379	38	10.0%
Legal expense	949	1,474	(525)	(35.6)%
Legal settlement	—	1,152	(1,152)	(100.0)%
Amortization of intangible assets	100	100	—	—
FDIC insurance	472	673	(201)	(29.9)%
Software	4,317	4,165	152	3.6%
Insurance	1,308	1,314	(6)	(0.5)%
Telecom and IT network communications	363	377	(14)	(3.7)%
Consulting	642	260	382	146.9%
Writedowns and other losses on other real estate owned	165	—	165	100.0%
Other	4,475	3,586	889	24.8%
Total non-interest expense	$49,943	$42,845	$7,098	16.6%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $33.2 million for the second quarter of 2023, an increase of $7.2 million, or 27.6%, from $26.0 million for the second quarter of 2022.

•Depreciation and amortization expense decreased $63,000, or 8.5%, to $681,000 in the second quarter of 2023 from $744,000 in the second quarter of 2022.

•Rent and related occupancy cost increased $87,000, or 6.8%, to $1.4 million in the second quarter of 2023 from $1.3 million in the second quarter of 2022, reflecting increased IT-related equipment expense.

•Data processing expense increased $152,000, or 12.2%, to $1.4 million in the second quarter of 2023 from $1.2 million in the second quarter of 2022, reflecting higher transaction volume.

•Printing and supplies expense increased $26,000, or 25.5%, to $128,000 in the second quarter of 2023 from $102,000 in the second quarter of 2022.

•Audit expense increased $38,000, or 10.0%, to $417,000 in the second quarter of 2023 from $379,000 in the second quarter of 2022.

•Legal expense decreased $525,000, or 35.6%, to $949,000 in the second quarter of 2023 from $1.5 million in the second quarter of 2022 reflecting decreased legal costs related to the SEC matters discussed in “Note O — Commitments and Contingencies” to the consolidated financial statements in the Form 10-K for the year ended December 31, 2022.

•FDIC insurance expense decreased $201,000, or 29.9%, to $472,000 for the second quarter of 2023 from $673,000 in the second quarter of 2022, primarily as a result of a lower assessment rate. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $152,000, or 3.6%, to $4.3 million in the second quarter of 2023 from $4.2 million in the second quarter of 2022. The increase reflected higher expenditures for information technology infrastructure including those to service the payments business.

•Insurance expense decreased $6,000, or 0.5%, to $1.3 million in the second quarter of 2023 compared to $1.3 million in the second quarter of 2022.

•Telecom and IT network communications expense decreased $14,000, or 3.7%, to $363,000 in the second quarter of 2023 from $377,000 in the second quarter of 2022.

•Consulting expense increased $382,000, or 146.9%, to $642,000 in the second quarter of 2023 from $260,000 in the second quarter of 2022, reflecting the cost of an ACH risk assessment.

•The $165,000 of writedowns and other losses on OREO reflected the impact of a writedown to the proposed price for a pending property sale.

•Other non-interest expense increased $889,000, or 24.8%, to $4.5 million in the second quarter of 2023 from $3.6 million in the second quarter of 2022. The $889,000 increase primarily reflected the following increases: a. regulatory examination fees of $201,000, b. OREO expense of $290,000 and c. $76,000 in travel expenses, as travel increased post-pandemic.

Income Taxes

Income tax expense was $17.2 million for the second quarter of 2023 compared to $10.7 million in the second quarter of 2022. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 26.0% effective tax rate in 2023 and a 26.1% effective tax rate in 2022 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Comparison of first six months 2023 to first six months 2022

Net Income

Net income for the first six months of 2023 was $98.1 million, or $1.76 per diluted share, compared to $59.4 million, or $1.03 per diluted share, for the first six months of 2022. Income before income taxes was $131.1 million in the first six months of 2023 compared to $79.2 million in the first six months of 2022. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate changes.

Net Interest Income

Our net interest income for the first six months of 2023 increased $65.6 million, or 61.1%, to $173.0 million, from $107.4 million in the first six months of 2022. Our interest income for the first six months of 2023 increased to $248.5 million, an increase of $131.0 million, or 111.5%, from $117.5 million for the first six months of 2022. The increase in interest income resulted primarily from an increase in loan and securities yields resulting from Federal Reserve rate increases, and to a lesser extent, loan growth.

Our average loans and leases increased to $5.86 billion for the first six months of 2023 from $5.31 billion for the first six months of 2022, an increase of $554.9 million, or 10.5%. Related interest income increased $107.9 million on a tax equivalent basis. The increase in average loans reflected growth in investment advisor loans, small business, direct lease financing, and real estate bridge loans. In the first six months of 2023, net paydowns of SBLOC and IBLOC were experienced, which partially offset the impact of higher rates and loan growth in other categories. Continuing decreases in these balances will result in lower interest income, to the extent they are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are included in loans, net on the balance sheet and which are held at amortized cost.

Of the total $107.9 million increase in loan interest income on a tax equivalent basis, the largest increases were $40.0 million for SBLOC, IBLOC and investment advisor financing, $52.8 million for all real estate bridge loans, $5.9 million for leasing, and $8.4 million for SBA loans. Our average investment securities of $779.4 million for the first six months of 2023 decreased $133.2 million from $912.6 million for the first six months of 2022. Related tax equivalent interest income increased $8.9 million, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first six months of 2023 was 4.75% compared to 3.14% for the first six months of 2022, an increase of 161 basis points. While the yield on interest-earning assets increased 339 basis points, the cost of deposits and interest bearing liabilities increased 194 basis points, or a net change of 145 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve generally earn lower rates of interest than loans and securities. Average interest-earning deposits at the Federal Reserve Bank increased $24.0 million, or 3.9%, to $640.9 million in the first six months of 2023 from $616.9 million in the first six months of 2022. In the first six months of 2023, the average yield on our loans increased to 7.29% from 3.98% for the first six months of 2022, an increase of 331 basis points.

Yields on taxable investment securities in the first six months of 2023 increased to 4.94% compared to 2.27% for the first six months of 2022, an increase of 267 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,						Six months ended Juner 30,
	2023			2022			2022 vs 2021
	Average		Average	Average		Average
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,858,040	$213,503	7.29%	$5,302,850	$105,638	3.98%	$12,088	$95,777	$107,865
Leases-bank qualified(3)	3,582	169	9.44%	3,839	130	6.77%	(8)	47	39
Investment securities-taxable	776,089	19,173	4.94%	909,017	10,323	2.27%	(1,257)	10,107	8,850
Investment securities-nontaxable(3)	3,288	94	5.72%	3,559	62	3.48%	(4)	36	32
Interest-earning deposits at Federal Reserve Bank	640,864	15,582	4.86%	616,865	1,351	0.44%	55	14,176	14,231
Net interest-earning assets	7,281,863	248,521	6.83%	6,836,130	117,504	3.44%

Allowance for credit losses	(23,215)			(19,075)
Other assets	234,037			232,402
	$7,492,685			$7,049,457			10,874	120,143	131,017

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,401,678	$69,071	2.16%	$5,636,415	$5,796	0.21%	892	62,383	63,275
Savings and money market	105,105	1,947	3.70%	544,515	1,400	0.51%	(82)	629	547
Time	41,933	858	4.09%	—	—	—	858	—	858
Total deposits	6,548,716	71,876	2.20%	6,180,930	7,196	0.23%

Short-term borrowings	10,193	234	4.59%	6,104	32	1.05%	33	169	202
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	9,973	254	5.09%	—	—	—	254	—	254
Subordinated debt	13,401	532	7.94%	13,401	255	3.81%	—	277	277
Senior debt	97,985	2,559	5.22%	98,770	2,559	5.18%	—	—	—
Total deposits and liabilities	6,680,309	75,455	2.26%	6,299,246	10,042	0.32%

Other liabilities	90,777			95,716
Total liabilities	6,771,086			6,394,962			1,955	63,458	65,413

Shareholders' equity	721,599			654,495
	$7,492,685			$7,049,457

Net interest income on tax equivalent basis(3)		$173,066			$107,462		$8,919	$56,685	$65,604

Tax equivalent adjustment		55			40

Net interest income		$173,011			$107,422

Net interest margin(3)			4.75%			3.14%

(1)Interest on loans for 2023 and 2022 includes $20,000 and $481,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

For the first six months of 2023, average interest-earning assets increased to $7.28 billion, an increase of $445.7 million, or 6.5%, from $6.84 billion in the first six months of 2022. The increase reflected increased average balances of loans and leases of $554.9 million, or 10.5%, partially offset by decreased average investment securities of $133.2 million, or 14.6%. For those respective periods, average demand and interest checking deposits increased $765.3 million, or 13.6%. A $439.4 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups. Additionally in the first six months of 2023, average short-term borrowings increased $4.1 million and time deposits increased $41.9 million. The time deposits were short term and matured in the first quarter of 2023 and the borrowings mature on a daily basis.

Provision for Credit Losses

Our provision for credit losses was $2.3 million for the first six months of 2023 compared to $3.5 million for the first six months of 2022.

The ACL was $23.3 million, or 0.44% of total loans, at June 30, 2023, compared to $22.4 million, or 0.41% of total loans, at December 31, 2022. The higher ratio at June 30, 2023 reflected an increase in the ACL resulting from the impact of higher qualitative reserves, while total loans outstanding decreased between those dates. We believe that our ACL is adequate to cover expected losses. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $58.3 million in the first six months of 2023 compared to $56.5 million in the first six months of 2022. The $1.8 million, or 3.2%, increase between those respective periods reflected a decrease in net realized and unrealized gains on commercial loans, at fair value to $3.6 million from $10.5 million. The $6.9 million change reflected a decrease in income recognized when such loans are repaid, as a result of fewer repayments as that portfolio continues to run off. The $3.6 million was comprised of $5.0 million of non-SBA commercial real estate loan repayment related income, $1.3 million of fair value losses and $14,000 of hedge fair value adjustments.

Prepaid, debit card and related fees increased $6.8 million, or 17.6%, to $45.5 million for the first six months of 2023 compared to $38.7 million in the first six months of 2022. The first six months of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase also reflected higher transaction volume reflecting the impact of new clients and organic growth from existing clients. Related fees in this category include income related to the use of cash in ATMs for payroll cardholders. ACH, card and other payment processing fees increased $278,000, or 6.4%, to $4.6 million for the first six months of 2023 compared to $4.3 million in the first six months of 2022, reflecting an increase in rapid funds transfer volume.

Leasing related income increased $483,000, or 19.2%, to $3.0 million for the first six months of 2023 from $2.5 million for the first six months of 2022. The increase reflected higher volumes of vehicle sales.

Other non-interest income increased $1.1 million, or 235.7%, to $1.6 million for the first six months of 2023 from $470,000 in the first six months of 2022 primarily reflecting increased prepayment fees on advisor financing loans and SBL.

Non-Interest Expense

Total non-interest expense was $98.0 million for the first six months of 2023, an increase of $16.8 million, or 20.7%, compared to $81.2 million for the first six months of 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and IT due to increases in deposit transaction volume and the development of new products. The increase also reflected higher incentive and stock compensation expense and less expense deferral related to loan origination costs as a result of lower loan production.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the six months ended June 30,
	2023	2022	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$62,952	$49,847	$13,105	26.3%
Depreciation and amortization	1,402	1,539	(137)	(8.9)%
Rent and related occupancy cost	2,755	2,563	192	7.5%
Data processing expense	2,719	2,435	284	11.7%
Printing and supplies	273	188	85	45.2%
Audit expense	809	741	68	9.2%
Legal expense	1,907	2,268	(361)	(15.9)%
Legal settlement	—	1,152	(1,152)	(100.0)%
Amortization of intangible assets	199	199	—	—
FDIC insurance	1,427	1,647	(220)	(13.4)%
Software	8,554	8,029	525	6.5%
Insurance	2,614	2,378	236	9.9%
Telecom and IT network communications	739	751	(12)	(1.6)%
Consulting	964	563	401	71.2%
Writedowns and other losses on OREO	1,184	—	1,184	100.0%
Other	9,475	6,897	2,578	37.4%
Total non-interest expense	$97,973	$81,197	$16,776	20.7%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $63.0 million for the first six months of 2023, an increase of $13.1 million, or 26.3%, from $49.8 million for the first six months of 2022.

•Depreciation and amortization expense decreased $137,000, or 8.9%, to $1.4 million in the first six months of 2023 from $1.5 million in the first six months of 2022.

•Rent and related occupancy cost increased $192,000, or 7.5%, to $2.8 million in the first six months of 2023 from $2.6 million in the first six months of 2022, reflecting increased IT-related equipment expense.

•Data processing expense increased $284,000, or 11.7%, to $2.7 million in the first six months of 2023 from $2.4 million in the first six months of 2022, reflecting higher transaction volume.

•Printing and supplies expense increased $85,000, or 45.2%, to $273,000 in the first six months of 2023 from $188,000 in the first six months of 2022.

•Audit expense increased $68,000, or 9.2%, to $809,000 in the first six months of 2023 from $741,000 in the first six months of 2022.

•Legal expense decreased $361,000, or 15.9%, to $1.9 million in the first six months of 2023 from $2.3 million in the first six months of 2022 reflecting decreased legal costs related to the SEC matters discussed in “Note O — Commitments and Contingencies” to the consolidated financial statements in the Form 10-K for the year ended December 31, 2022.

•FDIC insurance expense decreased $220,000, or 13.4%, to $1.4 million for the first six months of 2023 from $1.6 million in the first six months of 2022, primarily as a result of a lower assessment rate. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $525,000 or 6.5%, to $8.6 million in the first six months of 2023 from $8.0 million in the first six months of 2022. The increase reflected higher expenditures for information technology infrastructure including those to service the payments business.

•Insurance expense increased $236,000 or 9.9%, to $2.6 million in the first six months of 2023 compared to $2.4 million in the first six months of 2022, reflecting higher rates, especially on cyber insurance.

•Telecom and IT network communications expense decreased $12,000, or 1.6%, to $739,000 in the first six months of 2023 from $751,000 in the first six months of 2022.

•Consulting expense increased $401,000, or 71.2%, to $964,000 in the first six months of 2023 from $563,000 in the first six months of 2022 reflecting the cost of an ACH risk assessment.

•The $1.2 million of writedowns and other losses on OREO resulted primarily from a pending sale of a movie theater property as described in “Note E — Loans” to the December 31, 2022 consolidated financial statements. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first six months of 2023.

•Other non-interest expense increased $2.6 million, or 37.4%, to $9.5 million in the first six months of 2023 from $6.9 million in the first six months of 2022. The $2.6 million increase primarily reflected the following increases: a. regulatory examination assessment fees of $677,000, b. OREO expense of $598,000 reflecting additional OREO properties and c. an increase of $229,000 in travel expenses, as travel increased post-pandemic.

Income Taxes

Income tax expense was $33.0 million for the first six months of 2023 compared to $19.9 million in the first six months of 2022. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 25.1% effective tax rate in 2023 and a 25.1% effective tax rate in 2022 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits increased by $223.6 million, or 3.6%, to $6.48 billion for the second quarter of 2023 compared to the second quarter of 2022. Federal Reserve average balances increased to $701.1 million in the second quarter 2023 from $545.0 million in the second quarter of 2022. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

One source of contingent liquidity is available-for-sale securities, which amounted to $776.4 million at June 30, 2023, compared to $766.0 million at December 31, 2022. The majority of these securities can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. Loan repayments, another source of funds, have historically been exceeded by disbursements associated with new loan originations, a use of funds. However, loan repayments during the second quarter of 2023 exceeded originations, and the excess of repayments over originations provided additional liquidity. As a result of such higher loan repayments, at June 30, 2023, outstanding loans amounted to $5.27 billion, compared to $5.49 billion at the prior year end, a decrease of $219.3 million. Commercial loans, at fair value, decreased to $396.6 million from $589.1 million between those respective dates, a decrease of $192.6 million, which also provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of June 30, 2023, an estimated $604.0 million of our total deposit accounts of $6.62 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $2.06 billion as of June 30, 2023 and was collateralized by loans. We have also pledged in excess of $1.10 billion of multi-family loans to the FHLB. As a result, we have approximately $752.4 million of availability on that line of credit which we can also access at any time. As of June 30, 2023, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Another source of contingent liquidity is available-for-sale securities, which amounted to $776.4 million at June 30, 2023, compared to $766.0 million at December 31, 2022. Approximately $350 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be immediately pledged as additional collateral. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of $13.4 million of debentures bearing interest at SOFR plus 3.51% and maturing in March 2038 (the “2038 Debentures”), and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of June 30, 2023, we had cash reserves of approximately $12.4 million at the holding company. During the second quarter of 2023, $25.0 million of common stock repurchases were funded by a dividend from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at June 30, 2023 were $874.1 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2023, purchases of $49.0 million of securities were partially offset by $39.9 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.86 billion and $1.98 billion as of June 30, 2023 and December 31, 2022, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2023, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2023
The Bancorp, Inc.	10.42%	14.97%	15.47%	14.97%
The Bancorp Bank, National Association	11.59%	16.67%	17.16%	16.67%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first two quarters of 2023. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors in the second quarter of 2022.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest bearing liabilities at June 30, 2023. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$230,625	$16,365	$15,074	$134,391	$126
Loans, net of deferred loan fees and costs	3,969,383	130,586	342,950	650,232	174,423
Investment securities	407,043	32,881	138,552	90,393	107,541
Interest earning deposits	874,050	—	—	—	—
Total interest earning assets	5,481,101	179,832	496,576	875,016	282,090

Interest bearing liabilities:
Transaction accounts as adjusted(1)	3,277,484	—	—	—	—
Savings and money market	68,084	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	95,682	—	—
Total interest bearing liabilities	3,359,011	—	95,682	—	—
Gap	$2,122,090	$179,832	$400,894	$875,016	$282,090
Cumulative gap	$2,122,090	$2,301,922	$2,702,816	$3,577,832	$3,859,922
Gap to assets ratio	28%	2%	6%	11%	4%
Cumulative gap to assets ratio	28%	30%	36%	47%	51%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at June 30, 2023. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels.

	Net portfolio value at		Net interest income
	June 30, 2023		June 30, 2023
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,236,081	7.42%	$407,213	12.40%
+100 basis points	1,193,622	3.73%	384,793	6.21%
Flat rate	1,150,671	—	362,305	—
-100 basis points	1,103,100	(4.13)%	339,555	(6.28)%
-200 basis points	1,051,925	(8.58)%	316,899	(12.53)%

Financial Condition

General. Our total assets at June 30, 2023 were $7.54 billion, of which our total loans were $5.27 billion, and our commercial loans, at fair value, were $396.6 million. At December 31, 2022, our total assets were $7.90 billion, of which our total loans were $5.49 billion, and our commercial loans, at fair value were $589.1 million. The decrease in assets reflected decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off, partially offset by increases in securities.

Interest-earning Deposits

At June 30, 2023, we had a total of $874.1 million of interest-earning deposits compared to $864.1 million at December 31, 2022, an increase of $9.9 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities increased to $776.4 million at June 30, 2023, an increase of $10.4 million, or 1.4%, from December 31, 2022.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the six months ended June 30, 2023 and 2022, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $20.2 million at June 30, 2023 and $12.6 million at December 31, 2022. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. Additionally, in the second quarter of 2023, we joined the FHLB of Des Moines, which required a $9.1 million purchase of stock. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At June 30, 2023 and December 31, 2022 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of June 30, 2023 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$8,834	2.58%	$16,770	4.92%	$9,692	3.86%	$35,296
Asset-backed securities	4,648	6.86%	—	—	159,420	6.93%	167,767	7.10%	331,835
Tax-exempt obligations of states and political subdivisions(1)	340	2.60%	2,824	2.81%	566	3.80%	1,414	3.90%	5,144
Taxable obligations of states and political subdivisions	5,430	2.92%	35,679	3.26%	1,152	4.33%	—	—	42,261
Residential mortgage-backed securities	—	—	44,759	2.67%	43,410	3.93%	79,270	3.43%	167,439
Collateralized mortgage obligation securities	—	—	5,769	2.65%	469	2.25%	31,549	4.00%	37,787
Commercial mortgage-backed securities	—	—	43,908	2.63%	28,956	3.48%	75,484	3.86%	148,348
Corporate debt securities	—	—	—	—	—	—	8,300	8.38%	8,300
Total	$10,418		$141,773		$250,743		$373,476		$776,410
Weighted average yield		4.67%		2.80%		5.85%		5.34%

(1)If adjusted to their taxable equivalents, yields would approximate 3.29%, 3.56%, 4.81%, and 4.94% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $396.6 million at June 30, 2023 from $589.1 million at December 31, 2022, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans decreased to $5.27 billion at June 30, 2023 from $5.49 billion at December 31, 2022.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2023	2022
SBL non-real estate	$117,621	$108,954
SBL commercial mortgage	515,008	474,496
SBL construction	32,471	30,864
SBLs	665,100	614,314
Direct lease financing	657,316	632,160
SBLOC / IBLOC(1)	1,883,607	2,332,469
Advisor financing(2)	173,376	172,468
Real estate bridge loans	1,826,227	1,669,031
Other loans(3)	55,644	61,679
	5,261,270	5,482,121
Unamortized loan fees and costs	6,304	4,732
Total loans, including unamortized loan fees and costs	$5,267,574	$5,486,853

	June 30,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,567 and $7,327
for June 30, 2023 and December 31, 2022, respectively	$673,667	$621,641
SBLs included in commercial loans, at fair value	134,131	146,717
Total SBLs(4)	$807,798	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2023 and December 31, 2022, IBLOC loans amounted to $806.1 million and $1.12 billion, respectively.

(2)In 2020, we began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value (“LTV”) ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $403,000 and $2.6 million at June 30, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of June 30, 2023 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$382,133
PPP loans(1)	3,838
Commercial mortgage SBA(2)	259,303
Construction SBA(3)	11,563
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	104,836
Non-SBA SBLs	35,631
Total principal	$797,304
Unamortized fees and costs	10,494
Total SBLs	$807,798

(1)Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2)Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which the Bank adheres.

(3)Includes $7.7 million in 504 Program first mortgages with an origination date LTV of 50-60% and $3.9 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(4)Includes the unguaranteed portion of 7(a) Program loans which are generally 70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of June 30, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels and motels	$73,913	$71	$19	$74,003	18%
Full-service restaurants	24,167	4,064	1,972	30,203	7%
Funeral homes and funeral services	27,175	—	46	27,221	7%
Car washes	17,053	1,818	104	18,975	5%
Child day care services	15,214	675	1,328	17,217	4%
Outpatient mental health and substance abuse centers	15,521	—	—	15,521	4%
Homes for the elderly	13,084	—	75	13,159	3%
Gasoline stations with convenience stores	12,476	—	147	12,623	3%
Offices of lawyers	9,306	—	—	9,306	2%
Fitness and recreational sports centers	7,629	—	1,668	9,297	2%
Lessors of other real estate property	8,358	—	580	8,938	2%
Limited-service restaurants	1,837	2,086	3,003	6,926	2%
General warehousing and storage	6,698	—	—	6,698	2%
Plumbing, heating, and air-conditioning companies	5,635	—	947	6,582	2%
Specialty trade contractors	4,659	—	547	5,206	1%
Lessors of residential buildings and dwellings	4,858	—	—	4,858	1%
Other miscellaneous durable goods merchant	4,813	—	—	4,813	1%
Technical and trade schools	—	4,759	—	4,759	1%
Packaged frozen food merchant wholesalers	4,755	—	—	4,755	1%
Amusement and recreation industries	4,204	44	277	4,525	1%
Offices of dentists	2,474	647	67	3,188	1%
Warehousing and storage	3,102	—	—	3,102	1%
Vocational rehabilitation services	3,090	—	—	3,090	1%
Miscellaneous wood product manufacturing	2,905	—	—	2,905	1%
Other(2)	88,269	1,371	23,823	113,463	27%
	$361,195	$15,535	$34,603	$411,333	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $105.9 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

(2)Loan types of less than $3.0 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of June 30, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$73,762	$4,064	$3,297	$81,123	20%
Florida	68,086	698	3,256	72,040	18%
North Carolina	33,123	7,063	1,633	41,819	10%
New York	26,337	71	3,127	29,535	7%
New Jersey	20,499	267	3,016	23,782	6%
Pennsylvania	20,750	—	429	21,179	5%
Georgia	15,804	—	1,484	17,288	4%
Illinois	14,292	—	1,219	15,511	4%
Texas	11,663	—	3,692	15,355	4%
Other States <$15 million	76,879	3,372	13,450	93,701	22%
	$361,195	$15,535	$34,603	$411,333	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $105.9 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of June 30, 2023 (in thousands):

Type(1)	State	SBL commercial mortgage
Mental health and substance abuse center	Florida	$9,996
Funeral homes and funeral services	Maine	9,127
Hotel	Florida	8,512
Lawyer's office	California	8,277
Hotel	North Carolina	6,745
General warehousing and storage	Pennsylvania	6,698
Hotel	Florida	5,795
Hotel	New York	5,755
Hotel	North Carolina	5,661
Mental health and substance abuse center	New Jersey	5,150
Total		$71,716

(1)The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of June 30, 2023 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)(1)	136	$1,826,227	71%	8.90%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)(1)	12	$215,627	76%	8.70%
Hospitality (hotels and lodging)	2	27,402	65%	9.10%
Retail	2	12,288	72%	7.30%
Other	2	9,838	73%	5.20%
	18	265,155	74%	8.55%
Fair value adjustment		(2,705)
Total non-SBA commercial real estate loans, at fair value		262,450
Total commercial real estate loans		$2,088,677	72%	8.87%

(1)In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so they are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of June 30, 2023 (dollars in thousands):

	Balance	Origination date LTV
Texas	$768,422	73%
Georgia	257,716	70%
Florida	219,789	70%
Ohio	90,968	69%
Tennessee	84,808	70%
Michigan	69,086	70%
Alabama	67,189	72%
Other States each <$65 million	530,699	73%
Total	$2,088,677	72%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of June 30, 2023 (dollars in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$42,931	72%
Texas	42,306	75%
Texas	39,400	75%
Tennessee	37,380	72%
Michigan	36,586	62%
Florida	33,348	72%
Texas	32,616	67%
Michigan	32,500	79%
Oklahoma	31,153	78%
Texas	30,946	62%
Indiana	30,403	76%
Ohio	29,150	74%
Georgia	28,771	69%
Texas	28,652	77%
New Jersey	27,973	77%
15 largest commercial real estate loans	$504,115	73%

The following table summarizes our institutional banking portfolio by type as of June 30, 2023 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,077,537	52%
IBLOC	806,070	39%
Advisor financing	173,376	9%
Total	$2,056,983	100%

For SBLOC, we generally lend up to 50% of the value of equities and 80% for investment grade securities. While the value of equities has fallen in excess of 30% in recent years, the reduction in collateral value of brokerage accounts collateralizing SBLOCs generally has been less. This is because many collateral accounts are “balanced” and accordingly, have a component of debt securities, which have either not decreased in value as much as equities, or in some cases may have increased in value. Further, many of these accounts have the benefit of professional investment advisors who provided some protection against market downturns, through diversification and other means. Additionally, borrowers often utilize only a portion of collateral value, which lowers the percentage of principal to the market value of collateral.

The following table summarizes our ten largest SBLOC loans as of June 30, 2023 (dollars in thousands):

	Principal amount	% Principal to collateral
	$18,000	41%
	15,705	62%
	14,428	35%
	9,465	32%
	9,376	64%
	9,034	44%
	8,483	70%
	7,906	73%
	6,232	29%
	6,205	51%
Total and weighted average	$104,834	49%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of June 30, 2023, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of June 30, 2023 (dollars in thousands):

	Principal balance(1)	% Total
Construction	$117,720	18%
Government agencies and public institutions(2)	82,402	13%
Waste management and remediation services	81,188	12%
Real estate and rental and leasing	70,724	11%
Retail trade	47,241	7%
Health care and social assistance	30,488	5%
Manufacturing	21,683	3%
Professional, scientific, and technical services	21,457	3%
Finance and insurance	17,507	3%
Wholesale trade	17,334	3%
Transportation and warehousing	12,246	2%
Educational services	9,337	1%
Mining, quarrying, and oil and gas extraction	8,063	1%
Other	119,926	18%
Total	$657,316	100%

(1)Of the total $657.3 million of direct lease financing, $579.2 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2)Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2023 (dollars in thousands):

	Principal balance	% Total
Florida	$92,760	14%
Utah	65,130	10%
California	60,606	9%
Pennsylvania	40,050	6%
New Jersey	39,126	6%
New York	33,422	5%
North Carolina	32,177	5%
Texas	30,108	5%
Maryland	28,765	4%
Connecticut	26,524	4%
Washington	16,019	2%
Idaho	15,535	2%
Georgia	14,426	2%
Iowa	13,435	2%
Ohio	12,210	2%
Other States	137,023	22%
Total	$657,316	100%

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

	June 30, 2023
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$5,331	$32,943	$125,382	$1,359	$165,015
SBL commercial mortgage	18,008	15,732	159,628	416,599	609,967
SBL construction	2,627	—	—	30,189	32,816
Leasing	127,115	508,838	21,363	—	657,316
SBLOC/IBLOC	1,883,607	—	—	—	1,883,607
Advisor financing	337	43,916	129,123	—	173,376
Real estate bridge lending	—	1,826,227	—	—	1,826,227
Other loans	24,506	4,233	7,527	17,115	53,381
Loans at fair value excluding SBL	226,117	36,333	—	—	262,450
	$2,287,648	$2,468,222	$443,023	$465,262	$5,664,155

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$3,838	$—	$—	$3,838
Leasing		508,838	21,363	—	530,201
Advisor financing		43,916	129,123	—	173,039
Other loans		3,657	412	17,115	21,184
Loans at fair value excluding SBL		36,333	—	—	36,333
Total loans at fixed rates		$596,582	$150,898	$17,115	$764,595

Variable rates
SBL non-real estate		$29,105	$125,382	$1,359	$155,846
SBL commercial mortgage		15,732	159,628	416,599	591,959
SBL construction		—	—	30,189	30,189
Real estate bridge lending		1,826,227	—	—	1,826,227
Other loans		576	7,115	—	7,691
Loans at fair value excluding SBL		—	—	—	—
Total at variable rates		$1,871,640	$292,125	$448,147	$2,611,912

Total		$2,468,222	$443,023	$465,262	$3,376,507

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

At June 30, 2023, the ACL amounted to $23.3 million, which represented a $910,000 increase compared to the $22.4 million ACL at December 31, 2022. The increase reflected migration to higher risk levels for qualitative factors which are considered in CECL methodology.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At June 30, 2023, in excess of 50% of the total continuing loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2023, approximately 45% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2023, approximately 49% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At June 30, 2023, approximately 98% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At June 30, 2023, approximately 72% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At June 30, 2023, approximately 41% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At June 30, 2023, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At June 30, 2023, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	June 30, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$148	$785	$336	$1,222	$2,491	$115,130	$117,621
SBL commercial mortgage	—	1	—	3,069	3,070	511,938	515,008
SBL construction	—	—	—	3,385	3,385	29,086	32,471
Direct lease financing	3,752	758	135	2,387	7,032	650,284	657,316
SBLOC / IBLOC	20,447	2,812	75	—	23,334	1,860,273	1,883,607
Advisor financing	—	—	—	—	—	173,376	173,376
Real estate bridge loans	—	—	—	—	—	1,826,227	1,826,227
Other loans	41	18	17	3,964	4,040	51,604	55,644
Unamortized loan fees and costs	—	—	—	—	—	6,304	6,304
	$24,388	$4,374	$563	$14,027	$43,352	$5,224,222	$5,267,574

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended		For the year ended
	or as of June 30,		or as of December 31,
	2023	2022	2022
Ratio of:
ACL to total loans	0.44%	0.40%	0.41%
ACL to non-performing loans(1)	159.59%	223.34%	123.40%
Non-performing loans to total loans(1)	0.28%	0.18%	0.33%
Non-performing assets to total assets(1)	0.47%	0.39%	0.50%
Net charge-offs to average loans	0.03%	0.02%	0.03%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.44% as of June 30, 2023 from 0.40% at June 30, 2022. The increase resulted from an increase in loans which was proportionately less than the increase in the ACL. The increase reflected migration to higher risk levels for qualitative factors which are considered in CECL methodology and higher reserves on specific distressed credits.

The ratio of the ACL to non-performing loans decreased to 159.59% at June 30, 2023, from 223.34% at June 30, 2022, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, the ratio of non-performing loans to total loans also increased to 0.28% at June 30, 2023 from 0.18% at June 30, 2022.

The ratio of non-performing assets to total assets increased to 0.47% at June 30, 2023 from 0.39% at June 30, 2022, again reflecting the increase in non-performing loans as OREO also increased. The higher non-performing assets total at June 30, 2023 included OREO of $3.9 million for a movie theater property as described in Note E — Loans to the consolidated financial statements in the 2022 Form 10-K.

The ratio of net charge-offs to average loans was 0.03% for the six months ended June 30, 2023 and 0.02% for the six months ended June 30, 2022. While net charge-offs increased between those periods, increases in average loans partially offset the impact of such increases.

Net Charge-offs

Net charge-offs were $1.7 million for the six months ended June 30, 2023, an increase of $799,000 from net charge-offs of $917,000 during the six months ended June 30, 2022. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

	June 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$871	$—	$—	$1,439	$—	$—	$—	$3
Recoveries	(298)	(75)	—	(175)	—	—	—	(49)
Net charge-offs	$573	$(75)	$—	$1,264	$—	$—	$—	$(46)

Average loan balance	$113,636	$494,101	$32,150	$647,339	$2,089,842	$178,423	$1,749,194	$59,178
Ratio of net charge-offs during the period to average loans during the period	0.50%	—	—	0.20%	—	—	—	—

	June 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$844	$—	$—	$199	$—	$—	$—	$—
Recoveries	(33)	—	—	(93)	—	—	—	—
Net charge-offs	$811	$—	$—	$106	$—	$—	$—	$—

Average loan balance	$127,654	$390,650	$28,558	$550,905	$2,090,357	$139,155	$844,018	$43,208
Ratio of net charge-offs during the period to average loans during the period	0.64%	—	—	0.02%	—	—	—	—

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $21.0 million of OREO at June 30, 2023 and $21.2 million of OREO at December 31, 2022. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,222	$1,249
SBL commercial mortgage	3,069	1,423
SBL construction	3,385	3,386
Direct leasing	2,387	3,550
Legacy commercial real estate and Other loans	3,964	692
Consumer - home equity	—	56
Total non-accrual loans	14,027	10,356

Loans past due 90 days or more and still accruing	563	7,775
Total non-performing loans	14,590	18,131
OREO	20,952	21,210
Total non-performing assets	$35,542	$39,341

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in “Note 6. Loans“ to the unaudited consolidated financial statements herein. Modifications made after January 1, 2023 will be reported under the new loan modification guidance. As of June 30, 2023, there was one modified loan reportable under the new guidance, with a balance of $180,000, which had a $2,200 reduction in monthly payment for 6 months.

We had no commitments to extend additional credit to loans classified as either modified or troubled debt restructurings as of June 30, 2023 or December 31, 2022.

The following table provides information about credit deteriorated loans at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$458	$2,546	$—	$319	$—
SBL commercial mortgage	966	966	—	521	—
Direct lease financing	53	53	—	35	—
Legacy commercial real estate	3,552	3,552	—	3,552	—
Consumer - home equity	234	234	—	272	5
With an ACL recorded
SBL non-real estate	848	848	(589)	914	1
SBL commercial mortgage	2,103	2,103	(494)	2,006	—
SBL construction	3,385	3,385	(44)	3,386	—
Direct lease financing	2,334	3,146	(1,254)	2,404	—
Other loans	412	412	(11)	551	—
Total
SBL non-real estate	1,306	3,394	(589)	1,233	1
SBL commercial mortgage	3,069	3,069	(494)	2,527	—
SBL construction	3,385	3,385	(44)	3,386	—
Direct lease financing	2,387	3,199	(1,254)	2,439	—
Legacy commercial real estate and Other loans	3,964	3,964	(11)	4,103	—
Consumer - home equity	234	234	—	272	5
	$14,345	$17,245	$(2,392)	$13,960	$6

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

We had $14.0 million of non-accrual loans at June 30, 2023, compared to $10.4 million of non-accrual loans at December 31, 2022. The $3.6 million increase in non-accrual loans was primarily due to $8.6 million of loans placed on non-accrual status, partially offset by $3.0 million transferred to repossessed vehicle inventory, $1.2 million of charge-offs, and $679,000 of payments. Loans past due 90 days or more still accruing interest amounted to $563,000  at June 30, 2023 and $7.8 million at December 31, 2022. The $7.2 million decrease reflected $1.6 million of additions partially offset by $4.2 million of loan payments, $3.6 million transferred to non-accrual loans $737,000 transferred to OREO, and $207,000 of charge-offs.

We had $21.0 million of OREO at June 30, 2023 and $21.2 million of OREO at December 31, 2022. The change in balance reflected $737,000 transferred from loans past due 90 days or more still accruing interest, and $1.0 million of charge-offs. The balance at both dates included $15 million for a Florida mall property, for which a developer, who is working to develop the property, has made a deposit. The property was reappraised in May 2023 and the appraised value continues to exceed the $15 million carrying value.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2023 and December 31, 2022, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $26.4 million at June 30, 2023, compared to $18.4 million at December 31, 2022. The increase reflected the acquisition of equipment for a new data center and the buildout of the newly leased space for the relocation of the Sioux Falls, South Dakota.

Other assets

Other assets amounted to $122.4 million at June 30, 2023 compared to $89.2 million at December 31, 2022. The higher balance reflected a $14.8 million loan payoff, made prior to quarter end, for which the funds were received from the loan servicer after quarter-end.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid and debit card and other payments related deposit accounts. One of our strategic focuses is growing these accounts through affinity groups. At June 30, 2023, we had total deposits of $6.62 billion compared to $7.03 billion at December 31, 2022, a decrease of $407.1 million, or 5.8%. The change reflected a $330.0 million decrease in short-term time deposits which matured in the first quarter of 2023.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,401,678	2.16%	$5,670,818	0.70%
Savings and money market	105,105	3.70%	510,370	1.67%
Time	41,933	4.09%	86,907	3.15%
Total deposits	$6,548,716	2.20%	$6,268,095	0.82%

(1)Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were no borrowings on either line at June 30, 2023 or December 31, 2022. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended June 30, 2023	—	N/A
Average during the year	10,193	60,312
Maximum month-end balance	450,000	495,000
Weighted average rate during the period	4.59%	2.55%
Rate at period end	—	—

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

Borrowings

At June 30, 2023, we had other long-term borrowings of $9.9 million compared to $10.0 million at December 31, 2022. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $51.6 million at June 30, 2023, compared to $56.3 million at December 31, 2022.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended June 30, 2023 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2022 Form 10-K.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
April 1, 2023 - April 30, 2023	319,112	$27.48	319,112	$66,232
May 1, 2023 - May 31, 2023	339,250	30.50	339,250	55,885
June 1, 2023 - June 30, 2023	170,365	34.55	170,365	50,000
Total	828,727	30.17	828,727	50,000

(1)During the second quarter of 2023, all shares of common stock were repurchased pursuant to the 2023 Repurchase Program, which was approved by the Board on October 26, 2022 and publicly announced on October 27, 2022. Under the 2023 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $25.0 million per quarter, for a maximum amount of $100.0 million in 2023. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

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

10

THE BANCORP, INC.
(Registrant)

August 9, 2023	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 9, 2023	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary