Form 10-Q
period 2023-09-30
Bancorp, Inc.
filed 2023-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of October 27, 2023, there were 53,655,734 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
(in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$4,881	$24,063
Interest-earning deposits at Federal Reserve Bank	898,533	864,126
Total cash and cash equivalents	903,414	888,189

Investment securities, available-for-sale, at fair value	756,636	766,016
Commercial loans, at fair value	379,603	589,143
Loans, net of deferred loan fees and costs	5,198,972	5,486,853
Allowance for credit losses	(24,145)	(22,374)
Loans, net	5,174,827	5,464,479
Federal Home Loan Bank, Atlantic Central Bankers Bank, and Federal Reserve Bank stock	20,157	12,629
Premises and equipment, net	28,978	18,401
Accrued interest receivable	34,159	32,005
Intangible assets, net	1,751	2,049
Other real estate owned	18,756	21,210
Deferred tax asset, net	20,379	19,703
Other assets	127,107	89,176
Total assets	$7,465,767	$7,903,000

LIABILITIES
Deposits
Demand and interest checking	$6,455,043	$6,559,617
Savings and money market	49,428	140,496
Time deposits, $100,000 and over	—	330,000
Total deposits	6,504,471	7,030,113

Securities sold under agreements to repurchase	42	42
Senior debt	95,771	99,050
Subordinated debentures	13,401	13,401
Other long-term borrowings	9,861	10,028
Other liabilities	68,533	56,335
Total liabilities	6,692,079	7,208,969

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 53,867,129 and 55,689,627
shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	53,867	55,690
Additional paid-in capital	234,320	299,279
Retained earnings	517,587	369,319
Accumulated other comprehensive loss	(32,086)	(30,257)
Total shareholders' equity	773,688	694,031

Total liabilities and shareholders' equity	$7,465,767	$7,903,000

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$110,592	$75,579	$324,229	$181,320
Investment securities:
Taxable interest	9,647	6,792	28,820	17,115
Tax-exempt interest	40	25	114	74
Interest-earning deposits	8,689	1,525	24,271	2,876
	128,968	83,921	377,434	201,385
Interest expense
Deposits	38,431	16,065	110,307	23,261
Short-term borrowings	—	1,235	234	1,267
Long-term borrowings	128	506	382	506
Senior debt	1,234	1,279	3,793	3,838
Subordinated debentures	293	177	825	432
	40,086	19,262	115,541	29,304
Net interest income	88,882	64,659	261,893	172,081
Provision for credit losses	1,752	822	4,016	4,331
Net interest income after provision for credit losses	87,130	63,837	257,877	167,750

Non-interest income
ACH, card and other payment processing fees	2,553	2,230	7,153	6,552
Prepaid, debit card and related fees	21,513	19,175	67,013	57,865
Net realized and unrealized gains
on commercial loans, at fair value	525	745	4,171	11,262
Leasing related income	1,767	1,048	4,768	3,566
Other	422	228	2,000	698
Total non-interest income	26,780	23,426	85,105	79,943

Non-interest expense
Salaries and employee benefits	30,475	28,001	93,427	77,848
Depreciation and amortization	644	685	2,046	2,224
Rent and related occupancy cost	1,510	1,268	4,265	3,831
Data processing expense	1,404	1,292	4,123	3,727
Printing and supplies	82	154	355	342
Audit expense	446	366	1,255	1,107
Legal expense	1,203	907	3,110	3,175
Legal settlement	—	—	—	1,152
Civil money penalty	—	1,750	—	1,750
Amortization of intangible assets	99	99	298	298
FDIC insurance	806	679	2,233	2,326
Software	4,427	4,001	12,981	12,030
Insurance	1,321	1,314	3,935	3,692
Telecom and IT network communications	305	368	1,044	1,119
Consulting	448	339	1,412	902
Writedowns and other losses on other real estate owned	131	—	1,315	—
Other	4,158	3,607	13,633	10,504
Total non-interest expense	47,459	44,830	145,432	126,027
Income before income taxes	66,451	42,433	197,550	121,666
Income tax expense	16,314	11,829	49,282	31,694
Net income	$50,137	$30,604	$148,268	$89,972

Net income per share - basic	$0.93	$0.54	$2.70	$1.58

Net income per share - diluted	$0.92	$0.54	$2.68	$1.56

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)

Net income	$50,137	$30,604	$148,268	$89,972
Other comprehensive loss, net of reclassifications into net income:

Other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(4,310)	(14,431)	(2,510)	(53,982)
Reclassification adjustments for losses included in income	—	—	4	6
Other comprehensive loss	(4,310)	(14,431)	(2,506)	(53,976)

Income tax benefit related to items of other comprehensive loss
Securities available-for-sale:
Change in net unrealized losses during the period	(1,164)	(3,897)	(678)	(14,576)
Reclassification adjustments for losses included in income	—	—	1	2
Income tax benefit related to items of other comprehensive loss	(1,164)	(3,897)	(677)	(14,574)

Other comprehensive loss, net of tax and reclassifications into net income	(3,146)	(10,534)	(1,829)	(39,402)
Comprehensive income	$46,991	$20,070	$146,439	$50,570

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2023
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2023	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	49,122	—	49,122
Common stock issued from option exercises,
net of tax benefits	13,158	13	92	—	—	105
Common stock issued from restricted units,
net of tax benefits	405,286	405	(405)	—	—	—
Stock-based compensation	—	—	3,169	—	—	3,169
Common stock repurchases and excise tax	(778,442)	(778)	(24,321)	—	—	(25,099)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,820	3,820
Balance at March 31, 2023	55,329,629	$55,330	$277,814	$418,441	$(26,437)	$725,148

Net income	—	$—	$—	$49,009	$—	$49,009
Common stock issued from restricted units,
net of tax benefits	41,382	41	(41)	—	—	—
Stock-based compensation	—	—	2,750	—	—	2,750
Common stock repurchases and excise tax	(828,727)	(829)	(24,408)	—	—	(25,237)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(2,503)	(2,503)
Balance at June 30, 2023	54,542,284	$54,542	$256,115	$467,450	$(28,940)	$749,167

Net income	—	$—	$—	$50,137	$—	$50,137
Common stock issued from restricted units,
net of tax benefits	—	10	(10)	—	—	—
Stock-based compensation	10,323	—	2,775	—	—	2,775
Common stock repurchases	(685,478)	(685)	(24,560)	—	—	(25,245)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,146)	(3,146)
Balance at September 30, 2023	53,867,129	$53,867	$234,320	$517,587	$(32,086)	$773,688

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2022
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	income (loss)	Total

Balance at January 1, 2022	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	28,966	—	28,966
Common stock issued from option exercises,
net of tax benefits	27,818	27	57	—	—	84
Common stock issued from restricted units,
net of tax benefits	284,040	284	(284)	—	—	—
Stock-based compensation	—	—	1,618	—	—	1,618
Common stock repurchases	(527,393)	(527)	(14,473)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(15,827)	(15,827)
Balance at March 31, 2022	57,155,028	$57,155	$336,604	$268,072	$(9,536)	$652,295

Net income	—	$—	$—	$30,402	$—	$30,402
Common stock issued from option exercises,
net of tax benefits	7,500	7	71	—	—	78
Common stock issued from restricted units,
net of tax benefits	280,892	281	(281)	—	—	—
Stock-based compensation	—	—	1,802	—	—	1,802
Common stock repurchases	(577,926)	(578)	(14,422)	—	—	(15,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(13,041)	(13,041)
Balance at June 30, 2022	56,865,494	$56,865	$323,774	$298,474	$(22,577)	$656,536

Net income	$—	$—	$—	$30,604	$—	$30,604
Stock-based compensation	—	—	2,131	—	—	2,131
Common stock repurchases	(663,934)	(663)	(14,336)	—	—	(14,999)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(10,534)	(10,534)
Balance at September 30, 2022	56,201,560	$56,202	$311,569	$329,078	$(33,111)	$663,738

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2023	2022
	(Dollars in thousands)
Operating activities
Net income	$148,268	$89,972
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,344	2,522
Provision for credit losses	4,016	4,331
Net amortization of investment securities discounts/premiums	703	1,356
Stock-based compensation expense	8,694	5,551
Gain on commercial loans, at fair value	(5,852)	(15,034)
Writedown of other real estate owned	1,147	—
Change in fair value of commercial loans, at fair value	1,700	5,278
Change in fair value of derivatives	(19)	(1,505)
Loss on sales of investment securities	4	6
Increase in accrued interest receivable	(2,154)	(7,635)
Increase in other assets	(45,102)	(5,563)
Increase (decrease) in other liabilities	11,616	(10,971)
Net cash provided by operating activities	125,365	68,308

Investing activities
Purchase of investment securities available-for-sale	(48,989)	(19,321)
Proceeds from redemptions and prepayments of securities available-for-sale	55,151	127,374
Proceeds from sale of other real estate owned	2,044	—
Sale of repossessed assets	6,671	852
Net decrease (increase) in loans	278,373	(1,459,304)
Commercial loans, at fair value drawn during the period	(105,192)	(36,877)
Payments on commercial loans, at fair value	317,980	554,836
Purchases of premises and equipment	(12,369)	(4,495)
Net cash provided by (used in) investing activities	493,669	(836,935)

Financing activities
Net (decrease) increase in deposits	(525,642)	934,392
Redemption of senior debt	(3,273)	—
Proceeds from the issuance of common stock	105	162
Repurchases of common stock and excise tax	(74,999)	(44,999)
Net cash (used in) provided by financing activities	(603,809)	889,555

Net increase in cash and cash equivalents	15,225	120,928

Cash and cash equivalents, beginning of period	888,189	601,784

Cash and cash equivalents, end of period	$903,414	$722,712

Supplemental disclosure:
Interest paid	$117,473	$30,079
Taxes paid	$67,985	$30,168
Non-cash investing and financing activities
Transfer of loans from discontinued operations	$—	$61,580
Transfer of real estate owned from discontinued operations	$—	$17,343
Leased vehicles transferred to repossessed assets	$7,009	$830

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the nine month period ended September 30, 2023 may not necessarily be indicative of the results of operations for the full year ending December 31, 2023.

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

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Based Compensation (“ASC 718”). The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2023, the Company had two active stock-based compensation plans.

During the nine months ended September 30, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. During the nine months ended September 30, 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. There were 13,158 common stock options exercised in the nine month period ended September 30, 2023. There were 35,318 common stock options exercised in the nine month period ended September 30, 2022.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2023	580,104	$13.25	7.48	$8,968,660
Granted	57,573	35.17	9.37	—
Exercised	(13,158)	10.45	—	278,450
Expired	—	—	—	—
Forfeited	(1,842)	—	—	—
Outstanding at September 30, 2023	622,677	$15.35	7.15	$11,964,147
Exercisable at September 30, 2023	365,104	$10.41	6.63	$8,793,897

The Company granted 547,556 restricted stock units (“RSUs”) in the first nine months of 2023, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in the first nine months of 2023 had a weighted average fair value of $35.00 per unit. During the nine months ended September 30, 2022, the Company granted 260,693 RSUs, of which 219,311 have a vesting period of three years and 41,382 have a vesting period of one year. At issuance, the 260,693 RSUs granted in the first nine months of 2022 had a weighted average fair value of $28.61 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2023	671,696	$17.78	1.00
Granted	547,556	35.00	2.26
Vested	(456,991)	13.80	—
Forfeited	(2,511)	32.64	—
Outstanding at September 30, 2023	759,750	$32.54	1.91

As of September 30, 2023, there was a total of $19.4 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. Related compensation expense for the three months ended September 30, 2023 and 2022 was $2.8 million and $2.1 million, respectively. Related compensation expense for the nine months ended September 30, 2023 and 2022 was $8.7 million and $5.6 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2023 and 2022 was $6.4 million and $6.0 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $16.8 million and $14.7 million, respectively.

For the periods ended September 30, 2023 and 2022, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2023	2022
Risk-free interest rate	3.67%	1.94%
Expected dividend yield	—	—
Expected volatility	45.21%	45.10%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock based compensation expense for the period ended September 30, 2023 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$50,137	54,175,184	$0.93
Effect of dilutive securities
Common stock options and RSUs	—	563,426	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$50,137	54,738,610	$0.92

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2023, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$148,268	54,828,547	$2.70
Effect of dilutive securities
Common stock options and RSUs	—	507,807	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$148,268	55,336,354	$2.68

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2023, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	September 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$30,604	56,429,425	$0.54
Effect of dilutive securities
Common stock options and RSUs	—	578,799	—
Diluted earnings per share
Net earnings available to common shareholders	$30,604	57,008,224	$0.54

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at September 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$89,972	56,782,524	$1.58
Effect of dilutive securities
Common stock options and RSUs	—	728,462	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$89,972	57,510,986	$1.56

Stock options for 407,604 shares, exercisable at prices between $6.87 and $10.45 per share, were outstanding at September 30, 2022, and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 200,000 shares were anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

Available-for-sale	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$35,698	$6	$(2,677)	$33,027
Asset-backed securities(1)	334,517	—	(3,019)	331,498
Tax-exempt obligations of states and political subdivisions	4,860	—	(227)	4,633
Taxable obligations of states and political subdivisions	43,351	10	(1,644)	41,717
Residential mortgage-backed securities	175,122	85	(15,166)	160,041
Collateralized mortgage obligation securities	37,709	—	(2,117)	35,592
Commercial mortgage-backed securities	158,810	—	(14,962)	143,848
Corporate debt securities	10,000	—	(3,720)	6,280
	$800,067	$101	$(43,532)	$756,636

	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,581	$—	$(53)	$6,528
Collateralized loan obligation securities	327,936	—	(2,966)	324,970
	$334,517	$—	$(3,019)	$331,498

Available-for-sale	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,859	$17	$(1,495)	$28,381
Asset-backed securities(1)	343,885	—	(9,876)	334,009
Tax-exempt obligations of states and political subdivisions	3,560	—	(61)	3,499
Taxable obligations of states and political subdivisions	45,668	52	(1,709)	44,011
Residential mortgage-backed securities	150,135	148	(10,463)	139,820
Collateralized mortgage obligation securities	43,858	—	(2,075)	41,783
Commercial mortgage-backed securities	179,977	—	(13,164)	166,813
Corporate debt securities	10,000	—	(2,300)	7,700
	$806,942	$217	$(41,143)	$766,016

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$8,488	$—	$(144)	$8,344
Collateralized loan obligation securities	335,397	—	(9,732)	325,665
	$343,885	$—	$(9,876)	$334,009

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $20.2 million at September 30, 2023 and $12.6 million at December 31, 2022. At each of those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of

Federal Reserve Bank stock in September 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at September 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$24,466	$23,993
Due after one year through five years	132,922	126,149
Due after five years through ten years	297,513	287,643
Due after ten years	345,166	318,851
	$800,067	$756,636

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged against that line at September 30, 2023 and December 31, 2022. There were no gross realized gains on sales of securities for the nine months ended September 30, 2023 and the year ended December 31, 2022. Realized losses on securities sales were $4,000 and $6,000, respectively, for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2023 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	15	$14,220	$(1,007)	$17,551	$(1,670)	$31,771	$(2,677)
Asset-backed securities	55	—	—	331,498	(3,019)	331,498	(3,019)
Tax-exempt obligations of states and
political subdivisions	6	2,831	(134)	1,802	(93)	4,633	(227)
Taxable obligations of states and
political subdivisions	25	—	—	38,957	(1,644)	38,957	(1,644)
Residential mortgage-backed securities	138	34,735	(2,888)	116,171	(12,278)	150,906	(15,166)
Collateralized mortgage obligation securities	21	—	—	35,592	(2,117)	35,592	(2,117)
Commercial mortgage-backed securities	40	—	—	143,848	(14,962)	143,848	(14,962)
Corporate debt securities	1	—	—	6,280	(3,720)	6,280	(3,720)
Total unrealized loss position
investment securities	301	$51,786	$(4,029)	$691,699	$(39,503)	$743,485	$(43,532)

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

The Company owns one single issuer trust preferred security, which was purchased in 2006. The security is not rated by any bond rating service. At September 30, 2023, this security had a book value of $10.0 million and a fair value of $6.3 million. This security is presented in the corporate debt securities classification in the tables above. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Company was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Company has requested additional updated financial information from the aggregator to permit a more accurate valuation of the security subsequent to the interest deferral. The aggregator has indicated that it is attempting to identify all holders of the security and that it intends to provide such financial information concurrently to all holders. The Company has placed the security in non-accrual status and will evaluate the security for potential loss in the fourth quarter of 2023, when the aggregator indicated that the financial information would be distributed. While the security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. Further, depending upon the financial information provided by the aggregator, a loss of up to the full amount of principal, or $10.0 million, may be recognized in the fourth quarter of 2023. In 2023, $197,000 of accrued interest income was reversed on this security when it was placed in non-accrual status, and $210,000 of additional interest would have been earned had the security continued to accrue interest.

The Company has evaluated the securities in the above tables as of September 30, 2023 and has concluded that none of these securities required an allowance for credit losses (“ACL”). The Company previously evaluated the securities in the above tables as of December 31, 2022 and concluded that none of these securities required an ACL. The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The Company’s unrealized loss for corporate debt securities, resulted from one single issuer trust preferred security as described above, and is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.

Note 6. Loans

The Company has several lending lines of business including: small business loans (“SBLs”), comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet and currently intends to continue to do so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At September 30, 2023, such loans comprised $253.1 million of the $379.6 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $379.6 million commercial loans at fair value was $381.9 million. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the estimated fair value of such loans. For the nine months ended September 30, 2023, related net unrealized losses recognized for changes in fair value were $1.7 million, $365,000 of which reflected losses attributable to credit weaknesses. For the nine months ended September 30, 2022, net unrealized losses recognized for such changes in fair value were $5.3 million, which reflected $6.4 million of loss attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At September 30, 2023, $2.55 billion of loans were pledged to the Federal Reserve Bank and $1.10 billion of loans were pledged to the FHLB. There were no balances against these lines at September 30, 2023.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2. As of September 30, 2023, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $3.3 million. A total of $15.9 million plus trustee fees, late charges and unpaid interest is required to repay the Bank tranche. The collateral remaining to repay the $15.9 million consists of a suburban office building in New Jersey and a retail facility in Missouri, the combined most recent appraisals for which total $33.0 million. The excess of the $33.0 million appraised value over the $15.9 million provides repayment protection for the Bank-owned tranche. Efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. A 2023 broker’s opinion of the property’s liquidation value was $20.9 million versus a loan balance of $24.5 million. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is held as real estate owned by the trust and is also not yet stabilized, and the special servicer expects to market the property for liquidation. The March 9, 2023 appraised value of the property was $12.1 million versus a loan balance of $16.3 million. Since borrowers are no longer making payments, accrued interest and the Bank’s remaining $12.6 million of principal are not expected to be repaid until collateral liquidation.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	September 30,	December 31,
	2023	2022
SBL non-real estate	$130,579	$108,954
SBL commercial mortgage	547,107	474,496
SBL construction	19,204	30,864
SBLs	696,890	614,314
Direct lease financing	670,208	632,160
SBLOC / IBLOC(1)	1,720,513	2,332,469
Advisor financing(2)	199,442	172,468
Real estate bridge loans	1,848,224	1,669,031
Other loans(3)	55,800	61,679
	5,191,077	5,482,121
Unamortized loan fees and costs	7,895	4,732
Total loans, including unamortized loan fees and costs	$5,198,972	$5,486,853

	September 30,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,900 and $7,327
for September 30, 2023 and December 31, 2022, respectively	$705,790	$621,641
SBLs included in commercial loans, at fair value	126,543	146,717
Total SBLs(4)	$832,333	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At September 30, 2023 and December 31, 2022, IBLOC loans amounted to $712.6 million and $1.12 billion, respectively.

(2)In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70% of the business enterprise value based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $215,000 and $2.6 million at September 30, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table provides information about loans individually evaluated for credit loss at September 30, 2023 and December 31, 2022 (in thousands). Legacy commercial real estate is comprised of commercial loans made by the Philadelphia commercial loan division which was discontinued.

	September 30, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$419	$1,895	$—	$344	$—
SBL commercial mortgage	2,034	2,034	—	899	—
Direct lease financing	115	285	—	55	—
Legacy commercial real estate	—	—	—	2,664	—
Consumer - home equity	231	231	—	262	7
With an ACL recorded
SBL non-real estate	918	918	(566)	915	2
SBL commercial mortgage	911	911	(419)	1,732	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,236	3,236	(774)	2,612	—
IBLOC	475	475	(17)	119	—
Legacy commercial real estate and Other loans	3,688	3,688	(11)	1,336	—
Total
SBL non-real estate	1,337	2,813	(566)	1,259	2
SBL commercial mortgage	2,945	2,945	(419)	2,631	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,351	3,521	(774)	2,667	—
IBLOC	475	475	(17)	119	—
Legacy commercial real estate and Other loans	3,688	3,688	(11)	4,000	—
Consumer - home equity	231	231	—	262	7
	$15,412	$17,058	$(1,831)	$14,323	$9

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

The loan review department recommends non-accrual status for loans to the surveillance committee, in those situations where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated

(in thousands):

	September 30, 2023			December 31, 2022
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$837	$419	$1,256	$1,249
SBL commercial mortgage	911	2,034	2,945	1,423
SBL construction	3,385	—	3,385	3,386
Direct leasing	3,236	115	3,351	3,550
IBLOC	475	—	475	—
Consumer - home equity	—	—	—	56
Legacy commercial real estate and Other loans	3,688	—	3,688	692
	$12,532	$2,568	$15,100	$10,356

The Company had $18.8 million of other real estate owned (“OREO”) at September 30, 2023 and $21.2 million of OREO at December 31, 2022. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,256	$1,249
SBL commercial mortgage	2,945	1,423
SBL construction	3,385	3,386
Direct leasing	3,351	3,550
IBLOC	475	—
Legacy commercial real estate and Other loans	3,688	692
Consumer - home equity	—	56
Total non-accrual loans	15,100	10,356

Loans past due 90 days or more and still accruing	677	7,775
Total non-performing loans	15,777	18,131
OREO	18,756	21,210
Total non-performing assets	$34,533	$39,341

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2023 and 2022, was $621,000 and $133,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $10,000 of SBL non-real estate, $13,000 of IBLOC, and $71,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the nine months ended September 30, 2022, $139,000 of SBL commercial real estate and $69,000 of SBL non-real estate was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material during either the nine months ended September 30, 2023 or 2022.

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in the following tables and loans with modifications made after January 1, 2023 will be reported under the new loan modification guidance. As of September 30, 2023, loans modified and related information are as follows (dollars in thousands):

September 30, 2023
	Interest rate reduction	Term extension	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Payment delay and term extension	Payment delay, term extension and interest rate reduction	Percent of total class of financing receivable
SBL non-real estate	$—	$—	$156	$—	$—	$—	—
Direct lease financing	—	—	—	—	—	—	—
SBL commercial mortgage	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—	—
Total	$—	$—	$156	$—	$—	$—	—

The following table shows an analysis of loans that were modified during the twelve months prior to September 30, 2023 presented by loan classification (dollars in thousands):

Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
SBL commercial mortgage	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$156	$156

There was one modified loan in the table above, for $156,000, which had a $2,200 reduction in monthly payment for six months, which constituted the average reduction.

Under previous accounting guidance, which was effective through December 31, 2022, the Company’s loans that were modified as of September 30, 2023 and December 31, 2022 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$543	$543	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	1	3,552	3,552	1	3,552	3,552
Consumer - home equity	1	231	231	1	239	239
Total(1)	9	$5,160	$5,160	11	$5,275	$5,275

(1)Troubled debt restructurings included non-accrual loans of $4.8 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

The table below provides information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$543	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	3,552	—	—	3,552
Consumer - home equity	—	—	231	—	—	239
Total(1)	$—	$—	$5,160	$—	$—	$5,275

(1)Troubled debt restructurings included non-accrual loans of $4.8 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

The Company had no commitments to extend additional credit to loans classified as either modified or troubled debt restructurings as of September 30, 2023 or December 31, 2022.

Under the previous accounting guidance explained above, when loans were classified as troubled debt restructurings, the Company estimated the value of underlying collateral and repayment sources. A specific reserve in the ACL was established if the collateral valuation, less estimated disposition costs, was lower than the recorded loan value. The amount of the specific reserve served to increase the provision for credit losses in the quarter the loan was classified as a troubled debt restructuring. As of September 30, 2023, there were nine troubled debt restructured loans with an aggregate balance of $5.2 million which had specific reserves of $579,000. As of December 31, 2022, there were eleven troubled debt restructured loans with an aggregate balance of $5.3 million which had specific reserves of $637,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses. While the new guidance eliminates the troubled debt restructuring classification, loans previously classified as such will now be reported as loans with modifications, whether or not the modification reflected a lender concession. Specific reserves for loans with balances which exceed collateral values will continue to be required in the ACL.

The following table summarizes loans that were restructured within the twelve months ended September 30, 2023 that have subsequently defaulted (in thousands):

	September 30, 2023
	Number	Pre-modification recorded investment
SBL non-real estate	2	$174
Legacy commercial real estate	1	3,552
Total	3	$3,726

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve and current economic conditions, and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors (the “Board”) for approval. With the exception of SBLOC and IBLOC, which utilize probability of loss/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the quantitative historical loss reserve for each similar risk pool, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origin, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since significant losses have not been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. The Company also considers the need for an additional ACL based upon qualitative factors such as the Company’s current loan performance statistics by pool and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

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

At September 30, 2023, the ACL amounted to $24.1 million of which $10.7 million of allowances resulted from the Company’s historical charge-off ratios, $1.8 million from reserves on specific loans, with the balance comprised of the qualitative components. The $10.7 million resulted primarily from SBA non-real estate and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects that significant charge-offs have not been experienced in the Company’s largest loan portfolios consisting of SBLOC, IBLOC and real estate bridge lending. The absence of significant respective charge-offs reflects, at least in part, the nature of related collateral consisting of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high-risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high-risk ranking results in the largest increase in the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. When the Company adopted current expected credit loss accounting (“CECL”) methodology as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable U.S. government deficit spending. Accordingly, the economic qualitative factor for certain loan pools was set at moderate as of January 1, 2020. Based on the uncertainty as to how the COVID-19 pandemic would impact the Company’s loan pools, the Company increased certain qualitative factors to moderate and moderate-high in 2020. In the second quarter of 2021, the Company reassessed those factors and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. In the second quarter of 2023, CECL model adjustments of $1.7 million resulted from a $2.5 million CECL model decrease from changes in estimated average lives, partially offset by a $794,000 CECL model increase resulting from increasing economic and collateral risk factors to respective moderate-high and moderate risk levels. The elevated economic risk level for leasing reflected input from department heads regarding the potential borrower impact of the higher rate environment. The elevated collateral risk level for leasing reflected lower auction prices for vehicles and uncertainty over the extent to which such prices might decrease in the future. The adjustment for average lives reflected a change in the estimated lives of leases, higher variances for which may result from their short maturities. In the third quarter of 2023, there were indications of auction price stabilization, while the auto workers’ strike could reduce supply and drive up prices. Nonetheless, the elevated risk levels were maintained. The third quarter provision of $1.8 million reflected the impact of $922,000 of quarterly net-charge offs, primarily from leasing.

The Company has not increased the qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies that exceed credit requirements, and loan amounts are limited to life insurance cash values. The Company also has not increased the economic factor for multi-family real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. As a result, the REBL qualitative economic factor was not increased.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has not experienced significant multi-family (apartment building) loan charge-offs, despite stressed economic conditions. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multi-family housing. Similarly, the Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods, and their ACL is determined by qualitative factors. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management, and the impact changes in economic conditions would have on those payment streams. The qualitative factors used for this and the other portfolios are described below in the description of each portfolio segment. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered in the economic qualitative factor. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing, the Company’s loss forecasting analysis included a review of industry statistics. However, the

Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively-derived element in the forecasts. The qualitative component results from management’s qualitative assessments which consider internal and external inputs.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at September 30, 2023 and December 31, 2022 are as follows (in thousands):

As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$255	$—	$—	$—	$—	$—	$—	$255
Pass(1)	35,310	34,742	28,224	10,095	4,491	5,219	—	118,081
Special mention	471	495	261	1,114	123	913	—	3,377
Substandard	—	—	124	532	251	570	—	1,477
Total SBL non-real estate	36,036	35,237	28,609	11,741	4,865	6,702	—	123,190

SBL commercial mortgage
Pass	67,290	135,496	98,083	68,315	59,030	100,291	—	528,505
Special mention	375	—	7,439	—	603	661	—	9,078
Substandard	—	—	—	452	1,853	2,492	—	4,797
Total SBL commercial mortgage	67,665	135,496	105,522	68,767	61,486	103,444	—	542,380

SBL construction
Pass	1,141	4,687	1,669	927	4,305	—	—	12,729
Special mention	—	—	3,090	—	—	—	—	3,090
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	1,141	4,687	7,434	927	4,305	710	—	19,204

Direct lease financing
Non-rated	3,104	—	—	—	—	—	—	3,104
Pass	228,521	245,135	107,593	49,034	21,724	6,652	—	658,659
Special mention	—	928	427	149	206	—	—	1,710
Substandard	58	3,031	2,671	725	124	126	—	6,735
Total direct lease financing	231,683	249,094	110,691	49,908	22,054	6,778	—	670,208

SBLOC
Non-rated	—	—	—	—	—	—	1,279	1,279
Pass	—	—	—	—	—	—	1,006,643	1,006,643
Total SBLOC	—	—	—	—	—	—	1,007,922	1,007,922

IBLOC
Non-rated	—	—	—	—	—	—	3,842	3,842
Pass	—	—	—	—	—	—	707,550	707,550
Substandard	—	—	—	—	—	—	1,199	1,199
Total IBLOC	—	—	—	—	—	—	712,591	712,591

Advisor financing
Non-rated	198	—	—	—	—	—	—	198
Pass	58,707	63,900	50,339	26,298	—	—	—	199,244
Total advisor financing	58,905	63,900	50,339	26,298	—	—	—	199,442

Real estate bridge loans
Pass	234,408	1,004,539	513,418	—	—	—	—	1,752,365
Special mention	—	44,159	—	—	—	—	—	44,159
Substandard	—	—	51,700	—	—	—	—	51,700
Total real estate bridge loans	234,408	1,048,698	565,118	—	—	—	—	1,848,224

Other loans
Non-rated	3,416	—	—	—	—	11,669	—	15,085
Pass	166	261	370	2,610	2,370	41,334	1,638	48,749
Special mention	—	—	—	—	—	394	—	394
Substandard	—	—	—	—	—	3,688	—	3,688
Total other loans(2)	3,582	261	370	2,610	2,370	57,085	1,638	67,916

	$633,420	$1,537,373	$868,083	$160,251	$95,080	$174,719	$1,722,151	$5,191,077

Unamortized loan fees and costs	—	—	—	—	—	—	—	7,895
Total								$5,198,972

(1)Included in the SBL non real estate pass total of $118.1 million was $2.3 million of SBA Paycheck Protection Program (“PPP”) loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $12.1 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of September 30, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $2.3 million remaining to be reimbursed as of September 30, 2023. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Investment advisor financing. In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. Loan repayment is highly dependent on fee streams from advisor clientele. Accordingly, loss of fee-based investment advisory clients or negative market performance may reduce fees and pose a risk to these credits. As credit losses have not been experienced, the ACL is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of September 30, 2023 and as of December 31, 2022 was $2.4 million and $2.8 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	—	—	(2,804)	—	—	—	(3)	—	(3,678)
Recoveries	446	75	—	220	—	—	—	299	—	1,040
Provision (credit)(1)	1,250	19	(323)	3,583	(291)	203	335	(367)	—	4,409
Ending balance	$5,853	$2,679	$242	$8,971	$876	$1,496	$3,456	$572	$—	$24,145

Ending balance: Individually evaluated for expected credit loss	$566	$419	$44	$774	$17	$—	$—	$11	$—	$1,831

Ending balance: Collectively evaluated for expected credit loss	$5,287	$2,260	$198	$8,197	$859	$1,496	$3,456	$561	$—	$22,314

Loans:
Ending balance	$130,579	$547,107	$19,204	$670,208	$1,720,513	$199,442	$1,848,224	$55,800	$7,895	$5,198,972

Ending balance: Individually evaluated for expected credit loss	$1,337	$2,945	$3,385	$3,351	$475	$—	$—	$3,919	$—	$15,412

Ending balance: Collectively evaluated for expected credit loss	$129,242	$544,162	$15,819	$666,857	$1,720,038	$199,442	$1,848,224	$51,881	$7,895	$5,183,560

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)(1)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	September 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(861)	—	—	(312)	—	—	—	—	—	(1,173)
Recoveries	57	—	—	108	—	—	—	—	—	165
Provision (credit)(1)	300	(794)	(6)	682	220	396	1,602	491	—	2,891
Ending balance	$4,911	$2,158	$426	$6,295	$1,184	$1,264	$2,783	668	$—	$19,689

Ending balance: Individually evaluated for expected credit loss	$594	$222	$34	$—	$—	$—	$—	$13	$—	$863

Ending balance: Collectively evaluated for expected credit loss	$4,317	$1,936	$392	$6,295	$1,184	$1,264	$2,783	$655	$—	$18,826

Loans:
Ending balance	$116,080	$429,865	$26,841	$599,796	$2,369,106	$168,559	$1,488,119	$64,980	$4,029	$5,267,375

Ending balance: Individually evaluated for expected credit loss	$1,347	$1,423	$710	$—	$—	$—	$—	$4,442	$—	$7,922

Ending balance: Collectively evaluated for expected credit loss	$114,733	$428,442	$26,131	$599,796	$2,369,106	$168,559	$1,488,119	$60,538	$4,029	$5,259,453

(1)The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes provisions for unfunded commitments as follows: $393,000 for the nine months ended September 30, 2023, $1.4 million for the nine months ended September 30, 2022, and $1.4 million for full year 2022.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at September 30, 2023 and December 31, 2022 are as follows (in thousands):

As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	446	446
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(425)	(425)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	75	75

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(114)	(1,706)	(756)	(189)	(39)	—	(2,804)
Current period recoveries	—	30	105	70	—	15	220
Current period direct lease financing net charge-offs	(114)	(1,676)	(651)	(119)	(39)	15	(2,584)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net recoveries	—	—	—	—	—	296	296

Total
Current period charge-offs	(114)	(1,706)	(756)	(189)	(39)	(874)	(3,678)
Current period recoveries	—	30	105	70	—	835	1,040
Current period net charge-offs	$(114)	$(1,676)	$(651)	$(119)	$(39)	$(39)	$(2,638)

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(17)	$—	$—	$(868)	$(885)
Current period recoveries	—	—	2	—	8	130	140
Current period SBL non-real estate net charge-offs	—	—	(15)	—	8	(738)	(745)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(93)	(308)	(150)	(25)	—	—	(576)
Current period recoveries	—	1	117	6	—	—	124
Current period direct lease financing net charge-offs	(93)	(307)	(33)	(19)	—	—	(452)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	24	24
Current period other loans net charge-offs	—	—	—	—	—	24	24

Total
Current period charge-offs	(93)	(308)	(167)	(25)	—	(868)	(1,461)
Current period recoveries	—	1	119	6	8	154	288
Current period net charge-offs	$(93)	$(307)	$(48)	$(19)	$8	$(714)	$(1,173)

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2023 or December 31, 2022. In the first nine months of 2023, the Company purchased $2.0 million of lease receivables and $43.2 million of SBLs, none of which were credit deteriorated. Additionally, in the first nine months of 2023, the Company participated in SBLs with other institutions in the amount of $4.0 million.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the nine months ended September 30, 2023, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	September 30, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$186	$389	$358	$1,256	$2,189	$128,390	$130,579
SBL commercial mortgage	—	1	—	2,945	2,946	544,161	547,107
SBL construction	—	—	—	3,385	3,385	15,819	19,204
Direct lease financing	3,021	1,672	207	3,351	8,251	661,957	670,208
SBLOC / IBLOC	11,947	2,691	75	475	15,188	1,705,325	1,720,513
Advisor financing	—	—	—	—	—	199,442	199,442
Real estate bridge loans	—	—	—	—	—	1,848,224	1,848,224
Other loans	302	40	37	3,688	4,067	51,733	55,800
Unamortized loan fees and costs	—	—	—	—	—	7,895	7,895
	$15,456	$4,793	$677	$15,100	$36,026	$5,162,946	$5,198,972

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2023	$48,771
2024	176,589
2025	152,797
2026	92,555
2027	52,873
2028 and thereafter	17,456
Total undiscounted cash flows	541,041
Residual value(1)	200,487
Difference between undiscounted cash flows and discounted cash flows	(71,320)
Present value of lease payments recorded as lease receivables	$670,208

(1)Of the $200,487,000, $33,680,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2023 and December 31, 2022, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2023, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $4.0 million at September 30, 2023 and $5.5 million at December 31, 2022.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $164,000 and $1.4 million for legal services for the nine months ended September 30, 2023 and 2022, respectively.

Note 8. Fair Value Measurements

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as available-for-sale and not to engage in trading or sales activities although it has sold loans and securities in the past and may do so in the future. For fair value disclosure purposes, the Company utilized certain value measurement criteria required in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as discussed below. In addition, ASC 820 establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $903.4 million and $888.2 million as of September 30, 2023 and December 31, 2022, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the third quarter of 2023 and 2022, there were no transfers between the three levels.

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

Time deposits, when outstanding, senior debt and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. The carrying amount of accrued interest payable approximates its fair value. Long term borrowings resulting from sold loans which did not qualify for true sale accounting are presented in the amount of the principal of such loans.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$756,636	$756,636	$—	$738,033	$18,603
FHLB, ACBB, and Federal Reserve Bank stock	20,157	20,157	—	—	20,157
Commercial loans, at fair value	379,603	379,603	—	—	379,603
Loans, net of deferred loan fees and costs	5,198,972	5,156,653	—	—	5,156,653
Interest rate swaps, asset	427	427	—	427	—
Demand and interest checking	6,455,043	6,455,043	—	6,455,043	—
Savings and money market	49,428	49,428	—	49,428	—
Senior debt	95,771	93,765	—	93,765	—
Subordinated debentures	13,401	10,583	—	—	10,583
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2022
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$766,016	$766,016	$—	$745,993	$20,023
FHLB, ACBB, and Federal Reserve Bank stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	589,143	589,143	—	—	589,143
Loans, net of deferred loan fees and costs	5,486,853	5,462,948	—	—	5,462,948
Interest rate swaps, asset	408	408	—	408	—
Demand and interest checking	6,559,617	6,559,617	—	6,559,617	—
Savings and money market	140,496	140,496	—	140,496	—
Time deposits	330,000	330,000	—	330,000	—
Senior debt	99,050	93,871	—	93,871	—
Subordinated debentures	13,401	10,067	—	—	10,067
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$33,027	$—	$33,027	$—
Asset-backed securities	331,498	—	331,498	—
Obligations of states and political subdivisions	46,350	—	46,350	—
Residential mortgage-backed securities	160,041	—	160,041	—
Collateralized mortgage obligation securities	35,592	—	35,592	—
Commercial mortgage-backed securities	143,848	—	131,525	12,323
Corporate debt securities	6,280	—	—	6,280
Total investment securities, available-for-sale	756,636	—	738,033	18,603
Commercial loans, at fair value	379,603	—	—	379,603
Interest rate swaps, asset	427	—	427	—
	$1,136,666	$—	$738,460	$398,206

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$28,381	$—	$28,381	$—
Asset-backed securities	334,009	—	334,009	—
Obligations of states and political subdivisions	47,510	—	47,510	—
Residential mortgage-backed securities	139,820	—	139,820	—
Collateralized mortgage obligation securities	41,783	—	41,783	—
Commercial mortgage-backed securities	166,813	—	154,490	12,323
Corporate debt securities	7,700	—	—	7,700
Total investment securities, available-for-sale	766,016	—	745,993	20,023
Commercial loans, at fair value	589,143	—	—	589,143
Interest rate swaps, asset	408	—	408	—
	$1,355,567	$—	$746,401	$609,166

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Beginning balance	$20,023	$19,031	$589,143	$1,388,416
Transfers to OREO	—	—	(737)	(61,580)
Total net gains (losses) (realized/unrealized)
Included in earnings	—	—	4,152	12,570
Included in other comprehensive income	(1,420)	992	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	105,192	66,067
Settlements	—	—	(318,147)	(816,330)
Ending balance	$18,603	$20,023	$379,603	$589,143

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$(1,420)	$—	$(1,323)	$(3,492)

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Assets held-for-sale
	from discontinued operations
	September 30, 2023	December 31, 2022
Beginning balance	$—	$3,268
Settlements	—	(3,268)
Ending balance	$—	$—

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	September 30, 2023	December 31, 2022
Beginning balance	$21,210	$18,873
Transfer from commercial loans, at fair value	737	—
Writedowns	(1,147)	—
Sales	(2,044)	(2,343)
Transfers from commercial loans, at fair value	—	4,680
Ending balance	$18,756	$21,210

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2023	Valuation techniques	Unobservable inputs	September 30, 2023	September 30, 2023

Commercial mortgage-backed investment
security(1)	$12,323	Discounted cash flow	Discount rate	13.20%	13.20%
Insurance liquidating trust preferred security(2)	6,280	Discounted cash flow	Discount rate	15.50%	15.50%
FHLB, ACBB,
and Federal Reserve Bank stock	20,157	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(3)	5,156,653	Discounted cash flow	Discount rate	7.40%-13.00%	8.43%

Commercial - SBA(4)	126,543	Discounted cash flow	Discount rate	7.32%	7.32%
Non-SBA commercial real estate - fixed(5)	124,802	Discounted cash flow	Discount rate	8.58%-12.72%	8.95%
Non-SBA commercial real estate - floating(6)	128,258	Discounted cash flow	Discount rate	9.80%-17.30%	14.02%
Commercial loans, at fair value	379,603

Subordinated debentures(7)	10,583	Discounted cash flow	Discount rate	12.00%	12.00%

OREO(8)	18,756	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2022	Valuation techniques	Unobservable inputs	December 31, 2022	December 31, 2022
Commercial mortgage-backed investment
security	$12,323	Discounted cash flow	Discount rate	12.71%	12.71%
Insurance liquidating trust preferred security	7,700	Discounted cash flow	Discount rate	11.50%	11.50%
FHLB, ACBB,
and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,462,948	Discounted cash flow	Discount rate	5.65% - 11.00%	6.86%

Commercial - SBA	146,717	Discounted cash flow	Discount rate	5.57%-6.25%	6.17%
Non-SBA commercial real estate - fixed	28,695	Discounted cash flow and appraisal	Discount rate	8.36%-11.65%	10.31%
Non-SBA commercial real estate - floating	413,731	Discounted cash flow	Discount rate	7.07%-17.20%	7.90%
Commercial loans, at fair value	589,143

Subordinated debentures	10,067	Discounted cash flow	Discount rate	11.50%	11.50%

OREO	21,210	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the September 30, 2023 table.

(1)Commercial mortgage-backed investment security, consisting of a single Bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security, see Note 6. Loans.

(2)Insurance liquidating trust preferred security is a single debenture which is valued using discounted cash flow analysis. The discount rate used is based on the market rate on comparable relatively illiquid instruments and credit analysis. A change in the liquidating trust’s ability to repay the note, or an increase in interest rates, particularly for privately placed debentures, would affect the discount rate and thus the valuation. As a single security, the weighted average rate shown is the actual rate applied to the security. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Company was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Company has requested additional updated financial information from the aggregator to permit a more accurate valuation of the security subsequent to the interest deferral. The aggregator has indicated that it is attempting to identify all holders of the security and that it intends to provide such financial information concurrently to all holders. The Company has placed the security in non-accrual status and will evaluate the security for potential loss in the fourth quarter of 2023, when the aggregator indicated that the financial information would be distributed. While the security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. Further, depending upon the financial information provided by the aggregator, a loss of up to the full amount of principal, or $10.0 million, may be recognized in the fourth quarter of 2023.

(3)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

(4)Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for these seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

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

(6)Non-SBA commercial real estate – floating are floating rate non-SBA loans, the vast majority of which are secured by multi-family properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At September 30, 2023, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

(7)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate originally indexed to three-month London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%. In the second quarter of 2023, the index was changed to secured overnight financing rate (“SOFR”) as part of the market-wide LIBOR transition. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company, could result in changes in valuation.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$13,581	$—	$—	$13,581
OREO	18,756	—	—	18,756
Intangible assets	1,751	—	—	1,751
	$34,088	$—	$—	$34,088

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$12,205	$—	$—	$12,205
OREO	21,210	—	—	21,210
Intangible assets	2,049	—	—	2,049
	$35,464	$—	$—	$35,464

(1)The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2023, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $13.6 million. To arrive at that fair value, related loan principal of $15.4 million was reduced by specific reserves of $1.8 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at September 30, 2023 were nine troubled debt restructured loans with a balance of $5.2 million, which had specific reserves of $579,000. Included in the collateral dependent loans at December 31, 2022, were eleven troubled debt restructured loans with a balance of $5.3 million which had specific allowances of $637,000. Under the new accounting guidance effective January 1, 2023, which broadened the reporting of loan restructurings to include all modifications, there was one $156,000 loan classified as modified as of September 30, 2023. There was no specific reserve on that loan. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA commercial estate loans held at fair value. These instruments are not accounted for as effective hedges. As of September 30, 2023, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement the Company receives an adjustable rate of interest based upon SOFR. The Company recorded a net gain of $18,000 for the nine months ended September 30, 2023 to recognize the fair value of the derivative instrument which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under this swap agreement was $427,000 at September 30, 2023, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $541,000 as of September 30, 2023.

The maturity date, notional amount, interest rate paid and received and fair value of the Company’s remaining interest rate swap agreement as of September 30, 2023 is summarized below (dollars in thousands):

	September 30, 2023
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	5.66%	427
Total	$6,800			$427

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten year period. Amortization expense is $340,000 per year ($900,000 over the next three years). The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2023, and December 31, 2022, respectively, the accumulated amortization expense was $2.5 million and $2.3 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $215,000 at September 30, 2023 and $172,000 at December 31, 2022. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at September 30, 2023 and December 31, 2022 are presented below:

	September 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$2,740	$4,093	$2,442
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,740	$4,491	$2,442

Note 11. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform in Financial Reporting, which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The Company discontinued LIBOR-based originations in 2021. Since then, all LIBOR based instruments on the balance sheet have been successfully transitioned to alternative indices with no material impact.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023, loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications are being reported whether a concession is made or not.

Note 12. Shareholders’ Equity

On October 20, 2021, the Board approved a common stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased $15.0 million in value of the Company’s common stock in each quarter of 2022.

On October 26, 2022, the Board approved a common stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”), which authorizes the Company to repurchase $25.0 million in value of the Company’s common stock per fiscal quarter in 2023, for a maximum amount of $100.0 million. Under the 2023 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2023 Repurchase Program may be modified or terminated at any time. During the three and nine months ended September 30, 2023, the Company repurchased 685,478 shares and 2,292,647 shares of its common stock in the open market under the 2023 Repurchase Program at an average price of $36.47 per share and $32.71 per share, respectively.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2024 Repurchase Program may be modified or terminated at any time.

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, respectively, in 2021, 2022 and 2023, with $200 million planned for 2024. The planned amounts of such repurchases are determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2023
The Bancorp, Inc.	10.92%	15.53%	16.04%	15.53%
The Bancorp Bank, National Association	12.13%	17.26%	17.77%	17.26%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

On January 12, 2021, three former employees of the Bank filed separate complaints against the Company in the Supreme Court of the State of New York, New York County. The Company subsequently removed all three lawsuits to the United States District Court for the Southern District of New York. The cases are captioned: John Edward Barker, Plaintiff v. The Bancorp, Inc., Defendant; Alexander John Kamai, Plaintiff v. The Bancorp, Inc., Defendant; and John Patrick McGlynn III, Plaintiff v. The Bancorp, Inc., Defendant. The lawsuits arise from the Bank’s termination of the plaintiffs’ employment in connection with the restructuring of its CMBS business. The plaintiffs sought damages in the following amounts: $4,135,142 (Barker), $901,088 (Kamai) and $2,909,627 (McGlynn). On June 11, 2021, the Company filed a consolidated motion to dismiss in each case. On February 25, 2022, the court granted the Company’s motion in part, dismissing McGlynn’s claims in entirety and most of Barker and Kamai’s claims. The sole claims remaining are Barker and Kamai’s breach of implied contract claims related to an unpaid bonus, for which they seek $2,000,000 and $300,000, respectively. On September 29, 2022, the Company filed a motion for summary judgment in both matters. On September 8, 2023, the court granted the Company’s motion for summary judgment and entered a judgment closing both cases. The Company now considers these matters resolved.

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

On September 8, 2023, Del Mar TIC I, LLC and Del Mar TIC II, LLC (together, “Del Mar”) filed a complaint against the Bank in the Supreme Court of the State of New York, New York County, captioned Del Mar TIC I, LLC and Del Mar TIC II, LLC, Plaintiffs v. The Bancorp Bank, Defendant. The complaint alleges, among other things, that the Bank improperly and unreasonably force-placed excessive insurance coverage on real property that serves as security for a loan from the Bank to Del Mar, and that the Bank is improperly paying the related insurance premiums from escrow funds. The complaint asserts five causes of action: (i) declaratory judgment; (ii) breach of fiduciary duty; (iii) breach of contract: implied covenant of good faith and fair dealing; (iv) breach of contract: escrow account; and (v) injunctive relief. On October 12, 2023, the Bank removed the case to the U.S. District Court for the Southern District of New York. The Bank intends to vigorously defend against the claims. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$109,728	$54	$19,186	$128,968
Interest allocation	(33,548)	37,748	(4,200)	—
Interest expense	1,118	37,186	1,782	40,086
Net interest income	75,062	616	13,204	88,882
Provision for credit losses	1,752	—	—	1,752
Non-interest income	2,661	24,101	18	26,780
Non-interest expense	20,980	19,033	7,446	47,459
Income before taxes	54,991	5,684	5,776	66,451
Income tax expense	—	—	16,314	16,314
Net income (loss)	$54,991	$5,684	$(10,538)	$50,137

	For the three months ended September 30, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$75,041	$34	$8,846	$83,921
Interest allocation	(17,747)	17,154	593	—
Interest expense	940	13,981	4,341	19,262
Net interest income	56,354	3,207	5,098	64,659
Provision of credit losses	822	—	—	822
Non-interest income	1,952	21,440	34	23,426
Non-interest expense	18,292	17,348	9,190	44,830
Income (loss) before taxes	39,192	7,299	(4,058)	42,433
Income tax expense	—	—	11,829	11,829
Net income (loss)	$39,192	$7,299	$(15,887)	$30,604

	For the nine months ended September 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$321,707	$94	$55,633	$377,434
Interest allocation	(98,805)	108,227	(9,422)	—
Interest expense	3,901	102,353	9,287	115,541
Net interest income	219,001	5,968	36,924	261,893
Provision for credit losses	4,016	—	—	4,016
Non-interest income	10,437	74,269	399	85,105
Non-interest expense	63,528	56,339	25,565	145,432
Income before taxes	161,894	23,898	11,758	197,550
Income tax expense	—	—	49,282	49,282
Net income (loss)	$161,894	$23,898	$(37,524)	$148,268

	For the nine months ended September 30, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$179,700	$89	$21,596	$201,385
Interest allocation	(28,300)	28,565	(265)	—
Interest expense	1,429	19,989	7,886	29,304
Net interest income	149,971	8,665	13,445	172,081
Provision for credit losses	4,331	—	—	4,331
Non-interest income	11,496	64,524	3,923	79,943
Non-interest expense	53,071	51,529	21,427	126,027
Income before taxes	104,065	21,660	(4,059)	121,666
Income tax expense	—	—	31,694	31,694
Net income (loss)	$104,065	$21,660	$(35,753)	$89,972

	September 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,550,608	$49,400	$1,865,759	$7,465,767
Total liabilities	$225,314	$6,204,051	$262,714	$6,692,079

	December 31, 2022
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$6,042,765	$57,894	$1,802,341	$7,903,000
Total liabilities	$321,335	$6,101,539	$786,095	$7,208,969

Note 16. Subsequent Events

The Company evaluated its September 30, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2023 Repurchase Program, described in “Note 12. Shareholders’ Equity,” between October 1, 2023 and November 1, 2023, the Company repurchased 235,291 shares of its common stock, at a total cost of $8.0 million and an average price of $34.00 per share.

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

•SBLs, primarily SBA loans; and

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

Performance Summary

Our net income increased to $50.1 million for the third quarter of 2023, from $30.6 million for the third quarter of 2022, primarily reflecting a $24.2 million increase in net interest income and a $3.4 million increase in non-interest income, partially offset by a $2.6 million increase in non-interest expense. Higher rates on loans resulted in increases in net interest income, with higher securities rates offsetting the impact of lower securities balances on securities interest. Our cost of funds rose to 2.50% in the third quarter of 2023, driven primarily by the contractual adjustments for payments balances to Federal Reserve rate increases. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the third quarter of 2023 increased $2.7 million over the comparable 2022 period.

Third quarter 2023 non-interest expense increased $2.6 million from the third quarter of 2022, reflecting an increase of $2.5 million in salaries and employee benefits. There was a $1.8 million provision for credit losses in the third quarter of 2023, compared to a provision for credit losses of $822,000 in the third quarter of 2022.

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

•Other KPIs. Other KPIs we use from time to time include growth in average loans and leases, non-interest income growth, the level of non-interest expense and various capital measures including equity to assets.

Results of KPIs

In the third quarter 2023, return on assets and return on equity amounted to 2.71% and 26.12% (annualized), respectively, compared to 1.69% and 18.39% (annualized) in the third quarter of 2022. For the nine month period ended September 30, 2023, return on assets and return on equity amounted to 2.66% and 27.01% (annualized), respectively, compared to 1.69% and 18.28% (annualized) for the nine month period ended September 30, 2022.

At September 30, 2023, the ratio of equity to assets was 10.36%, compared to 8.53% at September 30, 2022, reflecting an increase in equity capital from retained earnings, partially offset by share repurchases.

Net interest margin was 5.07% in the third quarter of 2023, versus 3.69% in the third quarter of 2022, and 4.86% versus 3.32%, respectively, for the nine month periods ended September 30, 2023 and 2022, reflecting a $24.2 million increase in net interest income in the third quarter of 2023 compared to the third quarter of 2022, and an $89.8 million increase in net interest income in the nine month period ended September 30, 2023 compared to the nine month period ended September 30, 2022.

Increases in the above KPIs in 2023 reflected the impact of higher rates on loans and securities as a result of Federal Reserve rate increases, while the impact of loan growth in certain categories was more than offset by SBLOC and IBLOC payoffs. We believe that these payoffs reflected customer sensitivity to the increasing rate environment. As a result of the SBLOC and IBLOC payoffs, average loans and leases decreased to $5.61 billion in the third quarter of 2023 compared to $5.91 billion in the third quarter of 2022. The provision for credit losses was $1.8 million in the third quarter of 2023 compared to a provision for credit losses of $822,000 in the third quarter of 2022. Our provision for credit losses was $4.0 million for the nine month period ended September 30, 2023 compared to $4.3 million for the nine month period ended September 30, 2022. Non-interest expense increases over the prior year continued to be driven mostly by salary expense.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2023 remain unchanged from those presented in the 2022 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LIBOR Transition

The Company discontinued LIBOR-based originations in 2021. Since then, all LIBOR based instruments on the balance sheet have been successfully transitioned to alternative indices with no material impact.

Recent Developments

In the fourth quarter of 2023, we announced a significant increase in our planned stock repurchases for 2024. As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, respectively, in 2021, 2022 and 2023, with $200 million planned for 2024. The planned amounts of such repurchases are determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

The Company owns one trust preferred security, which it purchased in 2006, and which has a par value of $10.0 million. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Company was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Company has requested additional updated financial information from the aggregator to permit a more accurate valuation of the security subsequent to the interest deferral. The aggregator has indicated that it is attempting to identify all holders of the security and that it intends to provide such financial information concurrently to all holders. The Company has placed the security in non-accrual status and will evaluate the security for potential loss in the fourth quarter of 2023, when the aggregator indicated that the financial information would be distributed. While the security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. Further, depending upon the financial information provided by the aggregator, a loss of up to the full amount of principal, or $10.0 million, may be recognized in the fourth quarter of 2023.

Results of Operations

Comparison of third quarter 2023 to third quarter 2022

Net Income

Net income for the third quarter of 2023 was $50.1 million, or $0.92 per diluted share, compared to $30.6 million, or $0.54 per diluted share, for the third quarter of 2022. Income before income taxes was $66.5 million in the third quarter of 2023 compared to $42.4 million in the third quarter of 2022. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate changes.

Net Interest Income

Our net interest income for the third quarter of 2023 increased $24.2 million, or 37.5%, to $88.9 million from $64.7 million in the third quarter of 2022. Our interest income for the third quarter of 2023 increased to $129.0 million, an increase of $45.0 million, or 53.7%, from $83.9 million for the third quarter of 2022. The increase in interest income resulted primarily from an increase in loan and securities yields resulting from the aforementioned Federal Reserve rate increases, as our average loans and leases decreased to $5.61 billion for the third quarter of 2023 from $5.91 billion for the third quarter of 2022, a decrease of $300.2 million, or 5.1%. Related interest income increased $35.0 million on a tax equivalent basis. In the third quarter of 2023, net paydowns of SBLOC and IBLOC were experienced, which partially offset the impact of higher rates and loan growth in other categories. At September 30, 2023, the respective balances of SBLOC and IBLOC loans were $1.01 billion and $712.6 million, respectively, compared to $1.27 billion and $1.10 billion at September 30, 2022. Continuing decreases in these balances will result in lower interest income, to the extent they are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are included in loans, net on the balance sheet and which are held at amortized cost.

Of the total $35.0 million increase in loan interest income on a tax equivalent basis, the largest increases were $7.5 million for SBLOC, IBLOC and investment advisor financing, $20.5 million for all real estate bridge loans, $2.8 million for leasing, and $4.1 million for SBA loans. Our average investment securities of $771.4 million for the third quarter of 2023 decreased $56.4 million from $827.7 million for the third quarter of 2022. Related tax equivalent interest income increased $2.9 million, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the third quarter of 2023 was 5.07% compared to 3.69% for the third quarter of 2022, an increase of 138 basis points. While the yield on interest-earning assets increased 256 basis points, the cost of deposits and interest bearing liabilities increased 131 basis points, or a net change of 125 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve generally earn lower rates of interest than loans and securities. Average interest-earning deposits at the Federal Reserve Bank increased $372.5 million, or 139.3%, to $639.9 million in the third quarter of 2023 from $267.4 million in the third quarter of 2022. In the third quarter of 2023, the average yield on our loans increased to 7.89% from 5.12% for the third quarter of 2022, an increase of 277 basis points. Yields on taxable investment securities in the third quarter of 2023 increased to 5.02% compared to 3.30% for the third quarter of 2022, an increase of 172 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,						Three months ended September 30,
	2023			2022			2023 vs 2022
	Average		Average	Average		Average
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,603,514	$110,506	7.89%	$5,904,996	$75,536	5.12%	$(3,639)	$38,609	$34,970
Leases-bank qualified(3)	4,585	110	9.60%	3,299	55	6.67%	26	29	55
Investment securities-taxable	768,364	9,647	5.02%	824,178	6,792	3.30%	(424)	3,279	2,855
Investment securities-nontaxable(3)	3,005	50	6.66%	3,559	31	3.48%	(4)	23	19
Interest-earning deposits at Federal Reserve Bank	639,946	8,689	5.43%	267,424	1,525	2.28%	3,598	3,566	7,164
Net interest-earning assets	7,019,414	129,002	7.35%	7,003,456	83,939	4.79%

Allowance for credit losses	(23,147)			(19,111)
Other assets	338,085			212,078
	$7,334,352			$7,196,423			(443)	45,506	45,063

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,229,668	$37,913	2.43%	$5,545,115	$12,726	0.92%	1,752	23,435	25,187
Savings and money market	56,538	518	3.66%	479,260	2,792	2.33%	(6,484)	4,210	(2,274)
Time	—	—	—	87,562	547	2.50%	(547)	—	(547)
Total deposits	6,286,206	38,431	2.45%	6,111,937	16,065	1.05%

Short-term borrowings	—	—	—	200,423	1,235	2.46%	(1,235)	—	(1,235)
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	9,889	128	5.18%	39,035	506	5.19%	(377)	(1)	(378)
Subordinated debt	13,401	293	8.75%	13,401	177	5.28%	—	116	116
Senior debt	95,714	1,234	5.16%	98,910	1,279	5.17%	(41)	(4)	(45)
Total deposits and liabilities	6,405,251	40,086	2.50%	6,463,747	19,262	1.19%

Other liabilities	167,673			72,539
Total liabilities	6,572,924			6,536,286			(6,932)	27,756	20,824

Shareholders' equity	761,428			660,137
	$7,334,352			$7,196,423

Net interest income on tax equivalent basis(3)		$88,916			$64,677		$6,489	$17,750	$24,239

Tax equivalent adjustment		34			18

Net interest income		$88,882			$64,659

Net interest margin(3)			5.07%			3.69%

(1)Interest on loans for 2023 and 2022 includes $7,000 and $21,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

For the third quarter of 2023, average interest-earning assets increased to $7.02 billion, an increase of $16.0 million, or 0.2%, from $7.00 billion in the third quarter of 2022. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $372.5 million partially offset by decreased average balances of loans and leases of $300.2 million, or 5.1%, and decreased average investment securities of $56.4 million, or 6.8%. For those respective periods, average demand and interest checking deposits increased $684.6 million, or 12.3%. A $422.7 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $1.8 million for the third quarter of 2023 compared to a provision of $822,000 for the third quarter of 2022. The ACL was $24.1 million, or 0.46% of total loans, at September 30, 2023, compared to $22.4 million, or 0.41% of total loans, at December 31, 2022. The higher ratio at September 30, 2023 reflected the impact of higher net charge-offs, while total loans outstanding decreased. We believe that our ACL is adequate to cover expected losses. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $26.8 million in the third quarter of 2023 compared to $23.4 million in the third quarter of 2022. The $3.4 million, or 14.3%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. Prepaid, debit card and related fees increased $2.3 million, or 12.2%, to $21.5 million for the third quarter of 2023, compared to $19.2 million in the third quarter of 2022. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $323,000, or 14.5%, to $2.6 million for the third quarter of 2023, compared to $2.2 million in the third quarter of 2022, reflecting an increase in rapid funds transfer volume.

Leasing related income increased $719,000, or 68.6%, to $1.8 million for the third quarter of 2023 from $1.0 million for the third quarter of 2022, reflecting an increase in the volume of vehicles sold.

Other non-interest income increased $194,000, or 85.1%, to $422,000 for the third quarter of 2023 from $228,000 in the third quarter of 2022 primarily reflecting increased prepayment and sales fees on small business loans.

Non-Interest Expense

Total non-interest expense was $47.5 million for the third quarter of 2023, an increase of $2.6 million, or 5.9%, compared to $44.8 million for the third quarter of 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and information technology (“IT”) due to increases in deposit transaction volume and the development of new products. The increase also reflected higher stock compensation expense and less expense deferral related to loan origination costs as a result of lower loan production.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended September 30,
	2023	2022	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$30,475	$28,001	$2,474	8.8%
Depreciation and amortization	644	685	(41)	(6.0)%
Rent and related occupancy cost	1,510	1,268	242	19.1%
Data processing expense	1,404	1,292	112	8.7%
Printing and supplies	82	154	(72)	(46.8)%
Audit expense	446	366	80	21.9%
Legal expense	1,203	907	296	32.6%
Civil money penalty	—	1,750	(1,750)	(100.0)%
Amortization of intangible assets	99	99	—	—
FDIC insurance	806	679	127	18.7%
Software	4,427	4,001	426	10.6%
Insurance	1,321	1,314	7	0.5%
Telecom and IT network communications	305	368	(63)	(17.1)%
Consulting	448	339	109	32.2%
Writedowns and other losses on other real estate owned	131	—	131	100.0%
Other	4,158	3,607	551	15.3%
Total non-interest expense	$47,459	$44,830	$2,629	5.9%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $30.5 million for the third quarter of 2023, an increase of $2.5 million, or 8.8%, from $28.0 million for the third quarter of 2022.

•Depreciation and amortization expense decreased $41,000, or 6.0%, to $644,000 in the third quarter of 2023 from $685,000 in the third quarter of 2022.

•Rent and related occupancy cost increased $242,000, or 19.1%, to $1.5 million in the third quarter of 2023 from $1.3 million in the third quarter of 2022, reflecting increased IT-related equipment expense.

•Data processing expense increased $112,000, or 8.7%, to $1.4 million in the third quarter of 2023 from $1.3 million in the third quarter of 2022, reflecting higher transaction volume.

•Printing and supplies expense decreased $72,000, or 46.8%, to $82,000 in the third quarter of 2023 from $154,000 in the third quarter of 2022.

•Audit expense increased $80,000, or 21.9%, to $446,000 in the third quarter of 2023 from $366,000 in the third quarter of 2022.

•Legal expense increased $296,000, or 32.6%, to $1.2 million in the third quarter of 2023 from $907,000 in the third quarter of 2022 reflecting increased legal costs related to a request for information related to the Bank’s escheatment practices from the CFPB as described in “Note 14 Legal” to the financial statements. There were also expenses related to enhancements and updates to the Company’s corporate governance processes and new products.

•FDIC insurance expense increased $127,000, or 18.7%, to $806,000 for the third quarter of 2023 from $679,000 in the third quarter of 2022, reflecting the impact of increased average assets against which assessment rates are applied. Additionally, in 2023 the FDIC increased its assessment rate by two basis points. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $426,000, or 10.6%, to $4.4 million in the third quarter of 2023 from $4.0 million in the third quarter of 2022. The increase reflected higher expenditures for information technology infrastructure including those to service the payments businesses.

•Insurance expense increased $7,000, or 0.5%, to $1.3 million in the third quarter of 2023 compared to $1.3 million in the third quarter of 2022.

•Telecom and IT network communications expense decreased $63,000, or 17.1%, to $305,000 in the third quarter of 2023 from $368,000 in the third quarter of 2022.

•Consulting expense increased $109,000, or 32.2%, to $448,000 in the third quarter of 2023 from $339,000 in the third quarter of 2022. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls.

•The $131,000 of writedowns and other losses on OREO reflected the impact of a write-down related to a property sale.

•Other non-interest expense increased $550,747, or 15.3%, to $4.2 million in the third quarter of 2023 from $3.6 million in the third quarter of 2022. The $550,747 increase primarily reflected the following increases: a. regulatory examination fees of $193,000, b. OREO expense of $142,000 and c. $77,000 in travel expenses, as travel increased post-pandemic.

Income Taxes

Income tax expense was $16.3 million for the third quarter of 2023 compared to $11.8 million in the third quarter of 2022. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 24.6% effective tax rate in 2023 and a 27.9% effective tax rate in 2022 primarily reflected a 21% federal tax rate and the impact of various state income taxes. The lower rate in 2023 reflected the impact of adjustments related to state taxes in multiple states.

Comparison of first nine months 2023 to first nine months 2022

Net Income

Net income for the first nine months of 2023 was $148.3 million, or $2.68 per diluted share, compared to $90.0 million, or $1.56 per diluted share, for the first nine months of 2022. Income before income taxes was $197.6 million in the first nine months of 2023 compared to $121.7 million in the first nine months of 2022. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate changes.

Net Interest Income

Our net interest income for the first nine months of 2023 increased $89.8 million, or 52.2%, to $261.9 million, from $172.1 million in the first nine months of 2022. Our interest income for the first nine months of 2023 increased to $377.4 million, an increase of

$176.0 million, or 87.4%, from $201.4 million for the first nine months of 2022. The increase in interest income resulted primarily from an increase in loan and securities yields resulting from Federal Reserve rate increases.

Our average loans and leases increased to $5.78 billion for the first nine months of 2023 from $5.54 billion for the first nine months of 2022, an increase of $240.6 million, or 4.3%. Related interest income increased $142.9 million on a tax equivalent basis. The increase in average loans reflected growth in investment advisor loans, small business, direct lease financing, and real estate bridge loans. In the first nine months of 2023, net paydowns of SBLOC and IBLOC were experienced, which partially offset the impact of higher rates and loan growth in other categories. Continuing decreases in these balances will result in lower interest income, to the extent they are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased, as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are included in loans, net on the balance sheet and which are held at amortized cost.

Of the total $142.9 million increase in loan interest income on a tax equivalent basis, the largest increases were $47.5 million for SBLOC, IBLOC and investment advisor financing, $73.3 million for all real estate bridge loans, $8.7 million for leasing, and $12.5 million for SBA loans. Our average investment securities of $776.7 million for the first nine months of 2023 decreased $107.3 million from $884.0 million for the first nine months of 2022. Related tax equivalent interest income increased $11.8 million, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first nine months of 2023 was 4.86% compared to 3.32% for the first nine months of 2022, an increase of 154 basis points. While the yield on interest-earning assets increased 312 basis points, the cost of deposits and interest bearing liabilities increased 173 basis points, or a net change of 139 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Balances at the Federal Reserve generally earn lower rates of interest than loans and securities. Average interest-earning deposits at the Federal Reserve Bank increased $141.5 million, or 28.3%, to $640.6 million in the first nine months of 2023 from $499.1 million in the first nine months of 2022. In the first nine months of 2023, the average yield on our loans increased to 7.48% from 4.37% for the first nine months of 2022, an increase of 311 basis points. Yields on taxable investment securities in the first nine months of 2023 increased to 4.97% compared to 2.59% for the first nine months of 2022, an increase of 238 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,						Nine months ended September 30,
	2023			2022			2023 vs 2022
	Average		Average	Average		Average
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,772,266	$324,009	7.48%	$5,531,902	$181,174	4.37%	$8,195	$134,640	$142,835
Leases-bank qualified(3)	3,920	279	9.49%	3,657	185	6.75%	14	80	94
Investment securities-taxable	773,485	28,820	4.97%	880,426	17,115	2.59%	(1,788)	13,493	11,705
Investment securities-nontaxable(3)	3,193	144	6.01%	3,559	93	3.48%	(8)	59	51
Interest-earning deposits at Federal Reserve Bank	640,554	24,271	5.05%	499,104	2,876	0.77%	1,035	20,360	21,395
Net interest-earning assets	7,193,418	377,523	7.00%	6,918,648	201,443	3.88%

Allowance for credit losses	(23,192)			(19,087)
Other assets	269,072			203,143
	$7,439,298			$7,102,704			7,448	168,632	176,080

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,343,711	$106,984	2.25%	$5,598,028	$18,522	0.44%	2,786	85,676	88,462
Savings and money market	88,738	2,465	3.70%	522,525	4,192	1.07%	(12,050)	10,323	(1,727)
Time	27,802	858	4.11%	29,508	547	2.47%	(30)	341	311
Total deposits	6,460,251	110,307	2.28%	6,150,061	23,261	0.50%

Short-term borrowings	6,758	234	4.62%	71,589	1,267	2.36%	(2,245)	1,212	(1,033)
Repurchase agreements	41	—	—	41	—	—	—	—	—
Long-term borrowings	9,945	382	5.12%	39,286	506	1.72%	(1,127)	1,003	(124)
Subordinated debt	13,401	825	8.21%	13,401	432	4.30%	—	393	393
Senior debt	97,220	3,793	5.20%	98,817	3,838	5.18%	(62)	17	(45)
Total deposits and liabilities	6,587,616	115,541	2.34%	6,373,195	29,304	0.61%

Other liabilities	117,822			71,413
Total liabilities	6,705,438			6,444,608			(12,728)	98,965	86,237

Shareholders' equity	733,860			658,096
	$7,439,298			$7,102,704

Net interest income on tax equivalent basis(3)		$261,982			$172,139		$20,176	$69,667	$89,843

Tax equivalent adjustment		89			58

Net interest income		$261,893			$172,081

Net interest margin(3)			4.86%			3.32%

(1)Interest on loans for 2023 and 2022 includes $27,000 and $502,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

For the first nine months of 2023, average interest-earning assets increased to $7.19 billion, an increase of $274.8 million, or 4.0%, from $6.92 billion in the first nine months of 2022. The increase reflected increased average balances of loans and leases of $240.6 million, or 4.3%, partially offset by decreased average investment securities of $107.3 million, or 12.1%. For those respective periods, average demand and interest checking deposits increased $745.7 million, or 13.3%. A $433.8 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $4.0 million for the first nine months of 2023 compared to $4.3 million for the first nine months of 2022.

The ACL was $24.1 million, or 0.46% of total loans, at September 30, 2023, compared to $22.4 million, or 0.41% of total loans, at December 31, 2022. The higher ratio at September 30, 2023 reflected an increase in the ACL resulting from the impact of higher net charge-offs while total loans outstanding decreased. We believe that our ACL is adequate to cover expected losses. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $85.1 million in the first nine months of 2023 compared to $79.9 million in the first nine months of 2022. The $5.2 million, or 6.5%, increase between those respective periods reflected a decrease in net realized and unrealized gains on commercial loans, at fair value to $4.2 million from $11.3 million. The $7.1 million change reflected a decrease in income recognized when such loans are repaid, as a result of fewer repayments as that portfolio continues to run off. The $4.2 million was comprised of $5.9 million of non-SBA commercial real estate loan repayment related income, $1.7 million of fair value losses and $18,000 of hedge fair value adjustments.

Prepaid, debit card and related fees increased $9.1 million, or 15.8%, to $67.0 million for the first nine months of 2023 compared to $57.9 million in the first nine months of 2022. The first nine months of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase also reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $601,000, or 9.2%, to $7.2 million for the first nine months of 2023 compared to $6.6 million in the first nine months of 2022, reflecting an increase in rapid funds transfer volume.

Leasing related income increased $1.2 million, or 33.7%, to $4.8 million for the first nine months of 2023 from $3.6 million for the first nine months of 2022. The increase reflected higher volumes of vehicle sales.

Other non-interest income increased $1.3 million, or 186.5%, to $2.0 million for the first nine months of 2023 from $698,000 in the first nine months of 2022 primarily reflecting increased prepayment fees on advisor financing loans and prepayment and loan sales fees on small business loans.

Non-Interest Expense

Total non-interest expense was $145.4 million for the first nine months of 2023, an increase of $19.4 million, or 15.4%, compared to $126.0 million for the first nine months of 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and IT due to increases in deposit transaction volume and the development of new products. The increase also reflected higher incentive and stock compensation expense and less expense deferral related to loan origination costs as a result of lower loan production.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the nine months ended September 30,
	2023	2022	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$93,427	$77,848	$15,579	20.0%
Depreciation and amortization	2,046	2,224	(178)	(8.0)%
Rent and related occupancy cost	4,265	3,831	434	11.3%
Data processing expense	4,123	3,727	396	10.6%
Printing and supplies	355	342	13	3.8%
Audit expense	1,255	1,107	148	13.4%
Legal expense	3,110	3,175	(65)	(2.0)%
Legal settlement	—	1,152	(1,152)	(100.0)%
Civil money penalty	—	1,750	(1,750)	(100.0)%
Amortization of intangible assets	298	298	—	—
FDIC insurance	2,233	2,326	(93)	(4.0)%
Software	12,981	12,030	951	7.9%
Insurance	3,935	3,692	243	6.6%
Telecom and IT network communications	1,044	1,119	(75)	(6.7)%
Consulting	1,412	902	510	56.5%
Writedowns and other losses on OREO	1,315	—	1,315	100.0%
Other	13,633	10,504	3,129	29.8%
Total non-interest expense	$145,432	$126,027	$19,405	15.4%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $93.4 million for the first nine months of 2023, an increase of $15.6 million, or 20.0%, from $77.8 million for the first nine months of 2022.

•Depreciation and amortization expense decreased $178,000, or 8.0%, to $2.0 million in the first nine months of 2023 from $2.2 million in the first nine months of 2022.

•Rent and related occupancy cost increased $434,000, or 11.3%, to $4.3 million in the first nine months of 2023 from $3.8 million in the first nine months of 2022, reflecting increased IT-related equipment expense.

•Data processing expense increased $396,000, or 10.6%, to $4.1 million in the first nine months of 2023 from $3.7 million in the first nine months of 2022, reflecting higher transaction volume.

•Printing and supplies expense increased $13,000, or 3.8%, to $355,000 in the first nine months of 2023 from $342,000 in the first nine months of 2022.

•Audit expense increased $148,000, or 13.4%, to $1.3 million in the first nine months of 2023 from $1.1 million in the first nine months of 2022.

•Legal expense decreased $65,000, or 2.0%, to $3.1 million in the first nine months of 2023 from $3.2 million in the first nine months of 2022 reflecting decreased legal costs related to the SEC matters discussed in “Note O — Commitments and Contingencies” to the consolidated financial statements in the Form 10-K for the year ended December 31, 2022.

•FDIC insurance expense decreased $93,000, or 4.0%, to $2.2 million for the first nine months of 2023 from $2.3 million in the first nine months of 2022, primarily as a result of a lower assessment rate. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $951,000 or 7.9%, to $13.0 million in the first nine months of 2023 from $12.0 million in the first nine months of 2022. The increase reflected higher expenditures for information technology infrastructure including those to service the payments businesses.

•Insurance expense increased $243,000 or 6.6%, to $3.9 million in the first nine months of 2023 compared to $3.7 million in the first nine months of 2022, reflecting higher rates, especially on cyber insurance.

•Telecom and IT network communications expense decreased $75,000, or 6.7%, to $1.0 million in the first nine months of 2023 from $1.1 million in the first nine months of 2022.

•Consulting expense increased $510,000, or 56.5%, to $1.4 million in the first nine months of 2023 from $902,000 in the first nine months of 2022. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls including external risk assessments.

•The $1.3 million of writedowns and other losses on OREO resulted primarily from a pending sale of a movie theater property as described in “Note E — Loans” to the December 31, 2022 consolidated financial statements in the Form 10-K. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first nine months of 2023. The sale closed in October 2023 and a loss of $95,000 was additionally realized.

•Other non-interest expense increased $3.1 million, or 29.8%, to $13.6 million in the first nine months of 2023 from $10.5 million in the first nine months of 2022. The $3.1 million increase primarily reflected the following increases: a. regulatory examination assessment fees of $871,000, b. OREO expense of $740,000 reflecting additional OREO properties and c. an increase of $306,000 in travel expenses, as travel increased post-pandemic.

Income Taxes

Income tax expense was $49.3 million for the first nine months of 2023 compared to $31.7 million in the first nine months of 2022. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 24.9% effective tax rate in 2023 and a 26.0% effective tax rate in 2022 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity

Liquidity defines our ability to generate funds at a reasonable cost to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows without adversely affecting daily operations or financial condition. The Company’s liquidity management policy requirements include sustaining defined liquidity minimums, concentration monitoring and management, stress testing, contingency planning and related oversight. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the foreseeable future. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Average total deposits increased by $174.3 million, or 2.9%, to $6.29 billion for the third quarter of 2023 compared to the third quarter of 2022. Federal Reserve average balances increased to $639.9 million in the third quarter 2023 from $267.4 million in the third quarter of 2022. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

One source of contingent liquidity is available-for-sale securities, which amounted to $756.6 million at September 30, 2023, compared to $766.0 million at December 31, 2022. The majority of these securities can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. Loan repayments, another source of funds, have historically been exceeded by disbursements associated with new loan originations, a use of funds. However, loan repayments during the third quarter of 2023 exceeded originations, and the excess of repayments over originations provided additional liquidity. As a result of such higher loan repayments, at September 30, 2023, outstanding loans amounted to $5.20 billion, compared to $5.49 billion at the prior year end, a decrease of $287.9 million. Commercial loans, at fair value, decreased to $379.6 million from $589.1 million between those respective dates, a decrease of $209.5 million, which also provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. As of September 30, 2023, an estimated $576.5 million of our total deposit accounts of $6.50 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.94 billion as of September 30, 2023 and was collateralized by loans. We have also pledged in excess of $1.10 billion of multi-family loans to the FHLB. As a result, we have approximately $731.5 million of availability on that line of credit which we can also access at any time. As of September 30, 2023, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Another source of contingent liquidity is available-for-sale securities, which amounted to $756.6 million at September 30, 2023, compared to $766.0 million at December 31, 2022. Approximately $350 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and may be immediately pledged as additional collateral. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of $13.4 million of debentures bearing interest at SOFR plus 3.51% and maturing in March 2038 (the “2038 Debentures”), and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of September 30, 2023, we had cash reserves of approximately $9.6 million at the holding company. During the third quarter of 2023, $25.0 million of common stock repurchases were funded by a dividend from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at September 30, 2023 were $898.5 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2023, purchases of $49.0 million of securities were exceeded by $55.2 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.80 billion and $1.98 billion as of September 30, 2023 and December 31, 2022, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2023, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2023
The Bancorp, Inc.	10.92%	15.53%	16.04%	15.53%
The Bancorp Bank, National Association	12.13%	17.26%	17.77%	17.26%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first three quarters of 2023. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors beginning in the second quarter of 2022.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest bearing liabilities at September 30, 2023. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$213,299	$13,539	$16,526	$136,239	$—
Loans, net of deferred loan fees and costs	3,839,366	116,858	362,993	674,938	204,817
Investment securities	402,081	42,335	134,015	80,137	98,068
Interest earning deposits	898,533	—	—	—	—
Total interest earning assets	5,353,279	172,732	513,534	891,314	302,885

Interest bearing liabilities:
Transaction accounts as adjusted(1)	3,227,522	—	—	—	—
Savings and money market	49,428	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	95,771	—	—
Total interest bearing liabilities	3,290,393	—	95,771	—	—
Gap	$2,062,886	$172,732	$417,763	$891,314	$302,885
Cumulative gap	$2,062,886	$2,235,618	$2,653,381	$3,544,695	$3,847,580
Gap to assets ratio	28%	2%	6%	12%	4%
Cumulative gap to assets ratio	28%	30%	36%	48%	52%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at September 30, 2023. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels.

	Net portfolio value at		Net interest income
	September 30, 2023		September 30, 2023
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,158,060	7.30%	$412,039	12.62%
+100 basis points	1,119,623	3.73%	388,932	6.30%
Flat rate	1,079,312	—	365,879	—
-100 basis points	1,032,247	(4.36)%	342,300	(6.44)%
-200 basis points	979,141	(9.28)%	318,403	(12.98)%

Financial Condition

General. Our total assets at September 30, 2023 were $7.47 billion, of which our total loans were $5.20 billion, and our commercial loans, at fair value, were $379.6 million. At December 31, 2022, our total assets were $7.90 billion, of which our total loans were

$5.49 billion, and our commercial loans, at fair value were $589.1 million. The decrease in assets reflected decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At September 30, 2023, we had a total of $898.5 million of interest-earning deposits compared to $864.1 million at December 31, 2022, an increase of $34.4 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities decreased to $756.6 million at September 30, 2023, a decrease of $9.4 million, or 1.2%, from December 31, 2022.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the nine months ended September 30, 2023 and 2022, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $20.2 million at September 30, 2023 and $12.6 million at December 31, 2022. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. Additionally, in the second quarter of 2023, we joined the FHLB of Des Moines, which required a $9.1 million purchase of stock. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At September 30, 2023 and December 31, 2022 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of September 30, 2023 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$9,464	2.69%	$14,301	5.04%	$9,262	3.90%	$33,027
Asset-backed securities	4,287	6.94%	—	—	201,639	7.21%	125,572	7.32%	331,498
Tax-exempt obligations of states and political subdivisions(1)	—	—	2,789	2.80%	1,190	3.83%	654	3.95%	4,633
Taxable obligations of states and political subdivisions	7,546	2.84%	33,043	3.30%	1,128	4.33%	—	—	41,717
Residential mortgage-backed securities	1,432	2.78%	42,872	2.67%	41,686	3.94%	74,051	3.72%	160,041
Collateralized mortgage obligation securities	—	—	5,461	2.66%	290	2.25%	29,841	4.09%	35,592
Commercial mortgage-backed securities	10,728	2.55%	32,520	2.65%	27,409	3.53%	73,191	3.00%	143,848
Corporate debt securities	—	—	—	—	—	—	6,280	—	6,280
Total	$23,993		$126,149		$287,643		$318,851		$756,636
Weighted average yield		3.44%		2.83%		6.25%		4.94%

(1)If adjusted to their taxable equivalents, yields would approximate 3.54%, 4.85%, and 5.00% for one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $379.6 million at September 30, 2023 from $589.1 million at December 31, 2022, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans decreased to $5.20 billion at September 30, 2023 from $5.49 billion at December 31, 2022.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2023	2022
SBL non-real estate	$130,579	$108,954
SBL commercial mortgage	547,107	474,496
SBL construction	19,204	30,864
SBLs	696,890	614,314
Direct lease financing	670,208	632,160
SBLOC / IBLOC(1)	1,720,513	2,332,469
Advisor financing(2)	199,442	172,468
Real estate bridge loans	1,848,224	1,669,031
Other loans(3)	55,800	61,679
	5,191,077	5,482,121
Unamortized loan fees and costs	7,895	4,732
Total loans, including unamortized loan fees and costs	$5,198,972	$5,486,853

	September 30,	December 31,
	2023	2022
SBLs, including costs net of deferred fees of $8,900 and $7,327
for September 30, 2023 and December 31, 2022, respectively	$705,790	$621,641
SBLs included in commercial loans, at fair value	126,543	146,717
Total SBLs(4)	$832,333	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2023 and December 31, 2022, IBLOC loans amounted to $712.6 million and $1.12 billion, respectively.

(2)In 2020, we began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value (“LTV”) ratios of 70% of the business enterprise value based on a third party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $215,000 and $2.6 million at September 30, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of September 30, 2023 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$391,301
PPP loans(1)	2,277
Commercial mortgage SBA(2)	273,122
Construction SBA(3)	10,993
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	109,343
Non-SBA SBLs	34,592
Total principal	$821,628
Unamortized fees and costs	10,705
Total SBLs	$832,333

(1)Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2)Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bank adheres.

(3)Includes $4.1 million in 504 Program first mortgages with an origination date LTV of 50-60% and $6.9 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

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

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of September 30, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$73,598	$71	$18	$73,687	17%
Full-service restaurants	24,413	5,532	1,873	31,818	7%
Funeral homes and funeral services	27,365	—	45	27,410	6%
Car washes	19,000	—	101	19,101	4%
Child day care services	14,951	1,222	1,351	17,524	4%
Outpatient mental health and substance abuse centers	15,489	—	118	15,607	4%
Homes for the elderly	13,032	—	73	13,105	3%
Gasoline stations with convenience stores	12,448	—	152	12,600	3%
Fitness and recreational sports centers	7,790	—	1,764	9,554	2%
Lessors of other real estate property	8,806	—	599	9,405	2%
Offices of lawyers	9,240	—	—	9,240	2%
General warehousing and storage	6,629	—	—	6,629	2%
Plumbing, heating, and air-conditioning companies	5,611	—	927	6,538	2%
Caterers	6,304	—	51	6,355	1%
Limited-service restaurants	2,877	927	2,549	6,353	1%
Specialty trade contractors	4,522	—	471	4,993	1%
Lessors of residential buildings and dwellings	4,847	—	—	4,847	1%
Miscellaneous durable goods merchant	4,792	—	—	4,792	1%
Packaged frozen food merchant wholesalers	4,740	—	—	4,740	1%
Technical and trade schools	4,736	—	—	4,736	1%
All other amusement and recreation	4,182	44	269	4,495	1%
Offices of dentists	3,110	—	66	3,176	1%
Vocational rehabilitation services	—	3,090	—	3,090	1%
Other warehousing and storage	3,082	—	—	3,082	1%
Other(2)	96,517	1,585	27,071	125,173	31%
Total	$378,081	$12,471	$37,498	$428,050	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $106.4 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

(2)Loan types of less than $3.0 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of September 30, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$78,252	$4,306	$3,193	$85,751	20%
Florida	69,092	912	3,355	73,359	17%
North Carolina	38,507	927	1,875	41,309	10%
New York	24,144	1,297	3,170	28,611	7%
New Jersey	17,370	3,357	3,970	24,697	6%
Texas	18,819	—	4,435	23,254	5%
Pennsylvania	20,822	—	802	21,624	5%
Georgia	18,000	576	1,522	20,098	5%
Other States <$15 million	93,075	1,096	15,176	109,347	25%
Total	$378,081	$12,471	$37,498	$428,050	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $106.4 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of September 30, 2023 (in thousands):

Type(1)	State	SBL commercial mortgage
Mental health and substance abuse center	Florida	$9,964
Funeral homes and funeral services	Maine	9,008
Hotel	Florida	8,454
Offices of lawyers	California	8,215
Hotel	North Carolina	6,722
General warehousing and storage	Pennsylvania	6,629
Hotel	Florida	5,781
Hotel	New York	5,724
Hotel	North Carolina	5,635
Mental health and substance abuse center	New Jersey	5,150
Total		$71,282

(1)The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of September 30, 2023 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)(1)	139	$1,848,224	71%	9.30%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)(1)	11	$206,604	76%	8.80%
Hospitality (hotels and lodging)	2	27,392	65%	9.80%
Retail	2	12,282	72%	7.30%
Other	2	9,486	73%	5.00%
	17	255,764	75%	8.69%
Fair value adjustment		(2,704)
Total non-SBA commercial real estate loans, at fair value		253,060
Total commercial real estate loans		$2,101,284	72%	9.24%

(1)In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so they are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of September 30, 2023 (dollars in thousands):

	Balance	Origination date LTV
Texas	$779,935	73%
Georgia	243,097	69%
Florida	204,798	70%
Tennessee	87,846	70%
Michigan	82,493	71%
Ohio	72,356	67%
Indiana	66,432	72%
Other States each <$65 million	564,327	73%
Total	$2,101,284	72%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of September 30, 2023 (dollars in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Texas	44,159	72%
Tennessee	40,000	72%
Texas	39,400	75%
Texas	39,345	79%
Texas	37,259	80%
Michigan	36,733	62%
Florida	34,850	72%
Indiana	33,588	76%
Texas	32,812	62%
Texas	32,616	67%
Michigan	32,500	79%
Oklahoma	31,153	78%
Tennessee	30,361	71%
Georgia	29,290	69%
15 largest commercial real estate loans	$539,586	73%

The following table summarizes our institutional banking portfolio by type as of September 30, 2023 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,007,922	52%
IBLOC	712,591	37%
Advisor financing	199,442	11%
Total	$1,919,955	100%

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

The following table summarizes our ten largest SBLOC loans as of September 30, 2023 (dollars in thousands):

	Principal amount	% Principal to collateral
	$12,232	25%
	9,465	39%
	9,035	44%
	8,715	62%
	8,530	95%
	8,086	77%
	7,906	71%
	7,734	28%
	7,346	75%
	6,827	34%
Total and weighted average	$85,876	54%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of September 30, 2023, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of September 30, 2023 (dollars in thousands):

	Principal balance(1)	% Total
Construction	$118,347	18%
Waste management and remediation services	91,255	14%
Government agencies and public institutions(2)	88,547	13%
Real estate and rental and leasing	58,460	9%
Manufacturing	41,002	6%
Health care and social assistance	33,960	5%
Retail trade	33,917	5%
Finance and insurance	31,004	5%
Professional, scientific, and technical services	26,648	4%
Wholesale trade	16,069	2%
Transportation and warehousing	11,168	2%
Mining, quarrying, and oil and gas extraction	10,712	2%
Water supply and irrigation systems	8,721	1%
Other	100,398	14%
Total	$670,208	100%

(1)Of the total $670.2 million of direct lease financing, $588.2 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2)Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2023 (dollars in thousands):

	Principal balance	% Total
Florida	$99,592	15%
Utah	66,068	10%
California	60,145	9%
Pennsylvania	41,156	6%
New Jersey	38,488	6%
New York	34,802	5%
North Carolina	33,841	5%
Texas	31,400	5%
Maryland	30,563	5%
Connecticut	28,398	4%
Idaho	16,559	2%
Washington	15,439	2%
Georgia	14,202	2%
Ohio	12,683	2%
Alabama	11,165	2%
Other States	135,707	20%
Total	$670,208	100%

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

	September 30, 2023
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$4,785	$30,919	$136,060	$1,146	$172,910
SBL commercial mortgage	15,930	18,120	161,030	444,974	640,054
SBL construction	7,051	—	—	12,318	19,369
Leasing	124,748	522,862	22,598	—	670,208
SBLOC/IBLOC	1,720,513	—	—	—	1,720,513
Advisor financing	87	51,997	147,358	—	199,442
Real estate bridge lending	—	1,848,224	—	—	1,848,224
Other loans	26,434	4,148	7,438	16,775	54,795
Loans at fair value excluding SBL	234,486	18,574	—	—	253,060
	$2,134,034	$2,494,844	$474,484	$475,213	$5,578,575

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$2,277	$—	$—	$2,277
Leasing		522,862	22,598	—	545,460
Advisor financing		51,997	147,358	—	199,355
Other loans		3,619	470	16,775	20,864
Loans at fair value excluding SBL		18,574	—	—	18,574
Total loans at fixed rates		$599,329	$170,426	$16,775	$786,530

Variable rates
SBL non-real estate		$28,642	$136,060	$1,146	$165,848
SBL commercial mortgage		18,120	161,030	444,974	624,124
SBL construction		—	—	12,318	12,318
Real estate bridge lending		1,848,224	—	—	1,848,224
Other loans		529	6,968	—	7,497
Total at variable rates		$1,895,515	$304,058	$458,438	$2,658,011

Total		$2,494,844	$474,484	$475,213	$3,444,541

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

At September 30, 2023, the ACL amounted to $24.1 million, which represented a $1.8 million increase compared to the $22.4 million ACL at December 31, 2022. The increase reflected the impact of higher net charge-offs, as total loans outstanding decreased.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At September 30, 2023, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2023, approximately 45% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2023, approximately 51% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At September 30, 2023, approximately 100% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At September 30, 2023, approximately 72% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At September 30, 2023, approximately 42% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At September 30, 2023, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At September 30, 2023, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	September 30, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$186	$389	$358	$1,256	$2,189	$128,390	$130,579
SBL commercial mortgage	—	1	—	2,945	2,946	544,161	547,107
SBL construction	—	—	—	3,385	3,385	15,819	19,204
Direct lease financing	3,021	1,672	207	3,351	8,251	661,957	670,208
SBLOC / IBLOC	11,947	2,691	75	475	15,188	1,705,325	1,720,513
Advisor financing	—	—	—	—	—	199,442	199,442
Real estate bridge loans	—	—	—	—	—	1,848,224	1,848,224
Other loans	302	40	37	3,688	4,067	51,733	55,800
Unamortized loan fees and costs	—	—	—	—	—	7,895	7,895
	$15,456	$4,793	$677	$15,100	$36,026	$5,162,946	$5,198,972

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge loans	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended		For the year ended
	or as of September 30,		or as of December 31,
	2023	2022	2022
Ratio of:
ACL to total loans	0.46%	0.37%	0.41%
ACL to non-performing loans(1)	153.04%	237.93%	123.40%
Non-performing loans to total loans(1)	0.30%	0.16%	0.33%
Non-performing assets to total assets(1)	0.46%	0.35%	0.50%
Net charge-offs to average loans	0.05%	0.02%	0.03%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.46% as of September 30, 2023 from 0.37% at September 30, 2022. The increase resulted from a decrease in total loans while the ACL increased. The increase in the ACL reflected $970,000 of increased reserves on specific distressed credits, in addition to the impact of higher net charge-offs and higher qualitative components related to increased risk levels for economic factors and for collateral risks related to leasing. See “Note 6. Loans” to the unaudited consolidated financial statements herein.

The ratio of the ACL to non-performing loans decreased to 153.04% at September 30, 2023, from 237.93% at September 30, 2022, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, the ratio of non-performing loans to total loans also increased to 0.30% at September 30, 2023 from 0.16% at September 30, 2022.

The ratio of non-performing assets to total assets increased to 0.46% at September 30, 2023 from 0.35% at September 30, 2022, again reflecting the increase in non-performing loans.

The ratio of net charge-offs to average loans was 0.05% for the nine months ended September 30, 2023 and 0.02% for the nine months ended September 30, 2022. While net charge-offs increased between those periods, increases in average loans partially offset the impact of such increases.

Net Charge-offs

Net charge-offs were $2.6 million for the nine months ended September 30, 2023, an increase of $1.6 million from net charge-offs of $1.0 million during the nine months ended September 30, 2022. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

	September 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$871	$—	$—	$2,804	$—	$—	$—	$3
Recoveries	(446)	(75)	—	(220)	—	—	—	(299)
Net charge-offs	$425	$(75)	$—	$2,584	$—	$—	$—	$(296)

Average loan balance	$120,845	$518,304	$28,264	$660,022	$1,885,857	$187,414	$1,808,924	$57,218
Ratio of net charge-offs during the period to average loans during the period	0.35%	(0.01)%	—	0.39%	—	—	—	(0.51)%

	September 30, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$861	$—	$—	$312	$—	$—	$—	$—
Recoveries	(57)	—	—	(108)	—	—	—	—
Net charge-offs	$804	$—	$—	$204	$—	$—	$—	$—

Average loan balance	$124,761	$400,454	$28,129	$563,128	$2,160,044	$146,506	$1,005,043	$48,651
Ratio of net charge-offs during the period to average loans during the period	0.64%	—	—	0.04%	—	—	—	—

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $18.8 million of OREO at September 30, 2023 and $21.2 million of OREO at December 31, 2022. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,256	$1,249
SBL commercial mortgage	2,945	1,423
SBL construction	3,385	3,386
Direct leasing	3,351	3,550
IBLOC	475	—
Legacy commercial real estate and Other loans	3,688	692
Consumer - home equity	—	56
Total non-accrual loans	15,100	10,356

Loans past due 90 days or more and still accruing	677	7,775
Total non-performing loans	15,777	18,131
OREO	18,756	21,210
Total non-performing assets	$34,533	$39,341

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in “Note 6. Loans“ to the unaudited consolidated financial statements herein. Modifications made after January 1, 2023 will be reported under the new loan modification guidance. As of September 30, 2023, there was one modified loan reportable under the new guidance, with a balance of $156,000, which had a $2,200 reduction in monthly payment for 6 months.

We had no commitments to extend additional credit to loans classified as either modified or troubled debt restructurings as of September 30, 2023 or December 31, 2022.

The following table provides information about credit deteriorated loans at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$419	$1,895	$—	$344	$—
SBL commercial mortgage	2,034	2,034	—	899	—
Direct lease financing	115	285	—	55	—
Legacy commercial real estate	—	—	—	2,664	—
Consumer - home equity	231	231	—	262	7
With an ACL recorded
SBL non-real estate	918	918	(566)	915	2
SBL commercial mortgage	911	911	(419)	1,732	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,236	3,236	(774)	2,612	—
IBLOC	475	475	(17)	119	—
Legacy commercial real estate and Other loans	3,688	3,688	(11)	1,336	—
Total
SBL non-real estate	1,337	2,813	(566)	1,259	2
SBL commercial mortgage	2,945	2,945	(419)	2,631	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,351	3,521	(774)	2,667	—
IBLOC	475	475	(17)	119	—
Legacy commercial real estate and Other loans	3,688	3,688	(11)	4,000	—
Consumer - home equity	231	231	—	262	7
	$15,412	$17,058	$(1,831)	$14,323	$9

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL recorded
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

We had $15.1 million of non-accrual loans at September 30, 2023, compared to $10.4 million of non-accrual loans at December 31, 2022. The $4.7 million increase in non-accrual loans was primarily due to $12.0 million of loans placed on non-accrual status, partially offset by $3.3 million transferred to repossessed vehicle inventory, $2.3 million of charge-offs, $1.3 million of payments and $400,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $677,000 at September 30, 2023 and $7.8 million at December 31, 2022. The $7.1 million decrease reflected $1.8 million of additions partially offset by $4.3 million of loan payments, $3.6 million transferred to non-accrual loans, $737,000 transferred to OREO, and $207,000 of charge-offs.

We had $18.8 million of OREO at September 30, 2023 and $21.2 million of OREO at December 31, 2022. The change in balance reflected $737,000 transferred from loans past due 90 days or more still accruing interest, $2.0 million of sales and $1.2 million of charge-offs. The balance at both dates included $15 million for a Florida mall property, for which a developer, who is working to develop the property, has made a deposit. The property was reappraised in May 2023 and the appraised value continues to exceed the $15 million carrying value.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2023 and December 31, 2022, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $29.0 million at September 30, 2023, compared to $18.4 million at December 31, 2022. The increase reflected the acquisition of equipment for a new data center and the buildout of the newly leased space for the relocation of the Sioux Falls, South Dakota.

Other assets

Other assets amounted to $127.1 million at September 30, 2023 compared to $89.2 million at December 31, 2022. The higher balance reflected a $14.8 million loan payoff, made prior to quarter end, for which the funds were received from the loan servicer after quarter-end.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid and debit card and other payments related deposit accounts. One of our strategic focuses is growing these accounts through affinity groups. At September 30, 2023, we had total deposits of $6.50 billion compared to $7.03 billion at December 31, 2022, a decrease of $525.6 million, or 7.5%. The change primarily reflected a $330.0 million decrease in short-term time deposits which matured in the first quarter of 2023.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,343,711	2.25%	$5,670,818	0.70%
Savings and money market	88,738	3.70%	510,370	1.67%
Time	27,802	4.11%	86,907	3.15%
Total deposits	$6,460,251	2.28%	$6,268,095	0.82%

(1)Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were no borrowings on either line at September 30, 2023 or December 31, 2022. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended September 30, 2023	—	N/A
Average during the year	6,758	60,312
Maximum month-end balance	450,000	495,000
Weighted average rate during the period	4.62%	2.55%
Rate at period end	—	—

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

Borrowings

At September 30, 2023, we had other long-term borrowings of $9.9 million compared to $10.0 million at December 31, 2022. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $68.5 million at September 30, 2023, compared to $56.3 million at December 31, 2022.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended September 30, 2023 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2022 Form 10-K.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
July 1, 2023 - July 31, 2023	272,227	$36.21	272,227	$40,143
August 1, 2023 - August 31, 2023	245,200	37.32	245,200	30,992
September 1, 2023 - September 30, 2023	168,051	35.66	168,051	25,000
Total	685,478	36.47	685,478	25,000

(1)During the third quarter of 2023, all shares of common stock were repurchased pursuant to the 2023 Repurchase Program, which was approved by the Board on October 26, 2022 and publicly announced on October 27, 2022. Under the 2023 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $25.0 million per quarter, for a maximum amount of $100.0 million in 2023. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

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

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.2	Amended and Restated Bylaws(incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 16, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

November 9, 2023	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 9, 2023	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary