Form 10-K
period 2023-12-31
Bancorp, Inc.
filed 2024-02-29
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2023 of $32.65 was approximately $1.72 billion.

As of February 26, 2024, 52,748,985 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “should” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify these forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” “our,” “the holding company” or similar terms, are to The Bancorp, Inc. and its subsidiaries.

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

Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Item 1A, “Risk Factors” herein and in our other public filings with the Securities and Exchange Commission (the “SEC”), as well as the following:

•an inconsistent recovery from an extended period of unpredictable economic and growth conditions in the U.S. economy may adversely impact our assets and operating results and result in increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for credit losses;

•weak economic and credit market conditions, either globally, nationally or regionally, may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;

•changes in the interest rate environment, particularly in response to inflation, could adversely affect our revenue and expenses and the availability and cost of capital, cash flows and liquidity;

•volatility in the banking sector (including perception of such conditions) and responsive actions taken by governmental agencies to stabilize the financial system could result in increased regulation or liquidity constraints;

•operating costs may increase;

•adverse legislation or governmental or regulatory policies may be promulgated;

•we may fail to satisfy our regulators with respect to legislative and regulatory requirements;

•management and other key personnel may leave or change roles without effective replacements;

•increased competition may reduce our client base or cause us to lose market share;

•the costs of our interest-bearing liabilities, principally deposits, may increase relative to the interest received on our interest-bearing assets, principally loans, thereby decreasing our net interest income;

•loan and investment yields may decrease, resulting in a lower net interest margin;

•geographic concentration could result in our loan portfolio being adversely affected by regional economic factors;

•the market value of real estate that secures certain of our loans may be adversely affected by economic and market conditions and other conditions outside of our control such as lack of demand, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses and occupancy rates;

•cybersecurity risks, including data security breaches, ransomware, malware, “denial of service” attacks and identity theft, could result in disclosure of confidential information, operational interruptions and legal and financial exposure;

•natural disasters, pandemics, other public health crises, acts of terrorism, geopolitical conflict, including sanctions, war or armed conflict, such as the conflicts between Russia and Ukraine and Israel and Hamas and the possible expansion of such conflicts in surrounding areas, or other catastrophic events could disrupt the systems of us or third party service providers and negatively impact general economic conditions;

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business;

•our internal controls and procedures may fail or be circumvented, and our risk management policies may not be adequate; and

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

PART I

ITEM 1. BUSINESS.

Overview

The Bancorp, Inc. (“the Company,” “we,” “us,” “our” or “the holding company”) is a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association (“the “Bank”). The vast majority of our revenue and income is generated through the Bank. As described more fully below, our business strategy is focused on payments and deposit related activities. We expect our payments business to generate non-interest income and attract stable, lower cost deposits which we then seek to deploy into lower risk assets in specialized markets through our specialty lending activities.

Our national specialty lending segment includes institutional banking, commercial real estate bridge lending, small business lending and commercial fleet leasing. Our institutional banking business line offers securities-backed lines of credit (“SBLOC”) and insurance policy cash value-backed lines of credit (“IBLOC”) through affinity groups such as investment advisors. SBLOCs and IBLOCs are collateralized by marketable securities and the cash value of insurance policies, respectively, and are typically offered in conjunction with brokerage accounts. Our institutional banking business line also offers financing to investment advisors, made for purposes of debt refinance, acquisition of another firm or internal succession. Additionally, we offer commercial real estate bridge loans (sometimes referred to herein as “REBL” or “real estate bridge loans”), the vast majority of which are collateralized by apartment buildings. We also offer small business loans (“SBLs”) which are comprised primarily of Small Business Administration (“SBA”) loans and vehicle fleet leasing and, to a lesser extent, other equipment leasing (“direct lease financing”) to small- and medium-sized businesses. Vehicle fleet and equipment leases consist of commercial vehicles including trucks and special purpose vehicles and equipment.

At December 31, 2023, loan types and amounts were:

•SBLOC and IBLOC –$1.63 billion, or approximately 29% of total loans and commercial loans, at fair value;

•Investor advisor financing –$221.6 million, or approximately 4% of total loans and commercial loans, at fair value;

•Direct lease financing –$685.7 million, or approximately 12% of total loans and commercial loans, at fair value;

•Commercial real estate bridge loans, at fair value (excluding SBA, at fair value) –$213.5 million, or approximately 4% of total loans and commercial loans, at fair value;

•REBL –$2.00 billion, or approximately 35% of total loans and commercial loans, at fair value; and

•SBL (including SBA, at fair value) –$896.2 million (including SBA held at fair value), or approximately 16% of total loans and commercial loans, at fair value.

Commercial real estate loans, at fair value consist of REBL loans originated for securitization but which we now intend to hold on our balance sheet. Our investment portfolio amounted to $747.5 million at December 31, 2023, representing a decrease from the prior year.

The majority of our deposits and non-interest income are generated in our payments segment, or Fintech Solutions Group, which consists of consumer transaction accounts accessed by Bank-issued prepaid or debit cards and payment companies that process their clients’ corporate and consumer payments, automated clearing house (“ACH”) accounts, the collection of card payments on behalf of merchants and other payments through our Bank. The card-accessed deposit accounts are comprised of debit and prepaid card accounts that are generated by companies that market directly to end users. Our card-accessed deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or Mastercard. Consumer transaction account banking services are provided to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, which we refer to as “affinity or private label banking.” These services include loan and deposit accounts for investment advisory companies through our Institutional Banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth with Stable Deposits and Generate Non-Interest Income from Prepaid and Debit Card Accounts and Other Payment Processing. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund these loans and investments through a variety of sources that provide stable deposits, which are lower cost compared to certain other types of funding. Funding sources include prepaid and debit card accounts and balances generated through servicing companies providing various types of payment processing. We derive the largest component of our deposits and non-interest income from our prepaid, debit card and other payment related operations.

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer Bases to Market our Services through Private Label Banking. We seek to continue to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will continue to generate stable and lower cost deposits compared to certain other funding sources, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

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

We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates may be fixed. Such fees comprise the majority of the interest expense on deposits in our consolidated statement of operations.

Service Companies which Provide Payment Services to Businesses and Individuals. We process payments through the banking system for payment companies which aggregate their clients’ payments using our infrastructure to transmit funds to the destination financial institutions of payees.

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

Specialty Finance: Lending Activities

Lending activities within our specialty lending segment include SBLOC, IBLOC and investment advisor loans, direct lease financing and SBLs.

SBLOC, IBLOC and Investment Advisor Financing. We make SBLOC loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time. Maximum SBLOC line amounts are calculated by applying a standard “advance rate” calculation against the eligible security type depending on asset class: typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. Substantially all SBLOCs have full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank. See Item 1A, “Risk Factors—The Bank may suffer losses in its loan portfolio despite its underwriting practices.”

We also make loans which are collateralized by the cash surrender value of eligible life insurance policies, or IBLOCs. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with our standards. Additionally, the Bank utilizes assignments of cash surrender value.

The Bank also originates loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are limited to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

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

SBLs. SBLs, or small business loans, consist primarily of SBA loans. We participate as an SBA Preferred Lender in two ongoing loan programs established by the SBA: the 7(a) Loan Guarantee Program (the “7(a) Program”) and the 504 Fixed Asset Financing Program (the “504 Program”). The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long- or short-term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. While 7(a) Program loans have historically had five to seven year average lives, they initially reprice between 90 days to 60 months, at which point rates are variable and adjust on a quarterly basis based on prime rate changes. 7(a) Program loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow. 7(a) Program loans must be secured by all available business assets and personal real estate until the recovery value equals the loan amount or until all personal real estate of the borrower has been pledged. Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%. Loan guarantees can range up to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

The SBA loan guaranty is typically paid to the lender after the liquidation of all collateral, but may be paid prior to liquidation of certain assets, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations, and we risk loss of the guarantee should we fail to comply. For further discussion of compliance risk and other risks associated with our SBA loans, see Item 1A, “Risk Factors— The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs, our ability to comply with applicable SBA lending requirements and our ability to successfully manage related risks.”

The 504 Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment; and debt refinancing. A 504 Program loan may not be used for working capital, trading asset purchases or investment in rental real estate. In a 504 Program financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company (“CDC”) provides 40% of the financing amount. If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien. Personal guarantees of the principal owners of the business are required. The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 Program loans would be curtailed or terminated. Certain basic loan terms, as with the 7(a) Program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees. While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral. 504 Program loans generally have rates which are variable after an initial five year period, at which point rates adjust every 90 days or 60 months based on prime rate changes.

SBA 7(a) Program and 504 Program loans may include construction advances which are subject to risk inherent to construction projects, including environmental risks, engineering defects, contractor risk and risk of project completion. Delays in construction may also compromise the owner’s business plan and result in additional stresses on cash flow required to service the loan. Higher than expected construction costs may also result, impacting repayment capability and collateral values.

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

Non-SBA Commercial Loans, at Fair Value and Real Estate Bridge Lending. Prior to 2020, we originated commercial real estate loans for sale into securitizations. In 2020, we decided to retain the loans which had not been sold on our balance sheet and continue to account for such loans at fair value. These loans are collateralized by various types of commercial real estate, primarily multi-family (apartment buildings) but also include legacy amounts of retail, hotel and office real estate, and do not have recourse to the borrower (except for carve-outs such as fraud) and, accordingly, generally depend on cash reserves and cash generated by the underlying properties for repayment. In the third quarter of 2021, we resumed the origination of apartment loans, which we also plan to retain and which are transitional commercial mortgage loans to improve and rehabilitate existing properties that already have cash flow. While these loans generally have three year terms, the vast majority are variable rate, with monthly rate adjustments and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although such loans generally require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.

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

Payments Products and Services Offered Through Our Fintech Solutions Group

We provide a variety of checking and savings accounts and other banking services to fintech companies and other affinity groups, which may vary and which include fraud detection, anti-money laundering, consumer compliance and other regulatory functions, reconciliation, sponsorship in Visa or Mastercard associations, ACH processing, rapid funds transfer and other payment capabilities.

Card Issuing Services. We issue debit and prepaid cards to access diverse types of deposit accounts including: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our accounts are offered to end users throughout the United States through our relationships with fintech companies, benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and others. Our cards are network-branded through our agreements with Visa, Mastercard, and Discover. The majority of fees that we earn result from contractual fees paid by third-party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. These accounts have demonstrated a history of stability and lower cost compared to certain other types of funding.

Card Payment, Bill Payment and ACH Processing. We act as the depository institution for the processing of credit and debit card payments made to various businesses, which require collection through associations such as Visa and Mastercard. We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as bill payment companies for which we process ACH payments enabling those organizations to more easily process electronic payments and to better manage their risk of loss. These accounts are a source of demand deposits and fee income.

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

•access to automated teller machine (“ATM”) networks;

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

Sales and Marketing

Affinity Group Banking Relationships. Our sales and marketing efforts to existing and potential affinity group organizations and fintech companies are national in scope. We use a personal sales/targeted media advertising approach to market to these clients and business partners. Under our direction, the affinity group organizations with which we have relationships perform additional sales and marketing functions to the ultimate individual customers. Our marketing program to affinity group organizations consists of:

•print and digital advertising;

•attending and creating presentations at trade shows and other events for targeted affinity organizations; and

•direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Technology and Cybersecurity

Primary System Architecture. We provide financial products and services through a secure, tiered architecture using commercially available software and with third-party providers whom we believe to be industry leaders. We maintain a platform of web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base. User activity is distributed across our service offerings, with internally developed software and cloud services, as well as third-party platforms and processors. The goal of our systems design is to service our client requirements efficiently, which has been accomplished using data and service replication between data centers and cloud platforms for our critical applications. The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands. In addition to built-in redundancies, we monitor our systems using automated internal tools, and use independent third parties to validate our controls.

Cybersecurity. We have an established Cybersecurity Program that is mapped to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security® (“CIS”) Critical Security Controls, the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool and relevant ISO standards. The Bancorp obtains annual Payment Card Industry (“PCI”) certification. Highlights of the program include:

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit accounts, our largest source of funding and fee income, competitors include Pathward Financial and for SBLOC competitors include TriState Capital. For SBA loans, our competitors include Live Oak Bank, and for leasing our competitors include Enterprise. For REBL loans, competitors include companies such as Bridge Investment Group. Significant costs of entry include consumer protection compliance, and Bank Secrecy Act (“BSA”) and other regulatory compliance costs, which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

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

The risks associated with our competitors are more fully discussed in Item 1A, “Risk Factors.”

Human Capital Management

We believe that human capital management is an essential component of our continued growth and success. Key human capital resources and management strategies are described below.

Employees. As of December 31, 2023, we had 757 full-time employees and believe our relationship with our employees to be good. None of our employees are covered by a collective bargaining agreement. Our workforce as of that date included approximately 50% women and 24% racial and ethnic minorities.

Oversight. The Company’s Chief Human Resources Officer reports directly to the President and Chief Executive Officer (“CEO”) and oversees most aspects of the employee experience, including talent acquisition, learning and development, talent management, employee relations, payroll, compensation and benefits. The Company’s Chief Diversity Officer (“CDO”) oversees diversity and inclusion efforts and, in 2023, reported directly to the President and CEO in that regard. The Company’s Board of Directors (the “Board”) and executive management receive regular updates on human capital management efforts, including diversity and inclusion initiatives.

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

Total Rewards and Employee Well-Being. The Company is committed to providing competitive benefit programs designed with the everyday needs of our employees and their families in mind. Full-time employees are eligible for healthcare coverage, life and disability coverage, retirement benefits, paid and unpaid leave, employee assistance programs, and tuition reimbursement. These programs offer resources that promote employee well-being in various aspects, including mental, physical, and financial wellness.

Diversity and Inclusion. We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. With this vision in mind, the Company’s diversity and inclusion strategy focuses on five key pillars: Organizational Commitment, Workforce Practices, Community Engagement, Supplier Diversity and Transparency. Led by the CDO, the Company’s Internal Diversity & Inclusion Council implements initiatives that promote these core values at all levels of the Company, such as training, employee resource groups (“ERGs”), community service activities, and an annual Diversity & Inclusion Week. These efforts are supported by the Company’s employee resource groups (“ERGs”). In 2023, the Company launched an additional ERG, increasing its total number of ERGs from seven to eight: Black Professionals, Employees Who Serve, The Green Team, Health & Wellness, HOLA, PRIDE, Women’s Initiative Network, and Working Families. Open to all employees, our ERGs give employees the opportunity to connect with their colleagues and work to provide greater organizational awareness of the unique issues related to women, people of color, caregivers, community service, health and wellness, the environment and, with the addition of the eighth ERG (PRIDE), LGBTQ+ employees.

Employee Engagement. The Company strives to foster and maintain a workplace that offers a positive, inclusive culture for all employees and uses annual employee engagement surveys to gather employee feedback. These survey results are considered in the planning and implementation of employee programs, initiatives, and communications.

Regulation and Supervision

Overview

The Bancorp, Inc. is a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company maintains its headquarters in Sioux Falls, South Dakota. The Company’s subsidiary, The Bancorp Bank, National Association, is a nationally chartered and federally insured commercial bank supervised and examined by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”). On September 15, 2022, the Bank converted from a state-chartered bank regulated by the FDIC and the Delaware Office of the State Bank Commissioner to a federally chartered bank regulated by the OCC. On February 1, 2023, the Bank relocated its main office from Wilmington, Delaware to Sioux Falls, South Dakota.

Both the Company and the Bank are subject to extensive regulation in connection with their respective activities and operations. The regulatory framework by which both the Company and Bank are supervised and examined is complex and dynamic and is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system. This framework includes acts of the U.S. Congress (“Congress”), regulations, policy statements and guidance, and other interpretative materials that define the obligations and requirements for entities participating in the U.S. banking system. Moreover, regulation of holding companies and their subsidiaries is subject to continual revision, both through statutory changes and corresponding regulatory revisions as well as through evolving supervisory objectives of applicable banking agencies that supervise the Company and the Bank.

The requirements and restrictions under federal and state laws to which the Bank is subject include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations. Any change in the regulatory requirements and policies by the OCC, the Federal Reserve, other federal regulatory agencies, Congress, or the states in which we operate, or where our customers reside, could have a material adverse impact on the Company, the Bank, and our operations.

In addition to regulation and supervision by the Federal Reserve Bank (“FRB”), the Company is a reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is required to file reports with the Securities and Exchange Commission (“SEC”) and otherwise comply with federal securities laws.

Set forth below is a summary of certain regulatory requirements applicable to the Company and the Bank. Descriptions of statutes and regulations in this summary are not intended to be complete explanations of such statutes and regulations, or their effects on the Bank or the Company, and are qualified in their entirety by reference to the actual statutes and regulations. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our business, financial condition, results of operations and prospects.

Federal Regulation

As a financial holding company, the Company is subject to regular examination by the Federal Reserve and must file quarterly reports and provide any additional information the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended (the “BHCA”), a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another financial holding company, without prior approval of the Federal Reserve.

Permitted Activities The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

Change in Control Additionally, under the Change in Bank Control Act and the BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a publicly-traded bank holding company such as The Bancorp, Inc., control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

Limitations on Company Dividends It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Holding Company Liability” below. Federal Reserve policies also affect the ability of a financial holding company to pay in-kind dividends.

Limitations on Bank Dividends Various federal provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Additionally, a dividend may not be paid in excess of a bank’s retained earnings. Moreover, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under other regulatory capital rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. Additionally, regulators are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Holding Company Liability Under Federal Reserve policy as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources. As discussed below under “Prompt Corrective Action” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Capital Adequacy The Federal Reserve and OCC have issued standards for measuring capital adequacy for financial holding companies and banks that are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any bank regulatory applications. As discussed below under “Prompt Corrective Action” a failure to meet minimum capital requirements could subject the Company or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

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

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2023, the Company and the Bank had total capital to risk-adjusted assets ratios of 16.23% and 17.92%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 15.66% and 17.35%, respectively.

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines to supplement the risk-based capital guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. However, banks under $10 billion in assets typically maintain a Tier 1 capital to adjusted average total assets ratio exceeding 8%. Currently, the Bank’s internal guidelines suggest a ratio of 9%. The regulatory guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2023, the Company and the Bank had leverage ratios of 11.19% and 12.37%, respectively.

The federal banking agencies’ standards provide that concentration of credit risk and certain risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors when assessing a financial institution’s overall capital adequacy. The risk-based capital standards also provide for the consideration of interest rate risk in the determination of a financial institution’s capital adequacy, which requires financial institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Dodd-Frank also includes provisions referred to as the “Collins Amendment,” which subject bank holding companies to the same capital requirements as their bank subsidiaries and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital were grandfathered, but any such securities issued later are not eligible as regulatory capital. The Company’s $13.4 million of outstanding trust preferred securities qualified as Tier 1 capital under this grandfathering.

Basel III Capital Rules The federal banking agencies have adopted rules, referred to as the Basel III rules, which implement the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards. The Basel III rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the specific requirements of the Basel III rules.

Minimum capital ratios in effect at December 31, 2023 were as follows:

•4.5% CET1 to risk-weighted assets;

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer was designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Thus, the Company and the Bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% if CET1 or all such items, in the aggregate, exceed 15% of CET1.

With respect to the Bank, the Basel III rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III rules did not change the total risk-based capital requirement for any PCA category.

The Basel III rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures resulting in higher risk weights for a variety of asset classes.

As of December 31, 2023, we were in compliance with the Basel III rules. We remain in compliance with such rules and believe the Company and the Bank will continue to be able to meet targeted capital ratios. Actual ratios as of December 31, 2023 are shown in the following paragraph.

Prompt Corrective Action Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2023, the Company’s total risk-based capital ratio was 16.23%, Tier 1 risk-based capital ratio was 15.66%, and leverage ratio was 11.19% while the Bank’s ratios were 17.92%, 17.35% and 12.37%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.

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

Brokered Deposits A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Prior to June 30, 2021, the majority of the Bank’s deposits were classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties. In December 2020, the FDIC issued a regulation which resulted in the reclassification of the majority of the Bank’s deposits from brokered to non-brokered, which generally resulted in a reduction of FDIC insurance expense rates. See “Insurance of Deposit Accounts” below. These designations are subject to the FDIC’s ongoing assessment and there can be no assurance that such classifications will be permanent.

Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Insurance of Deposit Accounts The Bank’s deposits are insured to the maximum extent permitted by the DIF. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. FDIC insurance is backed by the full faith and credit of the United States government.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on the Bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors and its assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above-referenced rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2023, the Bank’s DIF assessment rate was 5 basis points, subject to increase at any time in the future.

Pursuant to Dodd-Frank, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), or the ratio of the DIF to insured deposits of the total industry. In 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by the statutory deadline of September 30, 2028 and, based on this update, increased the initial base deposit insurance assessment rate schedules applicable to all insured depository institutions uniformly by 2 basis points. The increase was effective as of January 1, 2023 and applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023).

Loans-to-One Borrower Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. At December 31, 2023, the Bank’s limit on loans to one borrower was $141.2 million. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by marketable securities.

Transactions with Affiliates and other Related Parties There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including the Company and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2023, the Company was not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. At December 31, 2023 and 2022, loans to these related parties amounted to $5.7 million and $5.5 million respectively.

Standards for Safety and Soundness The FDIA requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and interagency guidelines to implement these safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Privacy and Information Security Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank has adopted privacy standards that we believe will satisfy regulatory scrutiny and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms. The Gramm-Leach-Bliley Act (the “GLBA”) and other laws require us to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to provide for the security and confidentiality of customer records and information. As a result, we have implemented and continue to assess and improve our security and privacy policies and procedures to protect personal and confidential information.

Data privacy and data protection are areas of increasing regulatory focus, particularly at the state level. Following enactment of the California Consumer Protection Act of 2018 (as modified by the California Privacy Rights Act, the “CCPA”) which became effective in January 2020, we made operational adjustments in response to the law and its regulations. The CCPA gives California consumers each of the following rights: to request disclosure of information collected about them and be informed about whether such information has been sold or shared; to request deletion of personal information (subject to certain exceptions); to opt out of the sale of such consumer’s personal information; and to not be discriminated against for having exercised the foregoing rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to GLBA. More states including, but not limited to, Colorado, Connecticut, Utah and Virginia, have implemented or are considering implementing similar legislation in the future. We believe that the Company is taking the necessary steps to comply with these evolving laws.

Fair and Accurate Credit Transactions Act of 2003 The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

Section 315 of the FACT Act requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In accordance with this rule, the Bank adopted such a program.

Cybersecurity The federal banking regulators regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack.

Pursuant to a joint final rule issued by the federal banking agencies that became effective in May 2022, a banking organization must notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. The final rule also requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when computer-security incidents or unauthorized access to customers’ nonpublic personal information have occurred.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

Anti-Money Laundering, Sanctions, and Related Regulations The BSA requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing. These rules are administered by the Financial Crimes Enforcement Network, (“FinCEN”), a bureau of the U.S. Department of the Treasury. Under the law, the Bank must have a written BSA/Anti-Money Laundering (“AML”) program which has been approved by the board of directors and contains the following key requirements: (1) appointment of responsible persons to manage the program, including a BSA Officer; (2) ongoing training of all appropriate Bank staff and management on BSA-AML compliance; (3) development of a system of internal controls (including appropriate policies, procedures and processes); and (4) required independent testing to ensure effective implementation of the program and appropriate compliance. Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting, monitoring of customer activity and transactions and filing a suspicious activity report when warranted. The BSA also contains numerous recordkeeping requirements.

USA PATRIOT Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) expanded provisions of the BSA, criminalized the financing of terrorism and augmented the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to implement a written customer identification program, have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA") was enacted, amending the Bank Secrecy Act ("BSA").The AMLA was intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws, to include goals of preventing money laundering , terrorism financing, tax evasion and fraud. impacting our operations. Key provisions include the codification of a risk-based approach to anti-money laundering compliance, the requirement for the U.S. Department of the Treasury to establish priorities for anti-money laundering policies, and the development of standards for testing technology and internal processes related to BSA compliance.

Additionally, the AMLA imposed ultimate beneficial ownership reporting requirements via corporate transparency requirements, subject to multiple categories of exemptions. In June 2021, the Financial Crimes Enforcement Network ("FinCEN") issued priorities for anti-money laundering and countering the financing of terrorism policy as mandated by AMLA. These national priorities, including corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing, guide our compliance efforts. Certain statutory provisions in the AMLA are expected to require additional rulemakings, reports and other measures by FinCEN, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. The Company has implemented the required customer identification program and the other required elements of these laws and related regulations.

Under the USA PATRIOT Act, FinCEN can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank must search its records for any relationships or transactions with persons on those lists and, if it finds any such relationships or transactions, must report specific information to FinCEN and implement other internal compliance procedures in accordance with the Bank’s BSA/AML compliance procedures.

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

Unfair or Deceptive or Abusive Acts or Practices Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce. Dodd-Frank codified this prohibition and expanded it even further by prohibiting abusive practices. These prohibitions, commonly referred to as “UDAAP,” apply to all areas of the Bank’s operations, including its marketing and advertising practices, product features, account agreements terms and conditions, operational practices, and the conduct of third parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to the marketplace.

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

The Bank is subject to numerous federal consumer protection laws related to its lending activities, including but not limited to: (1) the Truth in Lending Act, governing disclosures of credit terms to consumer borrowers; (2) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; (3) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; (4) the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures; (5) the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; (6) the Home Ownership and Equity Protection Act prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards; (7) the Service Members Civil Relief Act, postponing or suspending some civil obligations of service members during periods of transition, deployment and other times; and (8) related rules and regulations of the various federal agencies charged with implementing these federal laws. In addition, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

Deposit-related activities of the Bank are also subject to various consumer protection laws, including but not limited to: (1) the Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions; (2) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; (3) the Expedited Funds Availability Act, which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors; (4) the Electronic Fund

Transfer Act, which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services as well as the process for reporting and investigating errors; and (5) related rules and regulations of various federal agencies charged with implementing these federal laws.

Prepaid Account Rule Amending Regulation E and Regulation Z The Consumer Financial Protection Bureau (“CFPB”) has adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (the “Prepaid Rule”). The Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (1) establishment of a definition of “prepaid account” within Regulation E to include reloadable and non-reloadable physical cards, as well as codes or other devices; (2) modification of Regulation E to require prescribed disclosures be provided to the consumer; (3) extending to prepaid accounts the periodic transaction history and statement requirements of Regulation E applicable to payroll and federal government benefit accounts; (4) extending the error resolution and limited liability provisions of Regulation E applicable to payroll cards to registered network branded prepaid cards; (5) requiring financial institutions to post prepaid account agreements to the issuers’ websites and to submit them to the CFPB; (6) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts providing overdraft protection and other credit features; (7) requiring a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting an issuer from adding such services or features for at least 30 calendar days after the consumer registers the prepaid account; and (8) prohibiting application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features. The Bank has evaluated the impact of the Prepaid Rule on its operations and its third-party relationships and established internal processes accordingly.

Community Reinvestment Act Under the Community Reinvestment Act of 1977 (“CRA”), a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires financial institutions to delineate one or more assessment areas within which the regulator evaluates the bank’s record of helping to meet the credit needs of its community. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be considered when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three tests which are part of the traditional CRA evaluation. As an alternative to the traditional evaluation tests, the CRA permits a financial institution to develop its own strategic plan with specific goals for CRA compliance and related performance ratings. If its strategic plan is approved by its regulator, the financial institution’s CRA ratings will be applied based on its performance under the strategic plan.

The Bank operates its CRA program under a strategic plan approved by its regulator. While operating as a state-chartered institution under the supervision of the FDIC, the Bank operated under an FDIC-approved strategic plan covering the period of January 1, 2021 through December 31, 2023. In 2022, after converting to a national bank under the supervision of the OCC, the Bank revised its strategic plan, which was approved by the OCC on December 15, 2022. The current strategic plan covers the period of January 1, 2023 through December 31, 2025. The Bank continues to closely monitor its performance in alignment with the strategic plan to meet the lending, service and investment requirements it contains. Additionally, the Bank was assigned a “Satisfactory” CRA rating in its most recent CRA performance evaluation, which was completed in February 2023.

On October 24, 2023, the OCC, FDIC and Federal Reserve issued a final rule to modernize CRA regulations. The rule encourages banks to expand access to credit, investment and banking services in low-income to moderate-income communities and adapts CRA regulations to changes in the banking industry, including internet and mobile banking. The changes are also intended to provide greater clarity and consistency in the application of CRA regulations while tailoring CRA evaluations and data collection to bank size and type. Most of the rule’s requirements will be applicable beginning January 1, 2026. The revised regulations permit banks to meet their CRA requirements within an individually tailored strategic plan. Accordingly, prior to the December 31, 2025 expiration of our current CRA strategic plan, we plan to submit a new strategic plan to the OCC for their approval.

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

Reserve Requirements Federal Reserve regulations require banks to maintain reserves against their demand deposits, with lesser reserves on limited transaction accounts, after subtraction of exempted amounts. For 2023, the exemptions for demand deposits and limited transaction accounts were, respectively, $36.1 million and $644.0 million. At December 31, 2023, the Bank had $1.03 billion in cash and balances at the Federal Reserve. While legal statutes require recalculation of these exemptions annually, the Federal Reserve, as a result of the COVID-19 pandemic, waived reserve requirements and has not reinstated them through December 31, 2023. We believe we have sufficient sources of liquidity to offset the impact of reserve requirements if or when they are reinstated.

Dodd-Frank Enacted in 2010, Dodd-Frank implemented far-reaching changes across the financial regulatory landscape in the United States. Since its enactment, banks and financial services firms have experienced enhanced regulation and oversight. Certain Dodd-Frank provisions directly impacting the Company or the Bank included: (1) creation of the CFPB which was given broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to all banks and certain others, and examination and enforcement powers with respect to any bank with more than $10 billion in assets; (2) restriction of the preemption of state consumer financial protection law by federal law, and disallowing subsidiaries and affiliates of national banks from availing themselves of such preemption; (3) requiring new capital rules and application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies; changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital, increasing the minimum DRR from 1.15% to 1.35%, and requiring the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion; see “Capital Adequacy,” “Basel III Capital Rules,” and “Prompt Corrective Action” above; (4) requiring all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; see “Holding Company Liability,” “Capital Adequacy,” and “Prompt Corrective Action” above; (5) providing new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation; see “Federal Regulatory Guidance on Incentive Compensation” below for details; (6) repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; (7) provisions in what is known as the Durbin Amendment designed to restrict interchange fees for certain debit card issuers and limiting the ability of networks and issuers to restrict debit card transaction routing; see “Regulation II” below; (8) increasing the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries; and (9) restricting proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” See “Volcker Rule Adoption” below.

Federal Regulatory Guidance on Incentive Compensation The federal banking regulators have issued guidance on sound incentive compensation policies for banking organizations. This guidance, which covers all employees with the ability to materially affect the risk profile of an organization either individually or as a part of a group, is based upon key principles designed to ensure that incentive compensation practices are not structured in a manner to give employees incentives to take imprudent risks. Federal regulators actively monitor actions being taken by banking organizations with respect to incentive compensation arrangements and review and update their guidance as appropriate to incorporate emerging best practices.

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

Dodd-Frank requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of Dodd-Frank has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

Regulation II The “Durbin Amendment” to Dodd-Frank and the Federal Reserve’s implementing Regulation II exempt from debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion. Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if Regulation II is amended or if we, together with our subsidiaries, surpass $10 billion in assets. Regulation II also prohibits network exclusivity arrangements on debit card transactions and ensures merchants will have choices in debit card routing, and these provisions apply to us. Under the Durbin Amendment to Dodd-Frank and the Federal Reserve’s implementing regulations, the debit card interchange fee that the Bank charges merchants must be reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is capped at the sum of $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. The Bank may also recover $0.01 per transaction for fraud prevention purposes if it complies with certain fraud-related requirements. The Federal Reserve also has established rules governing routing and exclusivity that require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Volcker Rule Under provisions of Dodd-Frank known as the “Volcker Rule” and implementing regulations, banking entities may not (1) engage in short-term proprietary trading for their own accounts or (2) have certain ownership interests in and relationships with hedge funds or private equity funds, referred to as “covered funds.” The Volcker Rule also requires each regulated entity to establish an internal compliance program consistent with the extent to which it engages in prohibited activities, which must include (for the largest entities) making regular reports about those activities to regulators. Smaller banks and community banks, including the Bank, are afforded some relief under the Volcker Rule. Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Volcker Rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of Dodd-Frank and was intended to ease regulatory burdens, particularly with respect to smaller-sized banking institutions, e.g., those with less than $10 billion in assets, such as us. EGRRCPA’s highlights include: (i) exemption of banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) clarification that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (iii) simplification of capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

Consumer Protections for Remittance Transfers In 2012, the CFPB published a final Remittance Transfer Rule (the “Remittance Rule”) to implement Section 1073 of Dodd-Frank. The Remittance Rule creates a comprehensive set of consumer protections, found in Regulation E, covering remittance transfers sent by consumers in the United States to parties in foreign countries. The Remittance Rule, among other things, mandates certain disclosures and consumer cancellation rights for foreign remittances covered by the rule.

Effect of Governmental Monetary Policies The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. See Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot predict the nature of the future fiscal and monetary policies and the effect of such policies on future business and our earnings.

OCC Supervisory Strategies Related to Banking Regulations. The OCC announced on September 28, 2023 that its supervisory strategies for 2024 will focus on: (a) asset and liability management; (b) credit risk management and allowance for credit losses (“ACL”); (c) cybersecurity; (d) operational resilience; (e) distributed ledger technology (“DLT”) related activities; (f) change management; (g) new products and services, including those related to payments and fintech/digital assets; (h) BSA/anti-money laundering and OFAC/sanctions programs compliance management; (i) consumer compliance and fair lending risk; (j) CRA performance; and (k) climate-related financial risk management. The OCC’s 2024 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their technology service providers. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

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

Available Information

Our principal executive offices are located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. The Bank headquarters are located at 345 North Reid Place Suite 700 Sioux Falls, South Dakota 57103. We make available free of charge on our website, www.thebancorp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors are encouraged to access these reports and other information about our business on our website. Information found on our website shall not be deemed incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices. Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board and standards of conduct governing our directors, officers and employees.

ITEM 1A. RISK FACTORS.

Risk Factors Summary

Risks Relating to Our Business and Industry

▪Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

•Recent developments in the banking industry related to specific problem banks could have a negative impact on the industry as a whole and may negatively impact stock prices and result in additional regulations that could increase our expenses and otherwise affect our operations.

▪We cannot assure you that we will be able to accomplish our strategic goals as necessary to meet our financial targets.

▪We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

▪Risk management processes and strategies must be effective, and concentration of risk increases the potential for losses.

▪We operate in highly competitive markets, and our affinity group marketing strategy has been adopted by other institutions with which we compete.

▪As a financial institution whose principal medium for delivery of banking services is the internet, we are subject to risks particular to that medium and other technological risks and costs.

▪Our operations may be interrupted if our network or computer systems, or those of our third-party service providers, fail.

▪We face cybersecurity risks, which could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage and create significant legal and financial exposure.

▪Failure to comply with personal data protection and privacy laws can adversely affect our business.

▪We and the Bank are subject to and may be affected by extensive government regulation.

▪Any additional future FDIC insurance premium increases will adversely affect our earnings.

▪We are subject to extensive government supervision with respect to our compliance with numerous laws and regulations.

▪Our reputation and business could be damaged by our entry into any future enforcement matters with our regulators and other negative publicity.

▪We are subject to risks associated with the third parties to whom we outsource many essential services, including risks related to our agreements and oversight of their activities.

▪Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

▪A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

▪New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

▪Potential acquisitions may disrupt our business and dilute stockholder value.

▪Inflation could negatively and materially impact our business directly or indirectly by its impact on our borrowers.

▪The loss or transition of key members of our senior management team or key staff in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

▪Increased scrutiny with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new risks.

▪Climate change or government action and societal responses to climate change could adversely affect our results of operations.

Risks Related to Our Specialty Lending Business Activities

▪Changes in interest rates and loan production could reduce our income, cash flows and asset values.

▪We are subject to lending risks.

▪The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to comply with applicable SBA lending requirements and our ability to successfully manage related risks.

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

▪A prolonged U.S. government shutdown or default by the United States on government obligations could harm our results of operations.

Risks Relating to Our Payments Business Activities

▪Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and frequently changing.

▪Changes in rules or standards set by the payment networks, or changes in debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.The potential for fraud in the card payment industry is significant and could adversely affect our business and results of operations.

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

▪We face fund transfer and payments-related risks.

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

▪A failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Risks Related to Ownership of Our Common Stock

▪The price of our common stock may decline or otherwise become volatile.

▪An investment in our common stock is not an insured deposit.

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

▪Our Amended and Restated Bylaws provide that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

General Risks

▪Severe weather, natural disasters, geopolitical events, public health crises, acts of war or terrorism or other adverse external events could harm our business.

Investing in our common stock involves risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risk factors could lead to material adverse effects on our business, operating results and financial condition. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse our business in future periods or if circumstances change.

Risks Relating to Our Business and Industry

Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

In recent periods, the U.S. economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred. As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, has periodically been subject to weakness. These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate-related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations. Weak economic conditions can also impact consumer spending and related fees in our payments businesses. A continuation of weak economic conditions could further harm our financial condition and results of operations.

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

We cannot assure you that we will be able to accomplish our strategic goals as necessary to meet our financial targets.

Our future earnings will reflect our level of success in replacing and growing both our loans and deposits at targeted rates and yields, and the payments transactions from which we derive fee income. Our businesses differ from most banks in the nature of both our lending niches and our payments businesses, and changes in loan acquisition and repayment speeds. Loan, deposit and transaction growth rates and financial targets may also be impacted by other strategic goals and key considerations. Our key considerations for growth include whether we will be able to manage credit risk to desired levels, improve our net interest margin and monitor interest rate sensitivity, manage our real estate exposure to capital levels and maintain flexibility if we achieve asset growth. Our strategic goals which will also impact our ability to meet our performance goals also include maintaining a scalable infrastructure, continuing technology innovations, maintaining our compliance and risk function; non-interest expense management and others. There can be no assurance that we will maintain or increase loan and deposit balances or payment transactions at the required yields or volumes, or succeed in achieving these key considerations or other strategic goals, as necessary to achieve financial targets.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures and manage a growing number of customer relationships. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, any future growth may place a strain on our administrative and operational infrastructure. Any such strain could increase our costs, reduce or eliminate our profitability and reduce the price at which our common stock trades.

Risk management processes and strategies must be effective, and concentration of risk increases the potential for losses.

Our risk management processes and strategies must be effective, otherwise losses may result. We manage asset quality, liquidity, market sensitivity, operational, regulatory, third-party vendor and partner relationship risks and other risks through various processes and strategies throughout the organization. However, our risk management measures may not be fully effective in identifying and mitigating risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. Some of our methods of managing risk are based upon the use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If our risk management judgments and strategies are not effective, or unanticipated risks arise, our income could be reduced or we could sustain losses.

We operate in highly competitive markets, and our affinity group marketing strategy has been adopted by other institutions with which we compete.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, credit unions, leasing companies, consumer finance companies, factoring companies, insurance companies, money market mutual funds and card issuers, online lenders, financial technology companies and other non-traditional competitors. See Item 1, “Business—Competition.”

We face national and even global competition with respect to our other products and services, including payment acceptance products and services, private label banking, fleet leasing, government guaranteed lending and payment solutions. Our commercial partners and banking customers for these products and services are located throughout the United States, and the competition is strong in each category. We encounter competition from some of the largest financial institutions in the world as well as smaller specialized regional banks and financial service companies. Increased competition with any of these product or service offerings could result in reduced pricing and lower profit margins, fragmented market share and a failure to enjoy economies of scale, loss of customer and depositor base, and other risks that individually, or in the aggregate, could have a material adverse effect on our financial condition and results of operations. Further, some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours. As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

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

Our operations may be interrupted if our network or computer systems, or those of our third-party service providers, fail.

Because we deliver our products and services over the internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of our service providers, to protect computer systems and network infrastructure against interruptions in service due to damage from fire, power loss, telecommunications failure, software or hardware defects physical attacks, computer hacking or similar events. Our operations also depend upon our ability to replace a third-party provider if it experiences difficulties that interrupt our operations or if an operationally essential third-party service terminates. Any damage to, or failure of, or delay in our processes or systems generally, or those of our service providers, or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service. Service interruptions impacting customers may adversely affect our ability to obtain or retain customers and could result in regulatory sanctions. Moreover, if a customer were unable to access their account or complete a financial transaction due to a service interruption, we could be subject to a claim by the customer for their loss. While our accounts and other agreements contain disclaimers of liability for these kinds of losses, we cannot predict the outcome of litigation if a customer were to make a claim against us. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.

We face cybersecurity risks, which could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage and create significant legal and financial exposure.

A significant barrier to online and other financial transactions is the secure transmission of confidential information over public networks and other mediums. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. These systems, as well as those of third-party service providers, may be targeted in cyberattacks, such as denial of service attacks, hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Cyberattacks may expose security vulnerabilities in our systems or the systems of third parties that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. As cyber threats continue to evolve, we may be required to expend significant resources to modify or enhance protective measures or to investigate and remediate any information security vulnerabilities or incidents. Additionally, if we, or another provider of financial services through the internet, were to suffer damage from a security breach, public acceptance and use of the internet as a medium for financial transactions could suffer.

A successful penetration or circumvention of system security could cause serious negative consequences, including deterrence of potential customers or loss of existing customers, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the internet. A successful breach could also result in significant disruption to our operations and business; misappropriation, exposure or destruction of confidential information, intellectual property, funds and those of our clients; damage to the computers or systems of us, our clients or third party service providers; or a violation of applicable privacy laws and other laws. This could result in litigation exposure, regulatory fines, penalties, loss of confidence in our security measures, reputational damage, remediation, reimbursement or other compensatory costs, and additional compliance costs, which could adversely impact our results of operations and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

Failure to comply with personal data protection and privacy laws can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy. These laws and regulations may be interpreted and applied differently from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the CCPA as well as comprehensive privacy legislation passed in Virginia, Colorado, Utah and Connecticut and other states, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

We and the Bank are subject to and may be affected by extensive government regulation.

We are subject to extensive federal and state regulation and supervision, which has increased in recent years as a result of stress to the financial system. Our subsidiary, the Bank, is a national bank that is also subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, rather than our stockholders. These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of us and the Bank are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time due to a variety of factors, including deterioration in asset quality. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed. Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices, as discussed further under Item 1, “Business – Regulation Under Banking Law,” could result in regulatory sanctions and possibly third-party liabilities.

Additionally, failure to maintain a satisfactory CRA rating may result in business restrictions. Until September 15, 2022, the Bank operated its CRA program under an FDIC-approved CRA strategic plan and was assigned an “Outstanding” CRA rating. The Bank began operating under an OCC-approved strategic plan effective January 1, 2023. The Bank continues to closely monitor its performance in alignment with its CRA strategic plan to meet the specified lending, service and investment requirements contained therein. There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the Bank would be subject to certain business restrictions as required by the CRA and FDIC regulations.

The legal and regulatory landscape is frequently changing as Congress and regulatory agencies adopt or amend laws, or change interpretation of existing statutes, regulations or policies. These changes could affect us and the Bank in substantial and unpredictable ways and could have a material adverse effect on our financial condition and results of operations. For example, the Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank. If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations. Additionally, any change in regulators or policy changes within current regulators could result in modified regulatory requirements, which could adversely impact credit, capital, earnings, liquidity and other operations, and should they require modifications in our lines of business, could impact profitability.

Any additional future FDIC insurance premium increases will adversely affect our earnings.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings. The deposit insurance assessment base is set as average consolidated total assets minus average tangible equity, and the rate applied against that base reflects factors including loan performance, capital levels and supervisory examination classification. with increased rates for brokered deposits. For full year 2023, the FDIC increased the initial base deposit insurance assessment rate schedules applicable to all insured depository institutions by 2 basis points. Changes in the aforementioned factors or further increases in assessment rates will adversely affect our earnings.

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

We are subject to risks associated with the third parties to whom we outsource many essential services, including risks related to our agreements and oversight of their activities.

We obtain essential technological, marketing and customer services support for our systems from third-party providers. For example, we outsource our check processing, check imaging, transaction processing, electronic bill payment, statement rendering, and other services to third-party vendors. Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. Even a temporary disruption in services could result in our losing customers, incurring liability for any damages our customers may sustain, or losing revenues. Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces. Our agreements with such third parties may also indirectly subject us to credit risk, fraud and other risks, which could adversely impact our profitability.

Additionally, our regulators or auditors may require us to increase the level and manner of our oversight of these third parties. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis would likely result in increased non-interest expense.

Legislative and regulatory actions taken now or in the future may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are interpreted and applied. Changes to the laws and regulations applicable to the financial industry, if enacted or adopted, could expose us to additional costs, including increased compliance costs, require higher levels of capital and liquidity, negatively impact our business practices, including the ability to offer new products and services and attract and retain new customers and business partners who may do business with us based, in whole or in part, upon our corporate and governance structure, regulatory status, asset size and other factors tied to the legal and regulatory framework governing the financial industry. The passage of Dodd-Frank, and the rules and regulations emanating therefrom, have significantly changed, and will continue to change the bank regulatory structure, and affect the lending, deposit, investment and operating activities of financial institutions and their holding companies. A significant number of regulations have been promulgated to implement Dodd-Frank, including, for example, the Collins Amendment and the Durbin Amendment, the latter of which exempts banks with under $10 billion in assets from regulated limitations on interchange fees. To maintain such exemptions, management must manage the balance sheet to remain under that limit and failure to do so could adversely impact revenues. Future changes or interpretations to these rules and other bank regulations are uncertain and could negatively impact our business, thereby increasing our operating and compliance costs and obligations, and reducing or eliminating our ability to generate profits.

A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” and in August 2023, Fitch Ratings downgraded the U.S.’ long-term foreign-currency issuer default rating from “AAA” to “AA+”. If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit or long-term foreign-currency ratings or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. government’s credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed, or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations. Additionally, there are uncertainties regarding the market values of existing lines of business, which are difficult to measure and are subject to market conditions which may change significantly. Significant amounts of loans are accounted for at fair market value, and a decrease in such value would reduce income.

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

Inflation could negatively and materially impact our business directly or indirectly by its impact on our borrowers.

Prolonged periods of inflation may impact our profitability should higher related borrowing costs stress borrower repayment or should our non-interest expense increases not be adequately offset by revenue increases. Increases in such expenses for borrowers could also negatively and materially impact loan performance and loan demand.

The loss or transition of key members of our senior management team or key staff in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

The universe of management and staff for certain of our niche lending and payments businesses is significantly smaller than that for most financial institutions’ lines of business, while our businesses may also be more complex to manage. Our ability to retain and attract new professional management with sufficient experience and expertise, and successfully execute our succession plans can significantly impact our performance.

Increased scrutiny with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new risks.

There is an increased focus and scrutiny from certain government regulators, investors, customers and other stakeholders on ESG practices and disclosure related to climate risk, hiring practices, the diversity of the work force and diversity, equity and inclusion. Failure to adapt to or comply with governmental requirements or meet the expectations of , investors, customers or other stakeholders could negatively impact the Company’s reputation, ability to do business with certain partners and stock price. In addition, we could be criticized for the speed, or scope, of adoption of policies and practices in response to such expectations. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and customer engagement. This may also impact our ability to attract and retain talent to compete in the marketplace. In addition, we could be criticized by ESG detractors for the scope or nature of our ESG-related activities. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or customers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations and financial condition.

Climate change or government action and societal responses to climate change could adversely affect our results of operations.

Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral and declines in economic conditions in geographic markets in which the Company’s customers operate may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

Risks Related to Our Specialty Lending Business Activities

Changes in interest rates and loan production could reduce our income, cash flows and asset values.

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes. We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.”

Interest rates are highly sensitive to factors which are beyond our control, including economic conditions and policies of governmental agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence the interest we receive on our loans and securities and pay on deposits, and loan and deposit growth. If deposit rates increase more than rates on loans and securities, our net interest income could decline or we could sustain losses. Our earnings could also decline, or we could sustain losses, if the rates on our loans and securities decrease more than deposit rates. While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future. Our net interest income is also determined by our level of loan production to replace loan payoffs and grow our different loan portfolios. In particular, our SBLOC, non-SBA commercial loans, at fair value and real estate bridge lending portfolios have at times experienced accelerated prepayments, while the durations of those portfolios at inception are relatively short and generally under three years. Loan demand to replace these loans and grow portfolios may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production. Net interest income is difficult to project, and our models for making such projections are theoretical. While they may indicate the general direction of changes in net interest income, they do not indicate actual future results. As a result of Federal Reserve federal funds rate increases in 2022 and 2023, net interest income increased significantly as a result of the Bank’s asset sensitivity. While we may pursue strategies to increase fixed rate securities purchases to decrease asset sensitivity, and lower the decrease in net interest income resulting from Federal Reserve rate decreases, there can be no assurance that these can be implemented. Additionally, to the extent that fixed rate securities purchases are funded with higher rate short-term deposits, which occurs when yield curves are inverted, net interest income may also be decreased, at least in the short-term, prior to Federal Reserve rate reductions.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in economic conditions nationwide or in the localities in which our borrowers operate. Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years. We cannot assure you that we will not experience further increases in delinquencies and defaults, or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for credit losses or in loan charge-offs and consequent reductions in our earnings. For our commercial fleet and equipment leasing business line, while we have access to underlying collateral, the value of such collateral can be impacted by many factors including age and condition, market prices and applicable economic conditions. For closed end leases, any deficiency between the residual value of the lease and net sales price results in a loss. For more information about the risks which are specific to the different types of loans we make and which could impact our allowance for credit losses, see Item 1, “Business –Lending Activities.”

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to comply with applicable SBA lending requirements and our ability to successfully manage related risks.

Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S. government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations. Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could have a material adverse effect on our financial results. Also, in the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which a loan was originated, funded or serviced by us, the SBA may require us to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us.

Additionally, in order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. For instance, in the case of 7(a) Program loans, if businesses to which we lend generate inadequate cash flow to repay principal and interest, and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk. As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale and therefore our financial results.

Further, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business. The SBA program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year. Should those appropriations be reduced or cease, our ability to make SBA loans will be curtailed or terminated.

The Bank’s allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an ACL to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2023, the ratios of the ACL to total loans and to non-performing loans were, respectively, 0.51% and 206.33%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and events and reasonable and supportable forecasts. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative factors, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is appropriate and supportable in providing for current and future expected credit losses and that our methodology to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses or change our methodology for determining our allowance and provision for credit losses, or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and result in losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,”Business –Lending Activities.”

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2023, to any one customer or related group of customers was $141.2 million, computed on the basis of 15% of capital as defined by our regulators. That limit may be increased to 25% of regulatory defined capital, if the excess over 15% is collateralized by marketable securities. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within our four specialty lending operations, as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Revised accounting standards require current recognition of credit losses over the estimated remaining lives of loans.

In June 2016, the FASB, issued an update to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted in 2020. The update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the update eliminates the existing guidance for purchased credit deteriorated loans and debt securities, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The CECL model has and will materially impact how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses. Furthermore, our allowance for credit losses may experience more fluctuations, some of which may be significant. If we determined that we would need to increase the allowance for credit losses to appropriately capture the credit risk that exists in our lending and investment portfolios, it may negatively impact our business, earnings, financial condition and results of operations.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices vary depending on the facts and circumstances of each loan. For loans other than SBLOC and IBLOC loans, these practices may include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets. For SBLOC loans, a primary element of the credit decision is the market value of the borrower’s brokerage account, which is reduced by the varying collateral percentages against which we are willing to lend, resulting in excess collateral. For example, we typically lend against 50% of the value of equity securities. Rapid excessive movements in the market value of brokerage accounts may not be sufficiently offset by the excess collateral, and losses could result. For IBLOC, the credit decision is primarily based upon the cash value of eligible life insurance policies, which may ultimately depend upon the insurer for repayment. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for credit losses. In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those, we still assume credit risk on the remaining 25%. These borrowers, which include new start-ups, may have a higher probability of failure, which may result in higher losses on such loans. The vast majority of commercial loans, at fair value and REBL loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although REBL loans generally require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which could result in losses. Risks for SBA construction loans include engineering defects, contractor risk, and risks of delays and project completions. Higher than expected construction costs may also result, impacting repayment capability and collateral values.

Other real estate owned (“OREO”), which results upon foreclosure of real estate collateral for defaulted loans, may increase significantly, especially if larger REBL loans default. Maintenance expense for such properties can be significant and may not be offset by related revenues. If OREO or other non-performing assets increase, interest income will be reduced. National bank regulations permit the holding of OREO for five years, with the possibility of an additional five year holding upon regulatory approval. Depending upon market conditions at the time of sale, there can be no assurance that the carrying value will be offset by the sales price, which would result in a loss. If we experience loan defaults in excess of amounts that we have included in our allowance for credit losses, we will have to further increase the provision for credit losses, which will reduce our income and might cause us to incur losses. For more information about the risks which are specific to the different types of loans we make and which could impact loan losses, see Item 1, “Business –Lending Activities.”

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

A prolonged U.S. government shutdown or default by the United States on government obligations could harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, could be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans and our ability to sell such loans, which could in turn adversely impact our results of operations.

Risks Relating to Our Payments Business Activities

Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements applicable to prepaid and debit card products requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components. These investments may not ensure compliance or otherwise mitigate risks involved in this business. Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, each of which could reduce our earnings or result in losses, make it more difficult to conduct our operations, or prohibit us from conducting specific operations. Other risks related to prepaid cards include competition for prepaid, debit and other payment mediums, possible changes in the rules of networks, such as Visa and Mastercard and others, in which the Bank operates, changes in network fees or interchange rates and state regulations related to prepaid cards, including those regarding escheatment. The enactment of Dodd-Frank required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While interchange rates are exempt from the limitations imposed by Dodd-Frank for institutions with less than $10 billion in assets such as ourselves, new legislation could result in changes to the rates we are able to charge. There can be no assurance that such possible future legislation or changes by the payment networks will not substantially impact our revenues.

Changes in rules or standards set by the payment networks, or changes in debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.

We are subject to network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for acts or omissions by us or businesses that work with us, including card processors and Fintech Program Managers. Furthermore, a substantial portion of our operating revenues is derived directly or indirectly from interchange fees. The amount of prepaid, debit card and related fees that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

The enactment of Dodd-Frank required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us are exempt from the limitations imposed by Dodd-Frank, federal legislators and regulatory authorities have become increasingly focused on interchange, and continue to propose new legislation that could result in significant adverse changes to the rates we are able to charge and there can be no assurance that future regulation or changes by the payment networks will not substantially impact our interchange revenues. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

The potential for fraud in the card payment industry is significant and could adversely affect our business and results of operations.

Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. We also rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact the Bank in the future.

There is a significant concentration in prepaid and debit card fee income which is subject to various risks.

A significant portion of our revenues are derived from prepaid, debit card and other related products, and prepaid and debit card account deposits also comprise the majority of the Bank’s deposits. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Moreover, markets for fintech financial products and the related services from which we derive significant fees, are rapidly evolving. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Our revenues could be impacted by the evolution of fintech products or changes within these product mixes. Related changes in volume including changes in client mix, or in pricing, can also result in variability of revenue between periods. Additionally, certain of our clients have significant volume, the loss of which would materially affect our revenues. In 2023, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 54% of such income. Additionally, prepaid and debit card fee income may be subject to quarterly and longer term variances resulting from seasonality, changes in fee structures, product mix and other factors, which also make projecting income trends difficult.

If our prepaid and debit card and other deposit accounts generated by third parties were no longer classified as non-brokered, our FDIC insurance expense might increase.

In December 2014, the FDIC issued guidance classifying prepaid deposit accounts and other deposit accounts obtained in cooperation with third parties as brokered, resulting in the vast majority of the Bank’s deposits being classified as brokered. However, in December 2020, the FDIC adopted a regulation which resulted in the reclassification of the majority of the Bank’s deposits from brokered to non-brokered beginning June 30, 2021, and a decrease in FDIC insurance expense. Such reclassifications and the resulting FDIC insurance expense decrease are dependent upon ongoing consideration by regulators, including recertification requirements for certain accounts. Should the Bank’s capital ratios fall below well-capitalized levels, it would be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. Without such consent, the Bank could not operate its business lines as presently conducted.

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

Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1, “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest accounted for $1.46 billion, and the four subsequent largest accounted for $852.1 million. Of our deposits at year-end 2022, the top three affinity groups accounted for approximately $2.41 billion, the next three largest accounted for $1.20 billion, and the four subsequent largest accounted for $822.9 million. While certain of these relationships may have changed their ranking in the top ten of the affinity groups with which we have contractual relationships, the affinity groups themselves were identical in both years. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at year-end 2023 totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. Such balances in the top ten relationships at year-end 2022 totaled $3.08 billion while balances related to payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.35 billion. We do not believe that the changes between these periods significantly impacted overall liquidity or cost of funds as a result of long-term relationships and a history of stability of small balance accounts which is further managed through multi-year contracts. We may exit relationships where our internal requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. In 2021 and 2023, for instance, two of our affinity group clients transferred their operations to their newly chartered banks. In 2023, the top five largest contributors to prepaid, debit card and related fees comprised approximately 54% of such income. If other affinity group relationships were to be terminated in the future, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationships. If we cannot replace such relationships, we may be required to seek higher rate funding sources as compared to any exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs, which would reduce revenues or potentially generate losses.

We face fund transfer and payments-related risks.

As a financial institution, we bear fund transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred from the bank before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. Exposure also results from payments made prior to receipt of offsetting funds, as accommodations to customers. We are subject to unique settlement risks as our transfers may be larger than typical financial institutions of our size. Transfers could also be made in error or as a result of fraud. Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.

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

Risks Relating to Taxes and Accounting

We are subject to tax audits, and challenges to our tax positions or adverse changes or interpretations of tax laws could result in tax liability.

We are subject to federal and applicable state income tax laws and regulations and related audits, and when tax matters arise, a number of years may elapse before such matters are audited and finally resolved. We are also periodically subject to state escheatment audits. Income tax and escheatment laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Challenges of such determinations or legislative changes in applicable laws may adversely affect our effective tax rate, tax payments or financial condition.

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

Any failure to maintain or implement required new or improved internal and disclosure controls over financial reporting, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business, and could result in stockholder actions against us for damages.

Risks Related to Ownership of Our Common Stock

The price of our common stock may decline or otherwise become volatile.

Although our common stock is traded on the Nasdaq Global Select Market, its trading volume is less than that of many financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which relies on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Additionally, we cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the price of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the vesting of restricted stock grants, the issuance of shares of common stock in acquisitions and other issuances of our common stock could also have an adverse effect on the market price of the shares of our common stock. The existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

An investment in our common stock is not an insured deposit.

Our common stock is not a savings or deposit account or other obligation of any bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky and is subject to the same market forces that affect the price of common stock of any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may reduce the market price at which our common stock trades.

In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by conducting additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

As a holding company, we are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity, as well as dividends, to pay our operating expenses. Various federal provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Additionally, a dividend may not be paid in excess of a bank’s retained earnings. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may, therefore, seek to prevent the Bank from paying such dividends. Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that we may not be able to service our obligations as they become due or to pay dividends on our common stock or trust preferred security obligations. Even if the Bank has the capacity to pay dividends, it is not obligated to pay the dividends, and its Board of Directors may determine, as it has in the past, to retain some or all of its earnings to support or increase its capital base.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for holders of our common stock to receive a change in control premium.

Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include, in particular, our ability to issue shares of our common stock and preferred stock with such provisions as our Board may approve without further shareholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

Our Amended and Restated Bylaws provide that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder to us or our stockholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in the United States District Court for the District of Delaware. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risks

We may also face residual risk related to our participation in the SBA Paycheck Protection Program (“PPP”) program established by the Coronavirus Aid, Relief, and Economic Security Act of 2020. Participation in the SBA PPP and any other programs or stimulus packages may give rise to claims, including by governments, regulators or customers or through class action lawsuits, or judgments against us that may result in the payment of damages or the imposition of fines, penalties or restrictions by regulatory authorities, or result in reputational harm. The occurrence of any of the foregoing could have an adverse effect on our results of operations and financial condition.

Severe weather, natural disasters, geopolitical events, public health crises, acts of war or terrorism or other adverse external events could harm our business.

Catastrophic events over which we have no control, including severe weather, natural disasters, geopolitical events, public health crises, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. A public health crisis, such as the COVID-19 pandemic, could result in adverse consequences, including labor shortages, disruptions of global supply chains and inflationary pressures, which could adversely affect our business through, among other things, increased credit losses, workforce disruptions, increased liquidity demands, decreased collateral value, decreased stock price or third-party service provider disruptions. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, or through the destruction of facilities and our operational, financial and management information systems. Additionally, the United States remains a target for potential acts of war or terrorism, and geopolitical conflict, such as the ongoing war in Ukraine and the conflict between Israel and Hamas, and the possible expansion of such conflicts in the surroundings areas, may continue to adversely impact general economic conditions and financial markets. Such catastrophic events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the value of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner that supports their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the increasing significance of cybersecurity in the financial industry and the potential risks associated with cyber threats. Our processes to identify, assess and monitor material risks from cybersecurity threats are part of our overall enterprise risk management program and are integrated into our operating procedures, internal controls and information systems. Our risk management program and processes are intended to maintain an effective and comprehensive Cybersecurity Program under the direction of a dedicated Chief Information Security Officer (“CISO”). Our established Cybersecurity Program is mapped to the NIST Cybersecurity framework (“NIST CSF”), Payment Card Industry Data Security Standards (“PCI DSS”), the Center for Internet Security (“CIS”) Critical Security Controls, the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, and relevant International Organization for Standardization (“ISO”) standards to maintain the confidentiality, integrity, and availability of our information systems, networks, and corporate and customer data. Highlights of the program include the following processes:

•A security testing schedule, which includes internal/external penetration testing;

•Regular vulnerability assessments;

•Detailed vulnerability management;

•24/7 Security Operations Center

•Monitoring and reporting of systems and critical applications;

•Data loss prevention controls;

•File access and integrity monitoring and reporting;

•Threat intelligence;

•A training and compliance program for staff, including a detailed policy; and

•Third-party vendor management.

The Company’s Security Operations Center (“SOC”) functions as the central point for all cybersecurity events that occur on our information systems. The SOC provides end-to-end operations to monitor, detect, alert and respond to any unusual, suspicious or malicious activities. In 2023, we expanded the SOC’s operational hours to 24 hours a day, 7 days a week, utilizing both internal and third party resources for that full coverage. We conduct risk assessments and compliance audits against the above-referenced standards and regularly benchmark and evaluate program maturity with industry leaders. We also engage both internal and external auditors and third party information security experts to examine our cybersecurity processes. Additionally, the Company undergoes the PCI certification process and obtains the related certification on an annual basis.

Recognizing the interconnected nature of the financial industry, we evaluate and monitor the cybersecurity practices of our third party service providers and partners using a risk-based approach. Our Third Party Oversight Department evaluates new and existing relationships based upon due diligence requirements defined by our Cybersecurity Department to understand and mitigate material risks associated with third party service providers and partners. Risk assessments and audit results in connection with our Cybersecurity Program are reported to senior management and the Board of Directors. Risk owners from our Cybersecurity Program develop risk mitigation plans to resolve any cybersecurity risks identified in risk assessments or audits.

We recognize that a successful cybersecurity incident could lead to disruptions in operations, financial loss, reputational damage, and potential legal and regulatory consequences. The Company has a fully implemented incident response program, and internal forensics capabilities with third party forensic experts on retainer. We also maintain business continuity and disaster recovery plans so the Company can more effectively respond to cybersecurity incidents. It is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate and not fully eliminate risks. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Although we believe risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition during the fiscal year ended December 31, 2023, they may in the future, and we continue to closely monitor risks from cybersecurity threats. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected the Company, including our business strategy, results of operations, or financial condition, in the prior fiscal period. For additional information on the impact of cybersecurity matters on us, see Item 1A, “Risk Factors—We face cybersecurity risks, which could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage and create significant legal and financial exposure.”

Governance

Management regularly evaluates and enhances its cybersecurity measures to mitigate cybersecurity risks. The Company’s CISO is responsible for all aspects of the Cybersecurity Program, including managing cybersecurity functions, ensuring that cybersecurity staff are adequately skilled and trained in the activities required for their respective job functions, and overseeing corporate cybersecurity initiatives. Under the direction of the CISO, the Cybersecurity Department regularly monitors for enterprise-wide compliance with Cybersecurity Program procedures and regulatory requirements. Our CISO, in collaboration with our Chief Information Officer (“CIO”), Chief Risk Officer (“CRO”), and senior management, drives awareness, ownership and alignment of cybersecurity protocol for effective cybersecurity risk management across all lines of business and corporate functions. The CISO and CIO are responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes to effectively prevent, detect, mitigate and remediate cybersecurity threats. Our CISO has expertise in cybersecurity, information security risk management, identity and access management, security architecture, application security, vulnerability management, threat intelligence, security operations and incident management and response through prior roles leading information security functions at financial institutions. The CISO holds multiple professional certifications, including Certified Chief Information Security Officer through the International Council of Electronic Commerce Consultants, also known as the EC-Council.

The CISO reports to management’s Enterprise Risk Management Committee and quarterly to the Board’s Risk Committee regarding the Company’s cyber risks and threats, the status of efforts to strengthen information security systems, assessments of the Company’s Cybersecurity Program, and the emerging threat landscape. In these meetings and on an ad hoc basis senior management receives periodic reporting from the Cybersecurity Department, Operations Department and Information Technology Department on operational risks and the steps taken to monitor and control cybersecurity exposure.

The Board of Directors recognizes the importance of cybersecurity to safeguard confidential information and sensitive data and receives periodic training on cybersecurity risk and best practices for related oversight. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, in 2023, the Board hosted an expert to discuss developments in the cybersecurity threat landscape and evaluate the Company’s cybersecurity program in the context of the global risk environment.

The Board has delegated responsibility for more detailed oversight of the Company’s cybersecurity and information security framework to the Risk Committee of the Board. The CISO and CIO provide updates on the cybersecurity threat environment and the Company’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment to the Risk Committee quarterly and to the full Board at least annually and on an ad hoc basis. Additionally, the Risk Committee also reviews and approves the Cyber Risk Management Program Policy and Information Security Program Policy at least annually. Elevation to a full Board communication and/or interaction would occur upon the initiation of a cyber incident response, or a material compromise of business functionality, customer data or network integrity.

ITEM 2. PROPERTIES.

Our principal executive offices and an operations facility are located at 409 Silverside Road, Wilmington, Delaware. We maintain business development and administrative offices for SBL in Morrisville, North Carolina, Memphis, Tennessee, and Westmont, Illinois (suburban Chicago), primarily for SBA lending. Leasing offices are located in Crofton, Maryland, Kent, Washington, Smithfield, Utah, Orlando, Florida, Raritan, New Jersey and Norristown, Pennsylvania. We maintain a loan operations office in New York, New York. Prepaid and debit card offices and other executive offices are located in Sioux Falls, South Dakota. We own our property in Orlando, Florida, which houses our leasing operations, while the remainder of our properties are leased. Locations and certain additional information regarding our offices and other material properties at December 31, 2023 are listed below.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida		8,850
Leased Space
Crofton, Maryland	2025	3,364	$4,636
Kent, Washington	2024	1,700	2,956
Smithfield, Utah	2028	6,451	4,830
Memphis, Tennessee	2025	1,128	1,903
Morrisville, North Carolina	2024	3,590	6,232
New York, New York (one of three properties is subleased)	2024 – 2025	12,459	37,813
Norristown, Pennsylvania	2028	7,180	10,500
Raritan, New Jersey	2024	2,145	4,021
Sioux Falls, South Dakota	2037	52,864	124,587
Westmont, Illinois	2026	3,003	3,073
Wilmington, Delaware	2025	70,968	160,139

We believe that our properties are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of our material pending legal proceedings, see “Note O—Commitments and Contingencies” to the audited consolidated financial statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 26, 2024, there were 52,748,985 shares of our common stock outstanding held by 26 record holders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners with shares held in street name by brokers, financial institutions and other nominees. As of January 8, 2024, the most recent date for which we have beneficial ownership information, there were at least 22,854 beneficial owners of our common stock.

Dividends

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2024. However, in the fourth quarter of 2022, the Bank began paying dividends to us to pay interest on certain obligations and to fund ongoing common stock repurchases. Stock repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $50.0 million per quarter in 2024 continue, they will likely continue to be funded by dividends from the Bank to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

Our payment of dividends is subject to restrictions discussed in Item 1,“Business—Regulation under Banking Law.” Irrespective of such restrictions, it is our intent to generally retain earnings, if any, to increase our capital and fund the development and growth of our operations, and fund stock repurchases. Our Board will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities. Additionally our Board will consider the merits of stock repurchases versus dividends.

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

On October 26, 2022, the Board approved a revised stock repurchase program (the “2023 Common Stock Repurchase Program”). Under the 2023 Common Stock Repurchase Program, the Company was authorized to repurchase up to $25.0 million in each quarter of 2023 depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes.

The purchases authorized as described above, were made in each quarter of each respective year as noted above.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2024 Repurchase Program may be modified or terminated at any time. The Company repurchased 766,264 common shares in January 2024 through February 26, 2024, at a total cost of $31.6 million and an average price of $41.30 per share pursuant to the 2024 Common Stock Repurchase Plan. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
October 1, 2023 - October 31, 2023	227,291	$33.90	227,291	$17,294
November 1, 2023 - November 30, 2023	172,416	38.65	172,416	10,630
December 1, 2023 - December 31, 2023	264,792	40.14	264,792	—
Total	664,499	37.62	664,499	—

(1)During the fourth quarter of 2023, all shares of common stock were repurchased pursuant to the 2023 Repurchase Program, which was approved by the Board on October 26, 2022 and publicly announced on October 27, 2022. Under the 2023 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $25.0 million per quarter, for a maximum amount of $100.0 million in 2023. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2)The 2023 Repurchase Program may be suspended, amended or discontinued at any time and had an expiration date of December 31, 2023. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Performance Graph

The following graph compares the cumulative total shareholder return of our common stock to that of the Nasdaq Composite Stock Index and the Nasdaq Bank Stock Index by showing the value of $100 invested in our common stock and both indices on December 31, 2018 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
The Bancorp, Inc.	100.00	162.94	171.48	317.96	356.53	484.42
Nasdaq Bank Stock Index	100.00	121.23	108.34	151.34	123.56	115.31
Nasdaq Composite Stock Index	100.00	135.23	194.24	235.78	157.74	226.24

The following graph similarly compares the cumulative total shareholder return of our common stock to that of the KBW Bank Index, which is an industry recognized peer group of regional and money center banks, by showing the value of $100 invested in our common stock and the index on December 31, 2018 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
The Bancorp, Inc.	100.00	162.94	171.48	317.96	356.53	484.42
KBW Bank Index	100.00	132.14	114.13	154.12	117.55	111.92

ITEM 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality and provides comparisons between our results of operations for fiscal years 2023 and 2022. For discussion and comparison of fiscal years 2022 and 2021, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with the audited interim consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

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

SBLOCs and IBLOCs are loans which are generated through affinity groups such as investment advisors and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are generated nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest-earning assets and resumed originating such loans in the third quarter of 2021. These new originations are identified as real estate bridge loans and are held for investment in the loan portfolio. Prior originations originally intended for securitizations continue to be accounted for at fair value, and are included on the balance sheet in “Commercial loans, at fair value.”

Our Fintech Solutions Group generates the majority of our deposit accounts and non-interest income within our payments segment, which includes consumer and commercial deposit accounts accessed by prepaid or debit cards, corporate payments, ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants. These consumer and commercial deposits are generated by independent companies that market directly to end users. Our deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business and consumer payment accounts and others. Our ACH accounts facilitate bill payments, and our collection services for payments made to merchants consist of those which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, known as “affinity group banking” or “private label banking.” These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.

Key Performance Indicators

In 2023, we recorded net income of $192.3 million compared to $130.2 million in 2022, with pre-tax income increasing to $256.8 million in 2023 from $177.9 million in 2022. The increases primarily reflected increases in net interest income resulting from the adjustment of variable rate loans and securities to Federal Reserve rate hikes. While we may pursue strategies to increase fixed rate securities purchases which could lower the decrease in net interest income resulting from future Federal Reserve rate reductions, there can be no assurance that these strategies, which depend on future yield curves, can be implemented. See “Asset and Liability Management”.

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

Results of KPIs

	As of and for the years ended
	December 31,
	2023	2022	2021
Income Statement Data:	(in thousands, except per share data)
Net interest income	$354,052	$248,841	$210,876
Provision for credit losses on loans	8,330	7,108	3,110
Provision for credit loss on security	10,000	—	—
Non-interest income	112,094	105,683	104,749
Non-interest expense	191,042	169,502	168,350
Net income available to common shareholders	$192,296	$130,213	$110,653
Net income per share – diluted	$3.49	$2.27	$1.88

Selected Ratios:
Return on average assets	2.59%	1.81%	1.68%
Return on average common equity	25.62%	19.34%	17.94%
Net interest margin	4.95%	3.55%	3.35%
Book value per common share	$15.17	$12.46	$11.37
Equity/assets	10.48%	8.78%	9.53%

In the past three years, we have continued to target loan niches which we believe have lower credit risk than certain other forms of lending. These include SBLOC and IBLOC; SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; leasing to which we have access to underlying vehicles; and real estate bridge lending for apartment buildings in selected national regions. The majority of these loan categories are variable rate and in 2023, adjusted more fully to Federal Reserve rate increases than did our deposits, which are derived primarily from our payments businesses. Average loans and leases grew to $5.73 billion in 2023 from $5.67 billion in 2022.

Increases in the above KPIs in 2023 reflected the impact of higher rates on loans and securities as a result of Federal Reserve rate increases, while the impact of loan growth in certain categories was offset by SBLOC and IBLOC payoffs. We believe that these payoffs reflected customer sensitivity to the increasing rate environment. Reflecting those higher rates, the net interest margin increased to 4.95% in 2023 from 3.55% in 2022 and return on assets and return on equity respectively amounted to 2.59% and 25.6%, compared to 1.81% and 19.3%. We attempt to manage increases in non-interest expense in conjunction with revenue increases, to achieve our budgetary projections. Increases in book value per common share and the equity to assets ratio primarily reflect earnings retention, net of the impact of share repurchases and changes in the value of available-for-sale securities.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of (1) our allowance for credit losses on loans, leases and securities, (2) the fair value of financial instruments (loans and securities) and the level in which an instrument is placed within the valuation hierarchy, (3) the fair value of stock grants and (4) the realizability of deferred income taxes require estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

We determine our allowance for credit losses with the objective of maintaining an allowance level we believe to be sufficient to absorb our estimated current and future expected credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows, collateral values and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and other risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. We utilize a CECL model to determine the adequacy of the allowance and inputs include net charge-off history and estimated loan lives. The allowance for credit losses is accordingly sensitive to changes in these inputs, such that related increases would increase the allowance and provision. See “Allowance for Credit Losses”, “Note E—Loans” and “Note D—Investment Securities” to the audited consolidated financial statements herein for other factors to which the allowance and provision are sensitive.

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the consolidated statements of operations. If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity. Our evaluation of whether a credit loss exists is sensitive to the following factors: (a) the extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral, and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods as described in the following hierarchy. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. One significant input is that at December 31, 2023, $168.1 million of commercial real estate, at fair value are multi-family (apartment building) loans, a sector which has experienced relatively low historical losses on an industry wide basis. To the extent actual outcomes differ from our estimates, subsequent adjustments to the financial statements may be required. Changes in fair value estimates are sensitive to factors which may vary by asset class, and which are described in “Note Q—Fair Value of Financial Instruments” to the audited consolidated financial statements herein.

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

We account for our stock-based compensation, which can include stock options, restricted stock, and performance based shares, on the basis of the fair value of the awards made. To assess the fair value of the option awards, management makes assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates. Restricted stock grants are valued on the basis of the stock price as of grant date. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

LIBOR Transition

We discontinued LIBOR-based originations in 2021. Since then, all LIBOR based instruments have been successfully transitioned to alternative indices with no material impact.

Results of Operations

Overview

Net interest income continued its upward trend in 2023, increasing $105.2 million to $354.1 million in 2023 from $248.8 million in 2022. The increase reflected the impact of the higher interest rate environment on variable rate loans and securities, partially offset by the impact of lower balances for securities and SBLOCs and IBLOCs, and commercial loans, at fair value which are in runoff. At December 31, 2023, our total loans, including commercial loans, at fair value, amounted to $5.69 billion, a decrease of $382.1 million, or 6.3%, over the $6.08 billion balance at December 31, 2022, as the decreases in SBLOCs and IBLOCs and commercial loans, at fair value offset increases in other loan categories. Our investment securities available-for-sale decreased $18.5 million to $747.5 million from $766.0 million between those respective dates reflecting prepayments on mortgage-backed and other higher rate securities as a result of the lower rate environment. The provision for credit losses on loans increased $1.2 million to $8.3 million in 2023, reflecting higher leasing related provisions. Please see “Results of Operations-Provision for Credit Losses on Loans” below.

A $6.4 million increase in non-interest income in 2023 compared to 2022 reflected a $12.2 million increase in “Prepaid, debit card and related fees”, partially offset by a $9.8 million decrease in “Net realized and unrealized gains on commercial loans, at fair value”.

While the dollar amount of payment transactions continued its upward trend, prepaid, debit card and related fees do not necessarily grow proportionately, as transactions have been shifting to debit cards, for which margins are generally lower. Fees earned for volumes above certain thresholds for individual relationships may also be lower.

In 2023, total non-interest expense increased $21.5 million to $191.0 million compared to $169.5 million in 2022, reflecting an increase of $15.7 million in salaries expense which reflected higher numbers of staff.

Net Income: 2023 compared to 2022

Net income was $192.3 million in 2023 compared to $130.2 million in 2022, while income before taxes was, respectively, $256.8 million and $177.9 million, an increase of $78.9 million. In 2023, net interest income grew by $105.2 million and non-interest income increased $6.4 million. The $105.2 million, or 42.3%, increase in 2023 net interest income over 2022 reflected the impact of Federal Reserve rate increases on our variable rate loans and securities as they repriced more fully to such increases than did deposits. The $6.4 million increase in non-interest income reflected a $9.8 million decrease in net realized and unrealized gains on commercial loans, primarily non-SBA commercial real estate loans, at fair value. The decrease reflected lower fees recognized at the time those loans are repaid, as a result of the run-off of that fair value portfolio.

Reflecting the above changes, net income amounted to $192.3 million in 2023 compared to $130.2 million in 2022, or earnings per diluted share of $3.49 compared to $2.27 in 2022.

Net Interest Income: 2023 compared to 2022

Our net interest income for 2023 increased to $354.1 million, an increase of $105.2 million, or 42.3%, from $248.8 million for 2022, reflecting a $201.2 million, or 65.3%, increase in interest income to $509.5 million from $308.3 million for 2022. The growth in interest income resulted primarily from increases in variable rate loan and securities yields as a result of Federal Reserve rate hikes.

Our average loans and leases increased 1.0% to $5.73 billion in 2023 from $5.67 billion for 2022. The increase in loans reflected growth in, SBA, direct lease financing, real estate bridge lending and investment advisor loans, partially offset by decreases in SBLOC and IBLOC loans. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA commercial real estate loan payoffs of loans previously held for sale, but which continue to be accounted for at fair value. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are accounted for as held for investment. Of the total $160.8 million increase in loan interest income on a tax equivalent basis, the largest increases were $46.4 million for SBLOC, IBLOC and investment advisor financing, $85.8 million for all real estate bridge loans, $11.3 million for leasing, and $16.5 million for SBA loans.Our average investment securities were $770.0 million for 2023 compared to $859.2 million for 2022, while related interest income increased $13.5 million on a tax equivalent basis primarily reflecting an increase in yields.

While interest income increased by $201.2 million, or 65.3%, interest expense increased by $96.0 million, or 161.5%, to $155.5 million in 2023 from $59.5 million in 2022 as loans and securities, on a lagged basis, adjusted more fully than deposits to the higher rate environment.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2023 increased 140 basis points to 4.95% from 3.55% for 2022, as the increase in the yield on interest-earning assets was greater than the increase in the cost of funds. The average yield on our interest-earning assets increased to 7.13% from 4.40% for 2022, an increase of 273 basis points, while the cost of total deposits and interest-bearing liabilities increased to 2.38% for 2023 from 0.92% for 2022, an increase of 146 basis points. The net of the 273 basis point increase in asset yields less the 146 basis point increase in funding costs resulted in a spread of 127 basis points which was exceeded by the 140 basis point increase in net interest margin, reflecting the impact of earning assets funded by equity. The yield on loans in total increased to 7.62% from 4.86%, an increase of 276 basis points, while the yield on taxable investment securities increased 211 basis points to 5.10% from 2.99%.

In 2023, average demand and interest checking deposits amounted to $6.31 billion, compared to $5.67 billion in 2022, an increase of 11.2%, reflecting growth in debit, prepaid card account and other payments balances. The yield on those deposits increased to 2.30% in 2023 compared to 0.70% in 2022, reflecting the impact of Federal Reserve rate hikes on contractually based fees. Savings and money market balances averaged $78.1 million in 2023 compared to $510.4 million in 2022 with an average 3.66% rate in 2023 compared to 1.67% in 2022. The $432.3 million decrease in savings and money market between these respective periods reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits.

Average Daily Balance

The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2023			2022
	Average		Average	Average		Average
	balance	Interest(1)	rate	balance	Interest(1)	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(2)	$5,724,679	$436,343	7.62%	$5,670,957	$275,651	4.86%
Leases-bank qualified(3)	4,106	388	9.45%	3,479	235	6.75%
Investment securities-taxable	766,906	39,078	5.10%	855,629	25,598	2.99%
Investment securities-nontaxable(3)	3,118	193	6.19%	3,559	125	3.51%
Interest-earning deposits at Federal Reserve Bank	649,873	33,627	5.17%	479,791	6,762	1.41%
Net interest-earning assets	7,148,682	509,629	7.13%	7,013,415	308,371	4.40%

Allowance for credit losses	(23,412)			(19,374)
Other assets	292,501			213,491
	$7,417,771			$7,207,532

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$6,308,509	$144,814	2.30%	$5,670,818	$39,872	0.70%
Savings and money market	78,074	2,857	3.66%	510,370	8,524	1.67%
Time	20,794	858	4.13%	86,907	2,740	3.15%
Total deposits	6,407,377	148,529	2.32%	6,268,095	51,136	0.82%

Short-term borrowings	5,739	271	4.72%	60,312	1,538	2.55%
Repurchase agreements	41	—	—	41	—	—
Long-term borrowings	9,995	507	5.07%	39,202	1,004	2.56%
Subordinated debt	13,401	1,121	8.37%	13,401	658	4.91%
Senior debt	96,864	5,027	5.19%	98,865	5,118	5.18%
Total deposits and liabilities	6,533,417	155,455	2.38%	6,479,916	59,454	0.92%

Other liabilities	133,698			54,374
Total liabilities	6,667,115			6,534,290

Shareholders' equity	750,656			673,242
	$7,417,771			$7,207,532

Net interest income on tax equivalent basis(3)		$354,174			$248,917

Tax equivalent adjustment		122			76

Net interest income		$354,052			$248,841

Net interest margin(3)			4.95%			3.55%

(1)Interest on loans for 2023 and 2022 includes $32,000 and $514,000, respectively, of interest and fees on PPP loans.
(2)Includes commercial loans, at fair value. All periods include non-accrual loans.
(3)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2023 and 2022.

In 2023 compared to 2022, average interest-earning assets increased to $7.15 billion, an increase of $135.3 million, or 1.9%. The increase reflected a $54.3 million, or 1.0%, increase in average loans and leases. The increase in average loans reflected decreases in SBLOC and IBLOC and commercial loans, at fair value which offset increases in small business, direct lease financing, real estate bridge lending and investment advisor financing. Average balances of investment securities decreased $89.2 million, or 10.4%, reflecting the repayment of securities and the deferral of purchases in favor of reinvestment in higher rate environments. In 2023, average demand and interest checking deposits amounted to $6.31 billion, compared to $5.67 billion in 2022, an increase of 11.2%, reflecting growth in debit and prepaid card account balances. Savings and money market balances were reduced in 2023, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits.

Volume and Rate Analysis

The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2022 through 2023 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2023 versus 2022
	Due to change in:
	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$2,636	$158,056	$160,692
Bank qualified tax free leases net of
unearned discount	48	105	153
Investment securities-taxable	(2,331)	15,811	13,480
Investment securities-nontaxable	(13)	81	68
Interest-earning deposits	3,147	23,718	26,865
Total interest-earning assets	3,487	197,771	201,258
Interest expense:
Demand and interest checking	4,964	99,978	104,942
Savings and money market	(7,220)	1,553	(5,667)
Time	(2,084)	202	(1,882)
Total deposit interest expense	(4,340)	101,733	97,393
Short-term borrowings	(1,392)	125	(1,267)
Long-term borrowings	(748)	251	(497)
Subordinated debt	—	463	463
Senior debt	(104)	13	(91)
Total interest expense	(6,584)	102,585	96,001
Net interest income:	$10,071	$95,186	$105,257

Provision for Credit Losses on Loans

Our provision for credit losses on loans was $8.3 million for 2023 and $7.1 million for 2022. Provisions are based on our evaluation of the adequacy of our ACL, particularly in light of the estimated impact of charge-offs and the potential impact of current economic conditions which might impact our borrowers. The increased provision in 2023 over 2022 reflected higher provisions for leasing, including the impact of higher leasing charge-offs. For additional related information see “Note E—Loans” to the audited consolidated financial statements herein. At December 31, 2023, our ACL amounted to $27.4 million, or 0.51%, of total loans. We believe that our allowance is appropriate and supportable in providing for current and future expected losses, consistent with CECL guidance. For more information about our provision and ACL and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Provision for Credit Loss on Trust Preferred Security

The Bank owns one trust preferred security, which it purchased in 2006, and which has a par value of $10.0 million, and owns no other such security or similar security. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Bank was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Bank placed the security in non-accrual status and continued previous efforts to obtain financial information from the issuer, which is not required to provide such information under the terms of the related indenture. Limited financial and other information finally distributed to holders in the fourth quarter of 2023, did not provide a substantial basis for repayment. Accordingly, the Bank provided for a potential loss for the full amount of the $10.0 million par value of the security through a provision of $10.0 million. The security had previously been valued at $6.3 million through adjustments to equity. While the security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral.

Non-Interest Income: 2023 compared to 2022

Non-interest income was $112.1 million for 2023 compared to $105.7 million for 2022. The $6.4 million, or 6.1%, increase between those respective periods reflected a $12.2 million increase in prepaid, debit card and related fees, partially offset by a $9.8 million decrease in net realized and unrealized gains on commercial loans, at fair value, as a result of the runoff of that fair value portfolio. The $3.7 million net realized and unrealized gains on commercial loans, at fair value for 2023 was comprised of $7.0 million of non-SBA commercial real estate bridge loan repayment related income, partially offset by $3.1 million of fair value losses and $124,000 of hedge lossses. The $13.5 million net realized and unrealized gains on commercial loans, at fair value for 2022 was comprised of the $3.5 million adjustment described under “Provision for Credit Losses” in our Annual Report on Form 10-K for the year ended December 31, 2022, $15.1 million of non-SBA commercial real estate bridge loan repayment related income and $964,000 of hedge gains, partially offset by $6.1 million of fair value losses. The $6.1 million reflected a $4.0 million third quarter 2022 charge on the only loan in the portfolio collateralized by a movie theater.

Prepaid and debit card and related fees increased $12.2 million, or 15.8%, to $89.4 million for 2023 from $77.2 million for 2022. The increase reflected higher transaction volume from organic growth with existing partners and the impact of clients added within the past year. ACH, card and other payment processing fees increased $887,000, or 9.9%, to $9.8 million for 2023 compared to $8.9 million for 2022, reflecting an increase in rapid funds transfer volume.

Leasing related income increased $1.5 million, or 31.1%, to $6.3 million for 2023 from $4.8 million for 2022. The increase reflected higher volumes of vehicle sales. Other non-interest income increased $1.6 million, or 140.4%, to $2.8 million in 2023 from $1.2 million in 2022, reflecting higher amounts of loan prepayment penalties.

Non-Interest Expense: 2023 compared to 2022

Total non-interest expense in 2023 was $191.0 million, an increase of $21.5 million, or 12.7%, from the $169.5 million in 2022. The majority of the increase resulted from higher salaries and employee benefits expense, which reflected higher numbers of staff in financial crimes, compliance and information technology (“IT”) due to increases in deposit transaction volume and the development of new products. The increase also reflected higher stock compensation expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the year ended December 31,
	2023	2022	Increase (Decrease)	Percent Change
	(dollars in thousands)
Salaries and employee benefits	$121,055	$105,368	$15,687	14.9%
Depreciation and amortization	3,074	2,902	172	5.9%
Rent and related occupancy cost	5,980	5,193	787	15.2%
Data processing expense	5,447	4,972	475	9.6%
Printing and supplies	478	428	50	11.7%
Audit expense	1,620	1,526	94	6.2%
Legal expense	3,850	3,878	(28)	(0.7%)
Legal settlement	—	1,152	(1,152)	(100.0%)
Civil money penalty	—	1,750	(1,750)	(100.0%)
Amortization of intangible assets	398	398	—	—
FDIC insurance	2,957	3,270	(313)	(9.6%)
Software	17,349	16,211	1,138	7.0%
Insurance	5,139	5,026	113	2.2%
Telecom and IT network communications	1,316	1,457	(141)	(9.7%)
Consulting	1,938	1,262	676	53.6%
Writedowns and other losses on OREO	1,315	—	1,315	100.0%
Other	19,126	14,709	4,417	30.0%
Total non-interest expense	$191,042	$169,502	$21,540	12.7%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $121.1 million, an increase of $15.7 million, or 14.9%, from $105.4 million for 2022.

•Depreciation and amortization expense increased $172,000, or 5.9%, to $3.1 million in 2023 from $2.9 million in 2022, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices.

•Rent and related occupancy cost increased $787,000, or 15.2%, to $6.0 million in 2023 from $5.2 million in 2022, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices.

•Data processing expense increased $475,000, or 9.6%, to $5.4 million in 2023 from $5.0 million in 2022, reflecting higher transaction volume.

•Printing and supplies expense increased $50,000, or 11.7%, to $478,000 in 2023 from $428,000 in 2022.

•Audit expense increased $94,000, or 6.2%, to $1.6 million in 2023 from $1.5 million in 2022.

•Legal expense decreased $28,000, or 0.7%, to $3.9 million for 2023 from $3.9 million in 2022, reflecting decreased legal costs related to the SEC matters discussed in “Note O—Commitments and Contingencies” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

•FDIC insurance expense decreased $313,000, or 9.6%, to $3.0 million for 2023 from $3.3 million in 2022, primarily as a result of a lower assessment rate. The cost of resolving several recent bank failures may result in future increased premiums, or special assessments, which would serve to increase expense in the period assessed.

•Software expense increased $1.1 million, or 7.0%, to $17.3 million in 2023 from $16.2 million in 2022. The increase reflected higher expenditures for information technology infrastructure including those to service the payments businesses.

•Insurance expense increased $113,000, or 2.2%, to $5.1 million in 2023 from $5.0 million in 2022, reflecting higher rates, especially for cyber insurance.

•Telecom and IT network communications expense decreased $141,000, or 9.7%, to $1.3 million in 2023 from $1.5 million in 2022.

•Consulting expense increased $676,000, or 53.6%, to $1.9 million in 2023 from $1.3 million in 2022. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls including external risk assessments.

•The $1.3 million of writedowns and other losses on OREO resulted primarily from a pending sale of a movie theater property as described in “Note E—Loans” to the December 31, 2022 consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price, resulting in the $1.3 million writedown. The sale closed in October 2023 and a loss of $95,000 was additionally realized.

•Other non-interest expense increased $4.4 million, or 30.0%, to $19.1 million in 2023 from $14.7 million in 2022. The $4.4 million increase primarily reflected the following increases: a. regulatory examination assessment fees of $1.1 million, b. OREO expense of $887,000 reflecting additional OREO properties c. an increase of $712,000 in travel expenses, d. a $493,000 increase in contributions which includes CRA related contributions and e. $400,000 for river reclamation and restoration in three cities proximate to our offices. The $1.1 million reflected new examination expenses resulting from the change of regulators to the OCC from the FDIC.

Income Tax Benefit and Expense

Income tax expense was $64.5 million and $47.7 million respectively, for 2023 and 2022. The effective tax rate was 25.1% in 2023 compared to 26.8% in 2022 and reflects a 21% federal tax rate and state taxes. The lower rate in 2023 reflected the impact of adjustments related to state taxes in multiple states, including those related to the relocation of the Bank’s corporate headquarters to South Dakota.

Liquidity

Liquidity defines our ability to generate funds at a reasonable cost to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows without adversely affecting daily operations or financial condition. Our liquidity management policy requirements include sustaining defined liquidity minimums, concentration monitoring and management, stress testing, contingency planning and related oversight. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the longer-term beyond 12 months. The adequacy of liquidity is supported by a. the historical stability and growth of its relationships which are further subject to multi-year contracts, b. access to contingent funding and c. the short terms and liquidity of significant amounts of our assets. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve.

Interest-bearing balances at the FRB, maintained on an overnight basis, averaged $677.5 million for the fourth quarter of 2023, compared to the prior year fourth quarter average of $424.3 million.

Our primary source of funding has been deposits, comprised primarily of millions of small transaction-based consumer balances, the majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1, “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits and in addition to related organic growth, we continue to add new affinity groups. We do not believe that the changes in our deposits in the past two years significantly impacted overall liquidity or cost of funds as a result of such long-term relationships and a history of stability, further managed through multi-year contracts. Average deposits in 2023 increased by $139.3 million, or 2.2%, to $6.41 billion compared to $6.27 billion in 2022. Average savings and money market account balances decreased $432.3 million between those periods, reflecting the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Additionally, $86.9 million of average time deposits were utilized in 2022 as loan growth exceeded deposit growth in other deposit categories. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management, but average balances have generally not been significant.

One contingent source of liquidity is available-for-sale securities which amounted to $747.5 million at December 31, 2023 compared to $766.0 million at December 31, 2022. Approximately $350 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our FHLB line of credit. Loan repayments exceeded new loan disbursements during 2023, which precluded the need for additional funding. As a result, at December 31, 2023 outstanding loans amounted to $5.36 billion, compared to $5.49 billion at the prior year end, a decrease of $125.7 million. The decrease primarily reflected a decrease in SBLOC and IBLOC balances resulting from elevated payoffs, which offset growth in other loan categories. We believe that these payoffs reflected customer sensitivity to the increased rate environment. The level of such payoffs generally decreased throughout 2023, and we have budgeted increases in these and our other loan categories for 2024. Commercial loans, at fair value also decreased to $332.8 million from $589.1 million between those respective dates, a decrease of $256.4 million. If we purchase significant amounts of securities in 2024 to reduce exposure to lower interest rate environments (see “Asset and Liability Management”), we may fund at least some of those purchases with short-term deposits (see “Deposits”).

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which resulted in the majority of our deposits being reclassified from brokered to non-brokered. Of our total deposits of $6.68 billion as of December 31, 2023, $527.4 million were classified as brokered. Of our total deposits of $7.03 billion as of December 31, 2022, $953.9 million were classified as brokered. Those deposits fell under the brokered designation because they were obtained with the assistance of third parties. Certain of those balances classified as brokered, could be reclassified as non-brokered, based upon FDIC approval. Such approval requires an application similar to those which we submitted which resulted in the majority of our deposits to be reclassified from brokered to non-brokered.

As of December 31, 2023, approximately $593.7 million of our total deposit accounts of $6.68 billion were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts, should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve which are collateralized by certain of our loans. The amount of loans pledged against these lines varies and the collateral may be unpledged at any time to the extent remaining collateral value exceeds advances. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.95 billion as of December 31, 2023 and was collateralized by loans. We have also pledged in excess of $1.10 billion of multi-family loans to the FHLB. As a result, we have approximately $731.5 million of availability on that line of credit which we can also access at any time. As of December 31, 2023, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve, which, with the approximate $350 million of U.S. government agency securities, represent our most readily accessible liquidity sources. We actively monitor our positions and contingent funding sources daily. Included in our cash and cash-equivalents at December 31, 2023, were $1.03 billion of interest-earning deposits, which primarily consisted of deposits with the Federal Reserve. These amounts may vary on a daily basis.

In 2023, $71.1 million of securities sales and repayments exceeded purchases of $49.0 million. In 2022, $161.1 million of securities sales and repayments exceeded purchases of $24.2 million. In 2021, $492.3 million of securities sales and repayments exceeded purchases of $259.1 million. In 2023, loan repayments exceeded disbursements. As shown in the consolidated statements of cash flows, cash required to fund loans was $1.68 billion in 2022 and $1.10 billion in 2021.

At December 31, 2023, we had outstanding commitments to fund loans, including unused lines of credit, of $1.79 billion, the vast majority of which are SBLOC lines of credit which are variable rate. We attempt to increase such line usage; however, usage percentages have been historically consistent and the majority of these lines of credit have historically not been drawn. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. Accordingly, the funding requirements for such commitments occur on a measured basis over time and are expected to be funded by deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consist principally of cash needed to make required interest payments on our subordinated debentures, consisting of $13.4 million of debentures bearing interest at Secured Overnight Financing Rate (“SOFR”) plus 3.51% and maturing in March 2038 (the “2038 Debentures”), and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of December 31, 2023, we had cash reserves of approximately $8.9 million at the holding company. In the fourth quarter of 2022, the Bank began paying dividends to the holding company to pay interest on these obligations and to fund ongoing common stock repurchases. Stock repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $50.0 million per quarter in 2024 continue, they will likely continue to be funded by dividends from the Bank to the holding company. The holding company’s sources of liquidity are primarily comprised of dividends paid to it by the Bank and the issuance of debt.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized.” The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. Tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2023, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2022
The Bancorp, Inc.	9.63%	13.40%	13.87%	13.40%
The Bancorp Bank, National Association	10.73%	14.95%	15.42%	14.95%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first three quarters of 2023. Our largest funding source, prepaid and debit card accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of rate increases, interest-earning assets tend to adjust more fully to rate increases at contractual pricing intervals which may be monthly or up to several years. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. At December 31, 2023, all of the floors had been exceeded.

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

We have adopted policies designed to manage net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, Chief Credit Officer and others. This committee meets quarterly to review our financial results and develop strategies to achieve budgetary targets based upon current and anticipated market conditions. The primary goal of our policies is to optimize margins and manage interest rate risk, consistent with policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2023. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The largest segments of loans subject to interest rate floors are the majority of non-SBA commercial real estate loans-floating, at fair value, REBL, and IBLOC loans. While floors may provide some protection against future Federal Reserve rate reductions, that protection is limited since current rates generally significantly exceed such floors. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$144,038	$134,003	$29,786	$22,751	$2,188
Loans, net of deferred loan fees and costs	3,492,158	94,847	899,813	673,226	201,095
Investment securities	387,583	50,908	136,743	72,198	100,102
Interest-earning deposits	1,033,270	—	—	—	—
Total interest-earning assets	5,057,049	279,758	1,066,342	768,175	303,385

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,315,126	—	—	—	—
Savings and money market	50,659	—	—	—	—
Securities sold under agreements to repurchase	42	—	—	—	—
Senior debt and subordinated debentures	13,401	—	95,859	—	—
Total interest-bearing liabilities	3,379,228	—	95,859	—	—
Gap	$1,677,821	$279,758	$970,483	$768,175	$303,385
Cumulative gap	$1,677,821	$1,957,579	$2,928,062	$3,696,237	$3,999,622
Gap to assets ratio	22%	4%	12%	10%	4%
Cumulative gap to assets ratio	22%	26%	38%	48%	52%

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

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations. Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of the aforementioned interest rate floors, interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the potential impact of interest rate changes and the behavioral response of the consolidated balance sheet to those changes. Market Value of Portfolio Equity (“MVPE”) represents the modeled fair value of the net present portfolio value of assets, liabilities and off-balance sheet items and is reflected in the Net portfolio value column in the table below.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at December 31, 2023. While our modeling suggests that increases in market rates of 100 and 200 basis points will have a positive impact on margin (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because we have emphasized variable rate instruments in our loan and investment portfolios, net interest income tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels.

	Net portfolio value at		Net interest income
	December 31, 2023		December 31, 2023
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$1,160,418	6.41%	$410,071	11.68%
+100 basis points	1,126,556	3.31%	388,582	5.83%
Flat rate	1,090,501	—	367,180	—
-100 basis points	1,046,303	(4.05%)	345,457	(5.92%)
-200 basis points	994,238	(8.83%)	323,425	(11.92%)

If we should experience a mismatch in our desired gap ranges, or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such a mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities. We continue to evaluate market conditions and may change our current interest rate strategy in response to changes in those conditions. For instance we may increase securities purchases to lock in higher rates for the terms of such securities. Such purchases would decrease our asset sensitivity, and could reduce the decrease in net interest income which would otherwise result from Federal Reserve rate decreases. To the extent that longer term securities purchases are funded with short-term deposits, the rate on such deposits may be higher than the rates on the securities purchased, if the yield curve is inverted. In that case, net interest income may also be decreased, at least in the short-term, prior to anticipated Federal Reserve rate reductions.

Financial Condition

General

Our total assets at December 31, 2023 were $7.71 billion, of which our total loans and commercial loans, at fair value were $5.69 billion and investment securities available-for-sale were $747.5 million. At December 31, 2022, our total assets were $7.90 billion, of which our total loans and commercial loans, at fair value were $6.08 billion and investment securities available-for-sale were $766.0 million. The decrease in total assets at December 31, 2023 reflected decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At December 31, 2023, we had a total of $1.03 billion of interest-earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2022, we had $864.1 million of such balances. The increase reflected the decrease in loans, net of the impact of the planned exit of short-term deposits.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note D—Investment Securities” to the audited consolidated financial statements herein. Total investment securities available-for-sale decreased to $747.5 million as of December 31, 2023, a decrease of $18.5 million, or 2.4%, from a year earlier. The decrease reflected the deferral of securities purchases. See “Asset and Liability Management” for a discussion of interest rate risk and the possibility of future investment securities purchases to reduce exposure to lower rate environments.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of credit losses in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the years ended December 31, 2022 and 2021, we recognized no credit-related losses on our portfolio. In 2023, we recognized a provision for credit loss on a trust preferred security. See “Provision for Credit Loss on Trust Preferred Security”.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2023 and 2022, our investments were all categorized as available-for-sale (in thousands).

	December 31, 2023
	Amortized	Fair
	cost	value
U.S. Government agency securities	$35,346	$33,886
Asset-backed securities	327,159	325,353
Tax-exempt obligations of states and political subdivisions	4,860	4,851
Taxable obligations of states and political subdivisions	43,323	42,386
Residential mortgage-backed securities	169,882	160,767
Collateralized mortgage obligation securities	35,575	34,038
Commercial mortgage-backed securities	157,759	146,253
Corporate debt securities	10,000	—
	$783,904	$747,534

	December 31, 2022
	Amortized	Fair
	cost	value
U.S. Government agency securities	$29,859	$28,381
Asset-backed securities	343,885	334,009
Tax-exempt obligations of states and political subdivisions	3,560	3,499
Taxable obligations of states and political subdivisions	45,668	44,011
Residential mortgage-backed securities	150,135	139,820
Collateralized mortgage obligation securities	43,858	41,783
Commercial mortgage-backed securities	179,977	166,813
Corporate debt securities	10,000	7,700
	$806,942	$766,016

Investments in FHLB, Atlantic Central Bankers Bank (“ACBB”), and FRB stock are recorded at cost and amounted to $15.6 million at December 31, 2023 and $12.6 million at December 31, 2022. Each of these institutions requires their member banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of FRB stock in September 2022. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

We pledge loans against our line of credit at the FHLB and had no securities pledged against that line as of December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, no investment securities were encumbered through pledging or otherwise.

Of the six securities resulting from the Company’s prior sponsoring of commercial mortgage loan securitizations, all have been repaid except that issued by CRE-2. As of December 31, 2023, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $3.3 million. A total of $15.9 million plus trustee fees, late charges and unpaid interest is required to repay the Bank tranche. The collateral remaining to repay the $15.9 million consists of a suburban office building in New Jersey and a retail facility in Missouri, the combined most recent appraisals for which total $33.0 million. The excess of the $33.0 million appraised value over the $15.9 million provides repayment protection for the Bank-owned tranche. Efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. A 2023 broker’s opinion of the property’s liquidation value was $20.9 million versus a loan balance of $24.5 million. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is held as real estate owned by the trust and is also not yet stabilized, and the special servicer expects to market the property for liquidation. The March 9, 2023 appraised value of the property was $12.1 million versus a loan balance of $16.3 million. Since borrowers are no longer making payments, accrued interest and the Bank’s remaining $12.6 million of principal are not expected to be repaid until collateral liquidation.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2023 (dollars in thousand). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security, and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$9,717	2.68%	$15,022	5.12%	$9,147	3.98%	$33,886
Asset-backed securities	4,015	7.06%	3,657	7.28%	191,596	7.18%	126,085	7.28%	325,353
Tax-exempt obligations of states and political subdivisions(1)	997	3.10%	1,850	2.65%	1,287	3.83%	717	3.95%	4,851
Taxable obligations of states and political subdivisions	12,593	2.83%	28,628	3.39%	1,165	4.33%	—	—	42,386
Residential mortgage-backed securities	—	—	43,444	2.66%	43,785	3.94%	73,538	3.71%	160,767
Collateralized mortgage obligation securities	—	—	5,204	2.70%	161	2.29%	28,673	4.07%	34,038
Commercial mortgage-backed securities	15,643	2.59%	27,970	2.65%	27,800	3.52%	74,840	3.77%	146,253
Total	$33,248		$120,470		$280,816		$313,000		$747,534
Weighted average yield		3.24%		2.97%		6.17%		5.20%

(1)If adjusted to their taxable equivalents, yields would approximate 3.92%, 3.35%, 4.85%, and 5.00% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate bridge loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020. These loans are now being held on the balance sheet and continue to be accounted for at fair value. Non-SBA commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $332.8 million at December 31, 2023 from $589.1 million at December 31, 2022 reflecting the impact of repayments. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the prior loan portfolio and are primarily comprised of multi-family (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost. See the table below prefaced by the introduction: “Commercial real estate loans, primarily real estate bridge loans, excluding SBA loans…”.

Loan Portfolio

We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function. SBLOC, IBLOC and other consumer loans, investment advisor financing, SBLs, leases and real estate bridge lending each have their own loan committee. The Chief Executive Officer and Chief Credit Officer serve on all loan committees. Each committee also includes lenders from that particular type of specialty lending. The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy. Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019

SBL non-real estate	$137,752	$108,954	$147,722	$255,318	$84,579
SBL commercial mortgage	606,986	474,496	361,171	300,817	218,110
SBL construction	22,627	30,864	27,199	20,273	45,310
SBLs	767,365	614,314	536,092	576,408	347,999
Direct lease financing	685,657	632,160	531,012	462,182	434,460
SBLOC / IBLOC(1)	1,627,285	2,332,469	1,929,581	1,550,086	1,024,420
Advisor financing(2)	221,612	172,468	115,770	48,282	—
Real estate bridge lending	1,999,782	1,669,031	621,702	—	—
Other loans(3)	50,638	61,679	5,014	6,426	7,609
	5,352,339	5,482,121	3,739,171	2,643,384	1,814,488
Unamortized loan fees and costs	8,800	4,732	8,053	8,939	9,757
Total loans, net of unamortized loan fees and costs	$5,361,139	$5,486,853	$3,747,224	$2,652,323	$1,824,245

The following table shows SBLs and SBLs held at fair value for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019

SBLs, including costs net of deferred fees of $9,502 and $7,327 for December 31, 2023 and December 31, 2022, respectively	$776,867	$621,641	$541,437	$577,944	$352,214
SBLs included in commercial loans, at fair value	119,287	146,717	199,585	243,562	220,358
Total SBLs(4)	$896,154	$768,358	$741,022	$821,506	$572,572

(1)SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At December 31, 2023 and December 31, 2022, respectively, IBLOC loans amounted to $646.9 million and $1.12 billion.

(2)In 2020 we began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value (“LTV”) ratios of 70% of the business enterprise value based on a  third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $1.7 million and $2.6 million at December 31, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of December 31, 2023 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$398,773
PPP loans(1)	2,107
Commercial mortgage SBA(2)	284,017
Construction SBA(3)	11,842
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	113,489
Non-SBA SBLs	45,982
Other(5)	28,757
Total principal	884,967
Unamortized fees and costs	11,187
Total SBLs	$896,154

(1)Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2)Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which the Bank adheres.

(3)Includes $4.4 million in 504 Program first mortgages with an origination date LTV of 50-60% and $7.4 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(4)Includes the unguaranteed portion of 7(a) Program loans which are generally70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

(5)Comprised of $28.6 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of December 31, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels and motels	$76,955	$71	$18	$77,044	17%
Funeral homes and funeral services	40,500	—	44	40,544	9%
Full-service restaurants	24,358	5,968	1,830	32,156	7%
Car washes	19,303	114	98	19,515	4%
Child day care services	15,507	1,648	1,818	18,973	4%
Outpatient mental health and substance abuse centers	15,454	—	115	15,569	3%
Homes for the elderly	12,970	40	72	13,082	3%
Gasoline stations with convenience stores	11,774	—	149	11,923	3%
Fitness and recreational sports centers	7,837	—	1,915	9,752	2%
Lessors of other real estate property	9,017	—	603	9,620	2%
Offices of lawyers	9,171	—	—	9,171	2%

Limited-service restaurants	3,317	927	2,934	7,178	2%
Caterers	6,741	—	43	6,784	1%
General warehousing and storage	6,559	—	—	6,559	1%
Lessors of nonresidential buildings	6,495	—	—	6,495	1%
Plumbing, heating, and air-conditioning	5,586	—	907	6,493	1%
All other specialty trade contractors	4,508	—	430	4,938	1%
Lessors of residential buildings	4,835	—	—	4,835	1%
Miscellaneous durable goods merchants	4,770	—	—	4,770	1%
Packaged frozen food merchant wholesalers	4,722	—	—	4,722	1%
Technical and trade schools	4,713	—	—	4,713	1%
Amusement and recreation	3,955	44	261	4,260	1%
Offices of dentists	3,098	—	64	3,162	1%
Vocational rehabilitation services	—	3,090	—	3,090	1%
Other(2)	101,045	2,062	26,875	129,982	30%
Total	$403,190	$13,964	$38,176	$455,330	100%

(1)Of the SBL commercial mortgage and SBL construction loans, $121.3 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.6 million of loans sold that do not qualify for true sale accounting.

(2)Loan types of less than $3.0 million are spread over approximately one hundred different classifications such as commercial printing, pet and pet supplies stores, securities brokerage, etc.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of December 31, 2023 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$81,501	$4,534	$3,405	$89,440	$20%
Florida	68,180	1,297	3,209	72,686	16%
North Carolina	38,329	927	1,907	41,163	9%
Pennsylvania	33,951	—	837	34,788	8%
New York	24,729	1,505	2,245	28,479	6%
New Jersey	17,328	3,357	4,003	24,688	5%
Texas	18,424	114	5,794	24,332	5%
Georgia	20,324	604	1,743	22,671	5%
Other States	100,424	1,626	15,033	117,083	26%
Total	$403,190	$13,964	$38,176	$455,330	$100%

(1)Of the SBL commercial mortgage and SBL construction loans, $121.3 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.6 million of loans that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of December 31, 2023 (in thousands):

Type(1)	State	SBL commercial mortgage(1)
Funeral homes and funeral services	Pennsylvania	$12,997
Mental health and substance abuse center	Florida	9,929
Funeral homes and funeral services	Maine	8,858
Hotel	Florida	8,394
Lawyers office	California	8,151
Hotel	North Carolina	6,708
General warehousing and storage	Pennsylvania	6,559
Hotel	Florida	5,766
Hotel	New York	5,692
Hotel	North Carolina	5,609
Total		$78,663

(1)All ten largest loans in our SBL portfolio are SBA 504 Program loans with 50%-60% origination date LTVs. The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of December 31, 2023 (dollars in thousands).

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multi-family apartment loans recorded at book value)(1)	148	$1,999,782	71%	9.30%

Non-SBA commercial real estate loans, at fair value:
Multi-family (apartment bridge loans)(1)	9	$168,083	77%	8.82%
Hospitality (hotels and lodging)	2	27,379	65%	9.82%
Retail	2	12,275	72%	8.19%
Other	2	9,446	73%	4.97%
	15	217,183	75%	8.74%
Fair value adjustment		(3,703)
Total non-SBA commercial real estate loans, at fair value		213,480
Total commercial real estate loans		$2,213,262	72%	9.26%

(1)In the third quarter of 2021, we resumed the origination of multi-family apartment loans. These are similar to the multi-family apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of December 31, 2023 (dollars in thousands):

	Balance	Origination date LTV
Texas	$813,630	72%
Georgia	246,770	69%
Florida	221,804	70%
Michigan	112,697	69%
Indiana	92,102	73%
New Jersey	78,000	69%
Ohio	72,523	67%
Other States each <$63 million	575,736	73%
Total	$2,213,262	72%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of December 31, 2023 (dollars in thousands). All these loans are multi-family apartment loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Texas	44,159	72%
Tennessee	40,000	72%
Texas	39,400	75%
Texas	39,345	79%
Texas	37,259	80%
Michigan	36,960	62%
Texas	36,318	67%
Florida	34,850	72%
Indiana	33,588	76%
Texas	32,812	62%
Michigan	32,500	79%
Oklahoma	31,153	78%
New Jersey	30,405	62%
Georgia	29,290	69%
15 largest commercial real estate loans	$543,559	72%

The following table summarizes our institutional banking portfolio by type as of December 31, 2023 (dollars in thousands):

Type	Principal	% of total
SBLOC	$980,419	53%
IBLOC	646,866	35%
Advisor financing	221,612	12%
Total	$1,848,897	100%

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

The following table summarizes our ten largest SBLOC loans as of December 31, 2023 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,781	20%
	9,500	94%
	9,465	39%
	9,034	41%
	8,651	94%
	8,071	72%
	7,905	68%
	7,730	27%
	7,606	52%
	7,336	74%
Total and weighted average	$86,079	57%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, nine insurance companies have been approved and, as of December 1, 2023, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of December 31, 2023 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$109,110	16%
Waste management and remediation services	105,585	15%
Construction	103,813	15%
Real estate and rental and leasing	75,986	11%
Manufacturing	35,427	5%
Finance and insurance	33,486	5%
Health care and social assistance	26,232	4%
Other services (except public administration)	26,074	4%
General freight trucking	24,858	4%
Professional, scientific, and technical services	21,512	3%
Wholesale trade	18,149	3%
Utilities	15,344	2%
Transportation and warehousing	14,006	2%
Other	76,075	11%
Total	$685,657	100%

(1)Of the total $685.7 million of direct lease financing, $611.5 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2)Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of December 31, 2023 (dollars in thousands):

Principal balance	% Total

Florida	$97,603	14%
Utah	67,047	10%
California	56,770	8%
New York	51,009	7%
Pennsylvania	42,265	6%
New Jersey	38,637	6%
North Carolina	35,143	5%
Maryland	32,530	5%
Texas	31,137	5%
Connecticut	29,707	4%
Idaho	17,074	2%
Washington	15,380	2%
Georgia	14,023	2%
Ohio	12,735	2%
Alabama	12,146	2%
Other States	132,451	20%
Total	$685,657	100%

The following table presents selected loan categories by maturity for the periods indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. See “Asset and Liability Management” for a discussion of interest rate risk.

	December 31, 2023
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(in thousands)
SBL non-real estate	$1,215	$30,503	$146,721	$1,212	$179,651
SBL commercial mortgage	7,003	18,508	209,340	458,784	693,635
SBL construction	7,350	—	—	15,518	22,868
Leasing	129,266	533,904	22,487	—	685,657
SBLOC/IBLOC	1,633,751	—	—	—	1,633,751
Advisor financing	415	67,659	156,421	—	224,495
Real estate bridge lending	283,142	1,706,323	—	—	1,989,465
Other loans	23,771	3,967	7,313	15,852	50,903
Loans at fair value excluding SBL	193,298	18,471	—	1,711	213,480
	$2,279,211	$2,379,335	$542,282	$493,077	$5,693,905

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$2,107	$—	$—	$2,107
Leasing		533,904	22,487	—	556,391
Advisor financing		67,659	156,421	—	224,080
Other loans		3,581	850	13,054	17,485
Loans at fair value excluding SBL		18,471	—	—	18,471
Total loans at fixed rates		$625,722	$179,758	$13,054	$818,534

Variable rates
SBL non-real estate		$28,396	$146,721	$1,212	$176,329
SBL commercial mortgage		18,508	209,340	458,784	686,632
SBL construction		—	—	15,518	15,518
Real estate bridge lending		1,706,323	—	—	1,706,323
Other loans		386	6,463	2,798	9,647
Loans at fair value excluding SBL		—	—	1,711	1,711
Total at variable rates		$1,753,613	$362,524	$480,023	$2,596,160

Total		$2,379,335	$542,282	$493,077	$3,414,694

Allowance for Credit Losses

We review the adequacy of our ACL on at least a quarterly basis to determine a provision for credit losses to maintain our allowance at a level we believe is appropriate to recognize current expected credit losses. Our Chief Credit Officer oversees the loan review department, which measures the adequacy of the ACL independently of loan production officers. A description of loan review coverage is summarized in “Note E—Loans" to the audited consolidated financial statements herein, which also provides a description of the methodology by which our quarterly provision for credit losses is determined.

We performed a strategic evaluation of our businesses in the third quarter of 2014 and decided to discontinue our Philadelphia commercial lending operations to focus on specialty finance lending. We have since disposed of the vast majority of related loans and OREO. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts had concluded, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. Accordingly, these loans will be accounted for as such, and are included in related tables. On the December 31, 2021 consolidated balance sheet, these discontinued loans were reclassified as loans held for sale in continuing operations and included within “Commercial loans, at fair value”. Discontinued OREO of $17.3 million which constituted the remainder of discontinued assets was reclassified to the OREO caption on the balance sheet. As noted above, in the first quarter of 2022 the loans previously in discontinued operations were reclassified to held for investment. In the second quarter of 2022, as a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. Accordingly, a $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the ACL and $2.2 million increased the allowance for loan commitments recorded in other liabilities. These reclassification entries were made retroactive to the first quarter of 2022 and are reflected in year to date 2022 results.

At December 31, 2023, the ACL amounted to $27.4 million, which represented a $5.0 million increase compared to the $22.4 million at December 31, 2022. In addition to the 2022 increase resulting from the reclassification of discontinued loans noted above, the increase in 2023 reflected the impact of quantitative and qualitative factors on the CECL model as described in “Provision for Credit Losses on Loans” and “Note E—Loans” to the audited consolidated financial statements herein. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At December 31, 2023, there were eight troubled debt restructured loans with a balance of $1.6 million which had specific reserves of $591,000. These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

The following table presents delinquencies by type of loan for December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge lending	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679

Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

Although we consider our ACL to be appropriate and supportable based on information currently available, future additions to the ACL may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases.

The following table presents an allocation of the ACL among the types of loans or leases in our portfolio at December 31, 2023, 2022, 2021, 2020 and 2019 (in thousands):

	December 31, 2023		December 31, 2022		December 31, 2021

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$6,059	2.57%	$5,028	1.99%	$5,415	3.95%
SBL commercial mortgage	2,820	11.34%	2,585	8.66%	2,952	9.66%
SBL construction	285	0.42%	565	0.56%	432	0.73%
Direct lease financing	10,454	12.81%	7,972	11.53%	5,817	14.20%
SBLOC / IBLOC	813	30.40%	1,167	42.55%	964	51.60%
Advisor financing	1,662	4.14%	1,293	3.15%	868	3.10%
Real estate bridge lending	4,740	37.36%	3,121	30.44%	1,181	16.63%
Other loans	545	0.96%	643	1.12%	177	0.13%
	$27,378	100.00%	$22,374	100.00%	$17,806	100.00%

	December 31, 2020		December 31, 2019
	.
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,060	9.66%	$4,985	4.66%
SBL commercial mortgage	3,315	11.38%	1,472	12.02%
SBL construction	328	0.77%	432	2.50%
Direct lease financing	6,043	17.48%	2,426	23.94%
SBLOC / IBLOC	775	58.64%	553	56.46%
Advisor financing	362	1.83%	—	—
Other loans	199	0.24%	52	0.42%
Unallocated	—	—	318	—
	$16,082	100.00%	$10,238	100.00%

Summary of Loan and Lease Loss Experience

The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	299	—	1,179
Provision (credit)(1)	1,427	236	(280)	5,818	(330)	369	1,619	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$50,276	$8,800	$5,349,307

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)(1)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

	December 31, 2021
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2021	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082
Charge-offs	(1,138)	(417)	—	(412)	(15)	—	—	(24)	—	(2,006)
Recoveries	51	9	—	58	—	—	—	1,099	—	1,217
Provision (credit)(1)	1,442	45	104	128	204	506	1,181	(1,097)	—	2,513
Ending balance	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806

Ending balance: Individually evaluated for expected credit loss	$829	$115	$34	$—	$—	$—	$—	$—	$—	$978

Ending balance: Collectively evaluated for expected credit loss	$4,586	$2,837	$398	$5,817	$964	$868	$1,181	$177	$—	$16,828

Loans:
Ending balance	$147,722	$361,171	$27,199	$531,012	$1,929,581	$115,770	$621,702	$5,014	$8,053	$3,747,224

Ending balance: Individually evaluated for expected credit loss	$1,887	$812	$710	$254	$—	$—	$—	$320	$—	$3,983

Ending balance: Collectively evaluated for expected credit loss	$145,835	$360,359	$26,489	$530,758	$1,929,581	$115,770	$621,702	$4,694	$8,053	$3,743,241

	December 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 12/31/2019	$4,985	$1,472	$432	$2,426	$553	$—	$—	$52	$318	$10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	—	—	178	(318)	2,637
Charge-offs	(1,350)	—	—	(2,243)	—	—	—	—	—	(3,593)
Recoveries	103	—	—	570	—	—	—	—	—	673
Provision (credit)(1)	1,542	1,306	(243)	2,928	263	362	—	(31)	—	6,127
Ending balance	$5,060	$3,315	$328	$6,043	$775	$362	$—	$199	$—	$16,082

Ending balance: Individually evaluated for impairment	$2,129	$1,010	$34	$4	$—	$—	$—	$—	$—	$3,177

Ending balance: Collectively evaluated for impairment	$2,931	$2,305	$294	$6,039	$775	$362	$—	$199	$—	$12,905

Loans:
Ending balance	$255,318	$300,817	$20,273	$462,182	$1,550,086	$48,282	$—	$6,426	$8,939	$2,652,323

Ending balance: Individually evaluated for impairment	$3,431	$7,305	$711	$751	$—	$—	$—	$557	$—	$12,755

Ending balance: Collectively evaluated for impairment	$251,887	$293,512	$19,562	$461,431	$1,550,086	$48,282	$—	$5,869	$8,939	$2,639,568

December 31, 2019
SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total

Beginning balance 1/1/2019	$4,636	$941	$250	$2,025	$393	$—	$—	$168	$240	$8,653
Charge-offs	(1,362)	—	—	(528)	—	—	—	(1,103)	—	(2,993)
Recoveries	125	—	—	51	—	—	—	2	—	178
Provision (credit)	1,586	531	182	878	160	—	—	985	78	4,400
Ending balance	$4,985	$1,472	$432	$2,426	$553	$—	$—	$52	$318	$10,238

Ending balance: Individually evaluated for impairment	$2,961	$136	$36	$—	$—	$—	$—	$9	$—	$3,142

Ending balance: Collectively evaluated for impairment	$2,024	$1,336	$396	$2,426	$553	$—	$—	$43	$318	$7,096

Loans:
Ending balance	$84,579	$218,110	$45,310	$434,460	$1,024,420	$—	$—	$7,609	$9,757	$1,824,245

Ending balance: Individually evaluated for impairment	$4,139	$1,047	$711	$286	$—	$—	$—	$610	$—	$6,793

Ending balance: Collectively evaluated for impairment	$80,440	$217,063	$44,599	$434,174	$1,024,420	$—	$—	$6,999	$9,757	$1,817,452

(1)The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes the provision for unfunded commitments of $135,000 (credit), $1.4 million, $597,000, and $225,000 for the years ended December 31, 2023, 2022, 2021, and 2020, respectively.

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2023	2022
Ratio of:
ACL to total loans	0.51%	0.41%
ACL to non-performing loans(1)	206.33%	123.40%
Non-performing loans to total loans(1)	0.25%	0.33%
Non-performing assets to total assets(1)	0.39%	0.50%
Net charge-offs to average loans	0.07%	0.03%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.51% at December 31, 2023 compared to 0.41% at December 31, 2022. The increase resulted from a decrease in total loans while the ACL increased. The largest component of the increase in the ACL reflected $2.5 million of increased reserves on leasing. See “Note E—Loans” to the audited consolidated financial statements herein.

The ratio of the ACL to non-performing loans increased to 206.33% at December 31, 2023 from 123.40% over the prior year end, primarily as a result of the increase in the allowance versus a decrease in non-performing loans. Nonperforming loans are comprised of nonaccrual loans and loans past due 90 days or more still accruing interest. Of the $11.5 million of nonaccrual loans at December 31, 2023, $2.9 million were guaranteed under various SBA loan programs.

The ratio of non-performing assets to total assets decreased to 0.39% at December 31, 2023 from 0.50% at the prior year end, again reflecting the decrease in non-performing loans.

The ratio of net charge-offs to average loans was 0.07% at December 31, 2023 compared to 0.03% at the prior year end, reflecting an increase in leasing charge-offs.

Net Charge-offs

Net charge-offs were $3.5 million in 2023, an increase of $2.3 from net charge-offs of $1.2 million in 2022. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs, with the increase in 2023 resulting from leasing net charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$871	$76	$—	$3,666	$24	$—	$—	$3
Recoveries	(475)	(75)	—	(330)	—	—	—	(299)
Net charge-offs/(recoveries)	$396	$1	$—	$3,336	$24	$—	$—	$(296)

Average loan balance	$125,072	$540,475	$26,855	$666,431	$1,821,214	$195,964	$1,856,639	$55,573
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.32%	—	—	0.50%	—	—	—	(0.53%)

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans
Charge-offs	$885	$—	$—	$576	$—	$—	$—	$—
Recoveries	(140)	—	—	(124)	—	—	—	(24)
Net charge-offs/(recoveries)	$745	$—	$—	$452	$—	$—	$—	$(24)

Average loan balance	$115,069	$428,785	$29,045	$588,415	$2,260,766	$160,681	$1,266,876	$62,817
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.65%	—	—	0.08%	—	—	—	(0.04%)

We review charge-offs at least quarterly in loan surveillance meetings which include the Chief Credit Officer, the loan review department and other senior credit officers in a process which includes identifying any trends or other factors impacting portfolio management. In recent periods charge-offs have been primarily comprised of the non-guaranteed portion of SBA 7(a) Program loans and leases. The charge-offs have resulted from individual borrower or business circumstances as opposed to overall trends or other factors.

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a material reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. We had $16.9 million of OREO at December 31, 2023 and $21.2 million at December 31, 2022. The following tables summarize our non-performing loans, including loans past due 90 days or more still accruing interest and OREO.

	December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,842	$1,249	$1,313	$3,159	$3,693
SBL commercial mortgage	2,381	1,423	812	7,305	1,047
SBL construction	3,385	3,386	710	711	711
Direct leasing	3,785	3,550	254	751	—

Legacy commercial real estate and Other loans	132	692	—	—	—
Consumer - home equity	—	56	72	301	345
Total non-accrual loans	11,525	10,356	3,161	12,227	5,796

Loans past due 90 days or more and still accruing	1,744	7,775	461	497	3,264
Total non-performing loans	13,269	18,131	3,622	12,724	9,060
OREO	16,949	21,210	18,873	—	—
Total non-performing assets	$30,218	$39,341	$22,495	$12,724	$9,060

Of the $11.5 million of nonaccrual loans at December 31, 2023, $2.9 million were guaranteed under various SBA loan programs. The decrease in loans past due 90 days and still accruing reflected a $3.6 million legacy commercial real estate loan transferred to non-accrual in March 2023.

Under previous accounting guidance which was effective through December 31, 2022, the Company’s loans that were modified as of December 31, 2023 and 2022 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$514	$514	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	—	—	—	1	3,552	3,552
Consumer - home equity	1	230	230	1	239	239
Total(1)	8	$1,578	$1,578	11	$5,275	$5,275

(1)Troubled debt restructurings include non-accrual loans of $1.3 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$514	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	—	—	—	3,552
Consumer - home equity	—	—	230	—	—	239
Total(1)	$—	$—	$1,578	$—	$—	$5,275

(1)Troubled debt restructurings include non-accrual loans of $1.3 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively.

The following table summarizes loans that were restructured within the twelve months ended December 31, 2023 that have subsequently defaulted (dollars in thousands).

	December 31, 2023
	Number	Pre-modification recorded investment
SBL non-real estate	2	$174
Legacy commercial real estate	1	3,552
Total	3	$3,726

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in the following tables and loans with modifications made after January 1, 2023 will be reported under the new loan modification guidance. As of December 31, 2023 loans modified and related information are as follows (dollars in thousands):

	December 31, 2023
	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$651	$—	$651	0.47%
Direct lease financing	—	127	127	0.02%
Real estate bridge lending(1)	—	12,300	12,300	0.62%
Total	$651	$12,427	$13,078	0.24%

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

The following table shows an analysis of loans that were modified during the twelve months prior to December 31, 2023 presented by loan classification (dollars in thousands):

	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

Under the new accounting guidance effective January 1, 2023, which broadened the reporting of loan restructurings to include all modifications, there were $13.1 million of loans classified as modified as of December 31, 2023 with specific reserves of $127,000.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2023 (dollars in thousands):

	Combined Rate and Maturity
	Weighted average interest rate reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	0.47%
Direct lease financing	—	3	—
Real estate bridge lending(1)	—	12	—

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

(2)Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

We had no commitments to extend additional credit to loans classified as troubled debt restructurings as of December 31, 2023.

The following table provides information about loans individually evaluated for credit loss at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL
SBL non-real estate	$522	$1,714	$—	$380	$—
SBL commercial mortgage	1,546	1,546	—	1,028	—
Direct lease financing	167	167	—	78	—
Legacy commercial real estate	—	—	—	2,131	—
Consumer - home equity	230	230	—	255	8
With an ACL
SBL non-real estate	1,397	1,397	(670)	1,011	3

SBL commercial mortgage	835	835	(343)	1,553	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,618	3,804	(1,827)	2,814	—
IBLOC	—	—	—	95	—
Legacy commercial real estate	—	—	—	710
Other loans	132	132	(4)	384	—
Total
SBL non-real estate	1,919	3,111	(670)	1,391	3
SBL commercial mortgage	2,381	2,381	(343)	2,581	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,785	3,971	(1,827)	2,892	—
IBLOC	—	—	—	95	—
Legacy commercial real estate and Other loans	132	132	(4)	3,225	—
Consumer - home equity	230	230	—	255	8
	$11,832	$13,210	$(2,888)	$13,824	$11

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

We had $11.5 million of non-accrual loans at December 31, 2023, compared to $10.4 million of non-accrual loans at December 31, 2022. The $1.1 million increase reflected $15.4 million of loans placed on non-accrual status, partially offset by $4.6 million transferred to repossessed vehicle inventory, $3.0 million of charge-offs, $4.3 million of payments, $1.9 million transferred to OREO, and $400,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $1.7 million and $7.8 million at December 31, 2023 and December 31, 2022, respectively. The $6.1 million decrease reflected $3.2 million of additions, $4.6 million of loan payments, $3.6 million transferred to non-accrual loans, $737,000 transferred to OREO, and $207,000 of charge-offs.

We had $16.9 million of OREO at December 31, 2023 and $21.2 million of OREO at December 31, 2022. The change in balance reflected $1.9 million transferred from commercial loans, at fair value, $737,000 transferred from loans past due 90 days or more still accruing interest, $5.8 million of sales and $1.1 million of charge-offs. The balance at both dates included $15.0 million for a Florida mall property. The property was reappraised in May 2023 and the appraised value continues to exceed the $15.0 million carrying value.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At December 31, 2023 and December 31, 2022, classified loans were segregated by year of origination and are shown in “Note E—Loans” to the audited consolidated financial statements herein.

Not included in the non-performing totals presented above, is a $39.4 million REBL loan collateralized by an apartment complex in Texas, for which the borrower did not make December 2023, and January and February 2024 monthly interest-only payments as required under the related loan terms. Rehabilitation and related expenses exceeded initial estimates, further complicated by construction delays. Accordingly, management is considering its options to resolve this loan. While a September 2023 appraisal shows an as-is value which exceeds the loan balance plus currently estimated remaining construction costs and an as-if stabilized value exceeding $50.0 million, there can be no assurance that such amounts will ultimately be realized upon resolution.

Premises and Equipment, Net

Premises and equipment increased to $27.5 million at December 31, 2023 from $18.4 million at December 31, 2022 primarily as a result of expenditures for a new data center and the relocation of Sioux Falls office space.

Other assets

Other assets increased to $133.1 million at December 31, 2023 from $89.2 million at December 31, 2022. The increase reflected an $11.4 million right-of-use asset for the newly leased space for the Sioux Falls office relocation, related to the lease which began in the fourth quarter of 2023. The increase also reflected a $9.6 million loan receivable payment in transit which was subsequently received.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At December 31, 2023, we had total deposits of $6.68 billion compared to $7.03 billion at December 31, 2022, which reflected a decrease of $349.2 million, or 5.0%. The decrease reflected a $330.0 million decrease in short-term time deposits which matured in the first quarter of 2023. Daily deposit balances are subject to variability, and deposits averaged $6.25 billion in the fourth quarter of 2023. Savings and money market balances were reduced in December 2022, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest $1.46 billion, and the four subsequent largest $852.1 million. Of our deposits at year-end 2022, the top three affinity groups accounted for approximately $2.41 billion, the next three largest $1.20 billion, and the four subsequent largest $822.9 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were identical in both years. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at year-end 2023, totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. Such balances in the top ten relationships at year-end 2022, totaled $3.08 billion while balances related to payment companies, including companies sponsoring incentive and gift card payments amounted to $1.35 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. The vast majority of such payments are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Asset and Liability Management”). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In 2023, our demand and interest checking balances averaged $6.31 billion, compared to $5.67 billion in 2022. The growth primarily reflected increases in payment company balances. Average savings and money market balances decreased to $46.4 million in the fourth quarter of 2023, compared to $474.3 million in the fourth quarter of 2022 as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Short-term time deposits have been used minimally to provide liquidity cushions, for instance when short-term loan origination exceeds short-term deposit growth, as was the case in 2022. In 2023, we did not use short-term time deposits after the first quarter of the year. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2023		December 31, 2022
	Average	Average	Average	Average
	balance	rate	balance	rate
Demand and interest checking(1)	$6,308,509	2.30%	$5,670,818	0.70%
Savings and money market	78,074	3.66%	510,370	1.67%
Time	20,794	4.13%	86,907	3.15%
Total deposits	$6,407,377	2.32%	$6,268,095	0.82%

(1)Of the amounts shown for 2023 and 2022, $177.0 million and $216.5 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-Term Borrowings

We had no outstanding advances from the FHLB or Federal Reserve Bank at December 31, 2023 or 2022 on our lines of credit with them, although we periodically have accessed such overnight borrowings for cash management purposes. We discuss these lines in “Liquidity and Capital Resources” in this MD&A. Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$42
Average during the year	41	41	41
Maximum month-end balance	42	42	42
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

	As of or for the year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	5,739	60,312	19,958
Maximum month-end balance	450,000	495,000	300,000
Weighted average rate during the year	4.72%	2.55%	0.25%
Rate at December 31	—	—	—

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

Senior Debt

On August 13, 2020, we issued $100.0 million of the 2025 Senior Notes, with a maturity date of August 15, 2025 and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The majority of these funds were utilized to repurchase common stock in 2021 and 2022. The 2025 Senior Notes are our direct, unsecured and unsubordinated obligations and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. In lieu of repayment from dividends paid by the Bank to the Company, industry practice includes the issuance of new debt to repay maturing debt.

Subordinated Debentures

As of December 31, 2023, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as (“the Trusts”). In each case, we own all the common securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of the 2038 Debentures issued by us. The 2038 Debentures are the sole assets of the Trusts. The $10.3 million of 2038 Debentures issued to The Bancorp Capital Trust II and the $3.1 million of 2038 Debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest at SOFR plus 3.51%.

Other Long-term Borrowings

At December 31, 2023 and 2022, we had long-term borrowings of $38.6 million and $10.0 million respectively, which consisted of sold loans which were accounted for as secured borrowings, because they did not qualify for true sale accounting.

Other Liabilities

Other liabilities amounted to $69.6 million at December 31, 2023 compared to $56.3 million at December 31, 2022.

Shareholders’ Equity

At December 31, 2023, we had $807.3 million in shareholders’ equity compared to $694.0 million at the prior year end. The increase primarily reflected 2023 net income, net of common stock repurchases and the decrease in the market value of securities resulting from the increase in certain market interest rates.

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

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $1.79 billion and $1.7 million, respectively, at December 31, 2023. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2023 (in thousands):

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$30,015	$4,176	$4,844	$3,344	$17,651
Loan commitments	1,785,050	23,741	61,502	11,315	1,688,492
Senior debt	95,859	—	95,859	—	—
Interest expense on senior debt	12,456	4,750	7,706	—	—
Subordinated debentures	13,401	—	—	—	13,401
Interest expense on subordinated
debentures(1)	14,814	1,043	2,085	2,085	9,601
Standby letters of credit	1,698	1,698	—	—	—
Total	$1,953,293	$35,408	$171,996	$16,744	$1,729,145

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in “Note B. Summary of Significant Accounting Policies,” to the audited consolidated financial statements herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to quantitative and qualitative disclosures about market risk is included under the section entitled “Asset and Liability Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses – qualitative factors (SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments)

As described in note E to the financial statements, the Company estimates the allowance for credit losses using relevant available historical loan performance information and reasonable and supportable forecasts. The loans are segregated by product type to recognize differing risk characteristics within portfolio segments. For certain product types, including SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending, the Company considers the need to adjust the historical loss rate based upon qualitative factors such as the Company’s current loan performance statistics and the potential impact of current economic conditions as determined by portfolio segment. These qualitative factors are intended to adjust for changes in credit risk not reflected in historical loss rates and otherwise not accounted for in the quantitative process. As of December 31, 2023, the Company’s allowance for credit losses was $27.4 million, of which $23.3 million relates to the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments. We identified the qualitative factors used in estimating the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments as a critical audit matter.

The principal consideration for our determination that the qualitative factors used in estimating the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments is a critical audit matter is that the selection and application of qualitative factors requires management to make significant judgements to address the risk of credit loss that is not reflected in historical loss rates and otherwise not accounted for in the quantitative process. Evaluating the reasonableness of management’s judgements in the selection and application of the qualitative factors required a high degree of auditor subjectivity.

Our audit procedures related to the qualitative factors used in the allowance for credit losses for the Company’s SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments included the following, among others:

•We tested the design and operating effectiveness of management’s review controls over the qualitative factors used in determining the allowance for credit losses, which included the identification and application of qualitative factors applied by management in forecasting expected credit losses for the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments.

•We evaluated the reasonableness of management’s judgments in the selection and application of qualitative factors for the SBL non real estate, SBL commercial mortgage, Direct lease financing, and Real estate bridge lending portfolio segments through examining internal portfolio metrics and relevant available external information specific to each loan portfolio segment.

•We performed sensitivity analysis on the application of qualitative factors including, but not limited to, those related to changes in international, national, regional, and local economic and business conditions, and concentrations of credit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

February 29, 2024

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	(in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$4,820	$24,063
Interest-earning deposits at Federal Reserve Bank	1,033,270	864,126
Total cash and cash equivalents	1,038,090	888,189

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss at December 31, 2023	747,534	766,016
Commercial loans, at fair value	332,766	589,143
Loans, net of deferred loan fees and costs	5,361,139	5,486,853
Allowance for credit losses	(27,378)	(22,374)
Loans, net	5,333,761	5,464,479
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	15,591	12,629
Premises and equipment, net	27,474	18,401
Accrued interest receivable	37,534	32,005
Intangible assets, net	1,651	2,049
Other real estate owned	16,949	21,210
Deferred tax asset, net	21,219	19,703
Other assets	133,126	89,176
Total assets	$7,705,695	$7,903,000

LIABILITIES
Deposits
Demand and interest checking	$6,630,251	$6,559,617
Savings and money market	50,659	140,496
Time deposits, $100,000 and over	—	330,000
Total deposits	6,680,910	7,030,113

Securities sold under agreements to repurchase	42	42
Senior debt	95,859	99,050
Subordinated debentures	13,401	13,401
Other long-term borrowings	38,561	10,028
Other liabilities	69,641	56,335
Total liabilities	6,898,414	7,208,969

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 53,202,630 and 55,689,627
shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	53,203	55,690
Additional paid-in capital	212,431	299,279
Retained earnings	561,615	369,319
Accumulated other comprehensive loss	(19,968)	(30,257)
Total shareholders' equity	807,281	694,031

Total liabilities and shareholders' equity	$7,705,695	$7,903,000

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Interest income
Loans, including fees	$436,649	$275,837	$192,636
Investment securities:
Taxable interest	39,078	25,598	28,661
Tax-exempt interest	153	98	103
Interest-earning deposits	33,627	6,762	715
	509,507	308,295	222,115
Interest expense
Deposits	148,529	51,136	5,623
Short-term borrowings	271	1,538	49
Long-term borrowings	507	1,004	—
Senior debt	5,027	5,118	5,118
Subordinated debentures	1,121	658	449
	155,455	59,454	11,239
Net interest income	354,052	248,841	210,876
Provision for credit losses on loans	8,330	7,108	3,110
Provision for credit loss on security	10,000	—	—
Net interest income after provision for credit losses	335,722	241,733	207,766

Non-interest income
ACH, card and other payment processing fees	9,822	8,935	7,526
Prepaid, debit card and related fees	89,417	77,236	74,654
Net realized and unrealized gains on commercial loans, at fair value	3,745	13,531	14,885
Leasing related income	6,324	4,822	6,457
Other	2,786	1,159	1,227
Total non-interest income	112,094	105,683	104,749

Non-interest expense
Salaries and employee benefits	121,055	105,368	105,998
Depreciation and amortization	3,074	2,902	2,903
Rent and related occupancy cost	5,980	5,193	5,016
Data processing expense	5,447	4,972	4,664
Printing and supplies	478	428	371
Audit expense	1,620	1,526	1,469
Legal expense	3,850	3,878	6,848
Legal settlement	—	1,152	—
Amortization of intangible assets	398	398	398
FDIC Insurance	2,957	3,270	5,586
Software	17,349	16,211	15,659
Insurance	5,139	5,026	3,896
Telecom and IT network communications	1,316	1,457	1,569
Consulting	1,938	1,262	1,426
Writedowns and other losses on other real estate owned	1,315	—	—
Civil money penalty	—	1,750	—
Other	19,126	14,709	12,547
Total non-interest expense	191,042	169,502	168,350
Income from continuing operations before income taxes	256,774	177,914	144,165
Income tax expense	64,478	47,701	33,724
Net income from continuing operations	$192,296	$130,213	$110,441
Discontinued operations
Income from discontinued operations before income taxes	—	—	288
Income tax expense	—	—	76
Income from discontinued operations, net of tax	—	—	212
Net income	$192,296	$130,213	$110,653

Net income per share from continuing operations - basic	$3.52	$2.30	$1.93
Net income per share from discontinued operations - basic	$—	$—	$—
Net income per share - basic	$3.52	$2.30	$1.93

Net income per share from continuing operations - diluted	$3.49	$2.27	$1.88
Net income per share from discontinued operations - diluted	$—	$—	$—
Net income per share - diluted	$3.49	$2.27	$1.88
Weighted average shares - basic	54,506,065	56,556,303	57,190,311
Weighted average shares - diluted	55,053,497	57,268,946	58,830,437

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$192,296	$130,213	$110,653
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	14,215	(49,888)	(15,679)
Reclassification adjustments for losses (gains) included in income	4	(4)	7
Other comprehensive income (loss)	14,219	(49,892)	(15,672)

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	3,929	(13,343)	(4,257)
Reclassification adjustments for losses (gains) included in income	1	(1)	2
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,930	(13,344)	(4,255)

Other comprehensive income (loss), net of tax and reclassifications into net income	10,289	(36,548)	(11,417)
Comprehensive income	$202,585	$93,665	$99,236

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2023, 2022 and 2021
(in thousands, except share data)

				Retained	Accumulated
	Common		Additional	earnings/	other
	stock	Common	paid-in	(accumulated	comprehensive
	shares	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2020	57,550,629	$57,551	$377,452	$128,453	$17,708	$581,164
Net income	—	—	—	110,653	—	110,653
Common stock issued from option exercises,
net of tax benefits	633,966	634	2,794	—	—	3,428
Common stock issued from restricted units,
net of tax benefits	1,021,029	1,021	(1,021)	—	—	—
Stock-based compensation	—	—	8,626	—	—	8,626
Common stock repurchases	(1,835,061)	(1,835)	(38,165)	—	—	(40,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(11,417)	(11,417)

Balance at December 31, 2021	57,370,563	$57,371	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	130,213	—	130,213
Common stock issued from option exercises,
net of tax benefits	58,531	58	262	—	—	320
Common stock issued from restricted units,
net of tax benefits	582,789	583	(583)	—	—	—
Stock-based compensation	—	—	7,592	—	—	7,592
Common stock repurchases	(2,322,256)	(2,322)	(57,678)	—	—	(60,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(36,548)	(36,548)

Balance at December 31, 2022	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	192,296	—	192,296
Common stock issued from option exercises,
net of tax benefits	13,158	13	91	—	—	104
Common stock issued from restricted units,
net of tax benefits	456,991	457	(457)	—	—	—
Stock-based compensation	—	—	11,392	—	—	11,392
Common stock repurchases and excise tax	(2,957,146)	(2,957)	(97,874)	—	—	(100,831)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	10,289	10,289

Balance at December 31, 2023	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$807,281

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net income from continuing operations	$192,296	$130,213	$110,441
Net income from discontinued operations, net of tax	—	—	212
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,472	3,300	3,301
Provision for credit losses on loans and security	18,330	7,108	3,110
Net amortization of investment securities discounts/premiums	1,023	1,704	3,458
Stock-based compensation expense	11,392	7,592	8,626
Realized gains on commercial loans, at fair value	(6,954)	(18,635)	(12,929)
Deferred income tax (benefit) expense	(5,681)	5,870	1,402
Gain from discontinued operations	—	(4)	(1,546)
Loss on sale of other real estate owned	—	—	315
Write-down of other real estate owned	1,147	—	—
Change in fair value of commercial loans, at fair value	3,085	6,065	1,510
Change in fair value of derivatives	124	(961)	(1,671)
Loss on sales of investment securities	4	6	7
(Increase) decrease in accrued interest receivable	(5,529)	(14,134)	2,587
Increase in other assets	(38,465)	(1,802)	(17,030)
Change in fair value of discontinued assets held-for-sale	—	—	498
Increase (decrease) in other liabilities	12,474	(5,340)	(18,399)
Net cash provided by operating activities	186,718	120,982	83,892

Investing activities
Purchase of investment securities available-for-sale	(48,989)	(24,183)	(259,059)
Proceeds from redemptions and prepayments of securities available-for-sale	71,082	161,110	492,258
Sale of repossessed assets	7,927	1,800	910
Proceeds from sale of other real estate owned	5,800	2,343	300
Net decrease (increase) in loans	142,326	(1,680,129)	(1,096,189)
Net decrease in discontinued loans held-for-sale	—	—	27,175
Commercial loans, at fair value drawn during the period	(134,256)	(66,067)	(127,765)
Payments on commercial loans, at fair value	384,353	782,157	645,330
Purchases of premises and equipment	(12,689)	(5,134)	(1,549)
Change in receivable from investment in unconsolidated entity	—	—	18
Return of investment in unconsolidated entity	—	—	7,337
Decrease in discontinued assets held-for-sale	—	4	5,332
Net cash provided by (used in) investing activities	415,554	(828,099)	(305,902)

Financing activities
Net (decrease) increase in deposits	(349,203)	1,053,202	514,851
Redemptions of senior debt offering	(3,273)	—	—
Proceeds from the issuance of common stock	104	320	3,428
Repurchases of common stock	(99,999)	(60,000)	(40,000)
Net cash (used in) provided by financing activities	(452,371)	993,522	478,279

Net increase in cash and cash equivalents	149,901	286,405	256,269

Cash and cash equivalents, beginning of period	888,189	601,784	345,515

Cash and cash equivalents, end of period	$1,038,090	$888,189	$601,784

Supplemental disclosure:
Interest paid	$156,269	$57,601	$11,709
Taxes paid	$82,553	$37,787	$44,341
Non-cash investing and financing activities:
Transfer of loans from investment in unconsolidated entity upon its dissolution	$—	$—	$22,926
Transfer of real estate owned from investment in unconsolidated entity upon its dissolution	$—	$—	$2,145
Transfer of loans from discontinued operations	$—	$61,580	$—
Transfer of real estate owned from discontinued operations	$—	$17,343	$—
Leased vehicles transferred to repossessed assets	$9,361	$2,008	$1,009

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

In the national specialty finance segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”) and cash value of insurance-backed lines of credit (“IBLOC”), leases (direct lease financing), Small Business Administration (“SBA”) loans and non-SBA commercial real estate bridge loans (“REBL”). Prior to 2020, the Company generated CRE bridge loans for sale into loan securitizations which issued commercial mortgage backed securities (“CMBS”). In the third quarter of 2020, the Company decided to retain the commercial real estate bridge loans on its balance sheet. In the third quarter of 2021, the Company resumed originating commercial real estate bridge loans (primarily for apartment buildings), after suspending the origination of such loans for most of 2020 and the first half of 2021. These new originations are classified as real estate bridge loans (“REBL”) and are accounted for at amortized cost, while prior commercial real estate bridge loans originally generated for securitization continue to be accounted for at fair value. Additionally, in 2020, the Company began originating advisor financing loans to investment advisors for debt refinance, acquisition of other advisory firms or internal succession.

While the national specialty finance segment generates the majority of the Company’s revenues, the payments segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing services. Payments segment deposits fund the majority of the Company’s loans and securities and may produce lower costs than other funding sources. Most of the payments segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances have been eliminated.

The Company’s non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multi-family properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and resumed originating such loans in 2021. These new originations are identified as REBL and are held for investment in the loan portfolio, at amortized cost. Prior originations initially intended for securitizations continue to be accounted for at fair value, and are included in the balance sheet in “Commercial loans, at fair value.”

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to (1) our allowance for credit losses (“ACL”) on loans, leases and securities, (2) the fair value of financial instruments (loans and securities) and the level in which an instrument is placed within the valuation hierarchy, (3) the fair value of stock grants and (4) the realizability of deferred income taxes. These estimates made in accordance with GAAP involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and amounts due from banks with an original maturity from date of purchase of three months or less and federal funds sold. The Company maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (the “Federal Reserve”), the Federal Home Loan Bank (“FHLB”) and other private institutions. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.
3. Investment Securities

Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income. The unrealized losses for available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision for credit losses is recorded within the consolidated statement of operations. Subsequent improvement in credit may result in reversal of the credit charge in future periods. For available-for-sale debt securities in an unrealized loss position, the Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral, and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that, as of December 31, 2023, unrealized losses on securities reflected changes in market interest rates after the securities were purchased, except as noted below with regard to the $10.0 million trust preferred security. The Company’s unrealized loss for other debt securities is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its quarterly review, the Company concluded that an allowance was not required to recognize credit losses in either 2022 or 2021. In 2023, the Company recognized a provision of $10.0 million for the total $10.0 million par value of the only trust preferred security in its portfolio, based upon limited financial and other information received from the issuer.

4. Loans and ACL

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are stated at amortized cost, net of unearned discounts, unearned loan fees and an ACL. For loans held for investment at amortized cost, the Company, effective January 1, 2020, began to utilize a current expected credit loss (“CECL”), methodology to determine the ACL. CECL accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Accordingly, CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.

The ACL is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the ACL. The allowance is an amount that management believes is appropriate and supportable to absorb current and future expected losses on existing loans that may become uncollectible. The evaluation takes into consideration historical losses by pools of loans with similar risk characteristics and qualitative factors such as portfolio performance and the potential impact of current economic conditions which may affect the borrowers’ ability to pay. For most pools, the historical loss ratio for each pool is multiplied by its outstanding balance and further multiplied by the estimated remaining average life of each pool. A qualitative factor determined according to the pool’s risk characteristics, is multiplied by the pool’s outstanding principal to comprise the second component of its ACL. For loans previously classified in discontinued operations, discounted cash flow is utilized to determine the related allowance. For SBLOC and IBLOC pools, which have not experienced significant credit losses, probability of loss/loss given default considerations and qualitative factors are utilized. Additionally, the allowance includes allocations for specific loans which have been individually evaluated for an ACL.

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

First, for small business commercial loans (“SBLs”) secured by real estate (primarily SBA), estimated fair values of collateral are determined primarily through third-party appraisals or evaluations. When a real estate secured loan is individually evaluated for a potential ACL, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations including the age of the most recent appraisal and the condition of the property. Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value. For SBL commercial and industrial loans secured by non-real estate collateral, such as accounts receivable or inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources may be discounted based on the age of the financial information or the quality of the assets. Amounts guaranteed by the U.S. government are excluded from the Company’s allowance evaluations. Second, for leasing, fair values are determined utilizing authoritative industry sources such as Black Book.

The CECL methodology and the loan analyses performed on individual loans described above comprise the components of the ACL. On a quarterly basis, the allowance is adjusted to the total of those components through the provision for credit losses. The ACL represents management's estimate of losses inherent in the loan and lease portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans and leases. If the quarterly analysis of those two components exceeds the balance of the ACL, the allowance is increased by the provision for credit losses. Loans deemed to be uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the ACL is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The evaluation of the adequacy of the ACL includes, among other factors, an analysis of historical loss rates and qualitative judgments, applied to current loan totals over remaining estimated lives. However, actual future losses may vary compared to historical trends and estimated remaining lives may change over time. Actual losses on specified problem loans, may depend upon disposition of collateral for which actual sales prices may differ from appraisals. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Interest income is accrued as earned on a simple interest method. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the ACL. Interest that had accrued in the current year is reversed from current period income. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Such loans are reported as 90 days delinquent and still accruing. For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

Loans which were originated and previously intended for sale in secondary markets, but which are now being held on the balance sheet as earning assets, are carried at estimated fair value and are excluded from the allowance analysis. Changes in fair value are recognized as unrealized gains or losses on commercial loans in the consolidated statements of operations. The Company originated and sold or securitized specific commercial mortgage loans in secondary markets through 2019, but in 2020 decided to retain these loans on its balance sheet. These loans are accounted for under the fair value option and amounted to $332.8 million at December 31, 2023, and $589.1 million at December 31, 2022. These loans are classified as commercial loans, at fair value on the consolidated balance sheets.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2023 and 2022, the Company had net capitalized software costs of approximately $4.7 million and $5.6 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheets. The Company recorded related amortization expense of approximately $1.6 million, $2.0 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company recognizes the benefit of a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit by the tax authority. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the

Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s consolidated balance sheet or consolidated statement of operations. Any interest or penalties related to uncertain tax positions are recognized in income tax expense (benefit) in the consolidated statement of operations.

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

8. Stock-Based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation (“ASC 718”). The fair value of the option or RSU is generally measured on the grant date with compensation expense recognized over the service period, which is usually the stated vesting period. For options subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at estimated fair market value less estimated cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the ACL. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. The Company had $16.9 million of OREO at December 31, 2023 and $21.2 million at December 31, 2022.

10. Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $978,000, $1.2 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising and marketing expense is reflected under “Other” in the non-interest expense section of the consolidated statements of operations.

11. Earnings Per Share

The Company calculates earnings per share under ASC 260, Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities, including stock options and RSUs or other contracts to issue common stock were exercised and converted into common stock. Stock options are dilutive if their exercise prices are less than the current stock prices. RSUs are dilutive because they represent grants over vesting periods which do not require employees to pay exercise prices. The dilution shown in the tables below includes the potential dilution from both stock options and RSUs.

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2023
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$192,296	54,506,065	$3.52
Effect of dilutive securities
Common stock options and RSUs	—	547,432	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$192,296	55,053,497	$3.49

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2023 and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2022
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$130,213	56,556,303	$2.30
Effect of dilutive securities
Common stock options and RSUs	—	712,643	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$130,213	57,268,946	$2.27

Stock options for 480,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2022 and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$110,441	57,190,311	$1.93
Effect of dilutive securities
Common stock options and RSUs	—	1,640,126	(0.05)
Diluted earnings per share
Net earnings available to common shareholders	$110,441	58,830,437	$1.88

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$212	57,190,311	$—
Effect of dilutive securities
Common stock options and RSUs	—	1,640,126	—
Diluted earnings per share
Net earnings available to common shareholders	$212	58,830,437	$—

	Year ended December 31, 2021
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$110,653	57,190,311	$1.93
Effect of dilutive securities
Common stock options and RSUs	—	1,640,126	(0.05)
Diluted earnings per share
Net earnings available to common shareholders	$110,653	58,830,437	$1.88

Stock options for 450,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2021 and included in the diluted earnings per share computation because the exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

12. Restrictions on Cash and Due from Banks

Historically, the Bank has been required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB. As a result of the COVID-19 pandemic, the requirement for such reserves were temporarily suspended, and the suspension has continued. Accordingly, the amounts of those required reserves was approximately zero at both December 31, 2023 and 2022.

13. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables, which resulted in a customer list intangible of $3.4 million which is being amortized over a ten year period. Amortization expense is $340,000 per year ($800,000 over the next three years). The gross carrying value is $3.4 million with respective accumulated amortization of $2.6 million and $2.3 million at December 31, 2023 and December 31, 2022. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million, which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization was $230,000 at December 31, 2023. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2023 and 2022 are presented below.

	December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Customer list intangibles	$4,093	$2,840	$4,093	$2,442
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,840	$4,491	$2,442

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2024	$398
2025	398
2026	173
2027	57
2028	57
Thereafter	170
$1,253

14. Derivative Financial Instruments

The Company has utilized derivatives to hedge interest rate risk on fixed rate loans which were previously intended for sale. Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item, “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. Related loans are no longer held-for-sale, but continue to be accounted for at their estimated fair value. As the Company is no longer originating fixed rate loans for sale, it is no longer entering into new hedges. The Company has left existing hedges in place.

15. Common Stock Repurchase Program

In 2020, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program for the 2021 fiscal year (the “2021 Repurchase Program”), under which the Company purchased $10.0 million of shares in each quarter of 2021. The total of $40.0 million resulted in the repurchase of 1,835,061 shares of common stock at an average price of $21.80 per share.

On October 20, 2021, the Board approved a revised stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”), under which the Company purchased $15.0 million of shares in each quarter of 2022. The total of $60.0 million resulted in the repurchase of 2,322,256 shares of common stock at an average price of $25.84 per share.

On October 26, 2022, the Board approved a revised stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”) under which the Company may repurchase shares totalling up to $25.0 million per quarter in 2023, for a maximum repurchase amount of $100.0 million. The total of $100.0 million resulted in the repurchase of 2,957,146 shares of common stock at an average price of $33.82 per share.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2024 Repurchase Program may be modified or terminated at any time.

16. Long-term Borrowings

The $38.6 million and $10.0 million outstanding for long-term borrowings at December 31, 2023 and 2022, respectively, consisted of sold loans which were accounted for as secured borrowings, because they did not qualify for true sale accounting.

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

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs incurred to obtain a revenue producing contract are amortized over the life of the contract if material, otherwise they are expensed as a practical expedient. The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis. The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition. The Company’s accounting policies did not change materially since the principles of revenue recognition in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers are largely consistent with previous practices already implemented and applied by the Company. The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

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

19. Risks and Uncertainties

ASC 275, Risks and Uncertainties addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The economic impact of the COVID-19 pandemic and virus variants appears to have waned but may remain a risk.

20. Senior Debt

On August 13, 2020, the Company issued $100 million of senior notes (the “2025 Senior Notes”) with a maturity date of August 15, 2025 and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The 2025 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

21. Other long-term borrowings

Other long-term borrowings consist of loans which did not qualify for true sale accounting treatment. In 2023, there was an immaterial correction related to participation loans which increased long-term borrowings.

22. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changed the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the update requires a CECL approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, with a corresponding $2.6 million increase in the allowance for credit losses and a $569,000 increase to other liabilities. The $569,000 reflected an allowance on unfunded commitments.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The Company discontinued LIBOR-based originations in 2021. Since then, all LIBOR based instruments on the balance sheet have been successfully transitioned to alternative indices with no material impact.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, which addressed non-refundable fees and other costs related to receivables. This ASU clarifies that an entity should amortize any premium, if applicable, to the next call date, which is the first date when a call option at a specified price becomes exercisable. The amendments in this ASU became effective for fiscal years beginning after December 15, 2020. The Company had previously amortized fees through the next call date and will continue to do so; accordingly, there is no impact on the financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, the Company reports modifications whether a concession was made or not.

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

Note C— Subsequent Events

The Company evaluated its December 31, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2023 Repurchase Program, described in “Note J—Shareholders’ Equity,” between January 1, 2024 and February 26, 2024, the Company repurchased 766,264 shares of its common stock, at a total cost of $31.6 million and an average price of $41.30 per share.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale are summarized as follows (in thousands):

Available-for-sale	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$35,346	$6	$(1,466)	$—	$33,886
Asset-backed securities(1)	327,159	9	(1,815)	—	325,353
Tax-exempt obligations of states and political subdivisions	4,860	39	(48)	—	4,851
Taxable obligations of states and political subdivisions	43,323	15	(952)	—	42,386
Residential mortgage-backed securities	169,882	108	(9,223)	—	160,767
Collateralized mortgage obligation securities	35,575	—	(1,537)	—	34,038
Commercial mortgage-backed securities	157,759	—	(11,506)	—	146,253
Corporate debt securities	10,000	—	—	(10,000)	—
	$783,904	$177	$(26,547)	$(10,000)	$747,534

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,032	$—	$(49)	$5,983
Collateralized loan obligation securities	321,127	9	(1,766)	319,370
	$327,159	$9	$(1,815)	$325,353

Available-for-sale	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$29,859	$17	$(1,495)	$28,381
Asset-backed securities(1)	343,885	—	(9,876)	334,009
Tax-exempt obligations of states and political subdivisions	3,560	—	(61)	3,499
Taxable obligations of states and political subdivisions	45,668	52	(1,709)	44,011
Residential mortgage-backed securities	150,135	148	(10,463)	139,820
Collateralized mortgage obligation securities	43,858	—	(2,075)	41,783
Commercial mortgage-backed securities	179,977	—	(13,164)	166,813
Corporate debt securities	10,000	—	(2,300)	7,700
	$806,942	$217	$(41,143)	$766,016

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$8,488	$—	$(144)	$8,344
Collateralized loan obligation securities	335,397	—	(9,732)	325,665
	$343,885	$—	$(9,876)	$334,009

The amortized cost and fair value of the Company’s investment securities at December 31, 2023, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$33,726	$33,248
Due after one year through five years	124,592	120,470
Due after five years through ten years	286,694	280,816
Due after ten years	338,892	313,000
	$783,904	$747,534

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in “Note E—Loans.” The Company had no securities pledged against that line at December 31, 2023 and December 31, 2022. There were no gross realized gains on sales of securities for each of the years ended December 31, 2023, 2022 and 2021. Realized losses on securities sales were $4,000, $6,000, and $7,000, respectively, for the years ended December 31, 2023, 2022 and 2021.

Investments in FHLB, ACBB, and FRB stock are recorded at cost and amounted to $15.6 million at December 31, 2023 and $12.6 million at December 31, 2022. At each of those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September of 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2023 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	15	$14,945	$(302)	$17,697	$(1,164)	$32,642	$(1,466)
Asset-backed securities	53	—	—	314,749	(1,815)	314,749	(1,815)
Tax-exempt obligations of states and political subdivisions	3	997	(3)	1,850	(45)	2,847	(48)
Taxable obligations of states and political subdivisions	25	—	—	39,621	(952)	39,621	(952)
Residential mortgage-backed securities	132	20,884	(491)	126,645	(8,732)	147,529	(9,223)
Collateralized mortgage obligation securities	20	—	—	34,038	(1,537)	34,038	(1,537)
Commercial mortgage-backed securities	40	—	—	146,253	(11,506)	146,253	(11,506)
Total unrealized loss position
investment securities	288	$36,826	$(796)	$680,853	$(25,751)	$717,679	$(26,547)

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

The fair values of investment securities are based on a fair market value supplied by a third-party market data provider when available. If not available, prices provided by securities dealers with expertise in the securities being evaluated may also be utilized. When such market information is not available, fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. CECL accounting was adopted in 2020, and requires that an ACL be established through a charge to the income statement to recognize credit deterioration. The charge may be reversed should credit improve in the future. Prior accounting required recognition of losses of other-than temporary-impairment, which could not be reversed in future periods. The Company periodically reviews its investment portfolio to determine whether an ACL is warranted, based on evaluations of the creditworthiness of the issuers/guarantors, the underlying collateral if applicable and the continuing performance of the securities. The Company did not recognize credit charges on investment securities in either 2022 or 2021. In 2023, the Company recorded a provision for credit loss on a security as follows.

The Company owns one single issuer trust preferred security issued by an insurance company which was purchased in 2006, and owns no other such security or similar security. The security is not rated by any bond rating service. At December 31, 2023, this security had a cost basis of $10.0 million, with an allowance for credit loss for $10.0 million, and comprises the balance of the corporate debt securities classification in the tables above. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Company was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Bank placed the security in non-accrual status and continued previous efforts to obtain financial information from the issuer, which is not required to provide such information under the terms of the related indenture. Limited financial and other information finally distributed to holders in the fourth quarter of 2023, did not provide a substantial basis for repayment. Accordingly, the Bank provided for a potential loss for the full amount of the $10.0 million par value of the security through a provision for credit loss of $10.0 million. The security had a fair value of $6.3 million through adjustments to accumulated comprehensive income. While the security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. In 2023, $197,000 of accrued interest income was reversed on this security when it was placed in non-accrual status, and approximately $422,000 of additional interest would have been earned in 2023 had the security continued to accrue interest. The Company has evaluated the securities in the above tables as of December 31, 2023 and has concluded that, except for the trust preferred security discussed above, none of these securities required an ACL.

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral, and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.

Note E—Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated commercial real estate bridge loans for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. These loans are included in commercial loans, at fair value which, at December 31, 2023 and 2022, amounted to $332.8 million and $589.1 million, respectively, with an amortized cost of $336.5 million and $589.8 million, respectively. Those totals also include the guaranteed portion of certain SBA loans, also previously held for sale. Included in “Net realized and unrealized gains (losses) on commercial loans, at fair value” in the consolidated statements of operations are changes in the fair value of such loans resulting in an unrealized loss of $3.1 million in 2023, an unrealized loss of $6.1 million in 2022 and an unrealized gain of $285,000 in 2021. These amounts include unrealized credit related losses of $1.7 million, $7.7 million and $201,000, respectively, in 2023, 2022 and 2021. Interest earned on loans held at fair value during the period held is recorded in “Interest Income – Loans, including fees” in the consolidated statements of operations. The $1.7 million credit related unrealized loss in 2023 resulted from a non-controlling participation in a multi-family apartment building. Included in the $6.1 million loss in 2022 was a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan, collateralized by a movie theater, had been current and performing but missed its August 2022 payment, and the tenant ceased operations in that month. The property was subsequently transferred to OREO, and the unrealized loss was realized in 2023 upon sale of the property. The loan represented the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA commercial loan originations were primarily comprised of apartment building loans. Of the $2.21 billion of non-SBA commercial loans, at fair value and REBL loans which together comprise the non-SBA commercial real estate portfolios, $2.17 billion are comprised of apartment building loans. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow. The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans, at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At December 31, 2023, $2.43 billion of loans were pledged to the Federal Reserve Bank and $1.10 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at December 31, 2023.

Of the six securities purchased by the Bank from its securitizations, all have been repaid except one issued by CRE-2. As of December 31, 2023, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $3.3 million. A resulting total of $15.9 million plus trustee fees, late charges and unpaid interest is required to repay the Bank tranche. The collateral remaining to repay the $15.9 million consists of a suburban office building in New Jersey and a retail facility in Missouri, the combined most recent appraisals for which total $33.0 million. The excess of the $33.0 million appraised value over the $15.9 million provides repayment protection for the Bank-owned tranche. Efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. A 2023 broker’s opinion of the property’s liquidation value was $20.9 million versus a loan balance of $24.5 million. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is held as real estate owned by the trust and is also not yet stabilized, and the special servicer expects to market the property for liquidation. The March 9, 2023 appraised value of the property was $12.1 million versus a loan balance of $16.3 million. Since borrowers are no longer making payments, accrued interest and the Bank’s remaining $12.6 million of principal are not expected to be repaid until collateral liquidation.

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

Major classifications of loans, excluding commercial loans, at fair value, are as follows (in thousands):

	December 31,	December 31,
	2023	2022

SBL non-real estate	$137,752	$108,954
SBL commercial mortgage	606,986	474,496
SBL construction	22,627	30,864
SBLs	767,365	614,314
Direct lease financing	685,657	632,160
SBLOC / IBLOC(1)	1,627,285	2,332,469
Advisor financing(2)	221,612	172,468
Real estate bridge lending	1,999,782	1,669,031
Other loans(3)	50,638	61,679
	5,352,339	5,482,121
Unamortized loan fees and costs	8,800	4,732
Total loans, net of unamortized loan fees and costs	$5,361,139	$5,486,853

	December 31,	December 31,
	2023	2022

SBLs, including costs net of deferred fees of $9,502 and $7,327 for December 31, 2023 and December 31, 2022, respectively	$776,867	$621,641
SBLs included in commercial loans, at fair value	119,287	146,717
Total SBLs(4)	$896,154	$768,358

(1)SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At December 31, 2023 and December 31, 2022, respectively, IBLOC loans amounted to $646.9 million and $1.12 billion.

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

(3)Includes demand deposit overdrafts reclassified as loan balances totaling $1.7 million and $2.6 million at December 31, 2023 and December 31, 2022, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

(4)The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table provides information about loans individually evaluated for credit loss at December 31, 2023 and 2022 (in thousands). Legacy commercial real estate is comprised of Philadelphia community bank commercial loans, a business line which was exited.

	December 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL
SBL non-real estate	$522	$1,714	$—	$380	$—
SBL commercial mortgage	1,546	1,546	—	1,028	—
Direct lease financing	167	167	—	78	—
Legacy commercial real estate	—	—	—	2,131	—
Consumer - home equity	230	230	—	255	8
With an ACL
SBL non-real estate	1,397	1,397	(670)	1,011	3
SBL commercial mortgage	835	835	(343)	1,553	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,618	3,804	(1,827)	2,814	—
IBLOC	—	—	—	95	—
Legacy commercial real estate	—	—	—	710
Other loans	132	132	(4)	384	—
Total
SBL non-real estate	1,919	3,111	(670)	1,391	3
SBL commercial mortgage	2,381	2,381	(343)	2,581	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,785	3,971	(1,827)	2,892	—
IBLOC	—	—	—	95	—
Legacy commercial real estate and Other loans	132	132	(4)	3,225	—
Consumer - home equity	230	230	—	255	8
	$11,832	$13,210	$(2,888)	$13,824	$11

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL
SBL non-real estate	$400	$2,762	$—	$388	$—
SBL commercial mortgage	—	—	—	45	—
Direct lease financing	—	—	—	52	—
Legacy commercial real estate	3,552	3,552	—	1,421	150
Consumer - home equity	295	295	—	306	9
With an ACL
SBL non-real estate	974	974	(525)	1,237	7
SBL commercial mortgage	1,423	1,423	(441)	1,090	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	710	—
Other loans	692	692	(15)	1,923	—
Total
SBL non-real estate	1,374	3,736	(525)	1,625	7
SBL commercial mortgage	1,423	1,423	(441)	1,135	—
SBL construction	3,386	3,386	(153)	1,245	—
Direct lease financing	3,550	3,550	(933)	762	—
Legacy commercial real estate and Other loans	4,244	4,244	(15)	3,344	150
Consumer - home equity	295	295	—	306	9
	$14,272	$16,634	$(2,067)	$8,417	$166

The loan review department recommends non-accrual status for loans to the surveillance committee, where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (in thousands):

	December 31, 2023			December 31, 2022
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$1,320	$522	$1,842	$1,249
SBL commercial mortgage	835	1,546	2,381	1,423
SBL construction	3,385	—	3,385	3,386
Direct leasing	3,618	167	3,785	3,550
Legacy commercial real estate and Other loans	132	—	132	692
Consumer - home equity	—	—	—	56
	$9,290	$2,235	$11,525	$10,356

The Company had $16.9 million of OREO at December 31, 2023, and $21.2 million of OREO at December 31, 2022. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at December 31, 2023, and 2021, respectively:

	December 31,
	2023	2022
	(in thousands)
Non-accrual loans
SBL non-real estate	$1,842	$1,249
SBL commercial mortgage	2,381	1,423
SBL construction	3,385	3,386
Direct leasing	3,785	3,550
Legacy commercial real estate and Other loans	132	692
Consumer - home equity	—	56
Total non-accrual loans	11,525	10,356

Loans past due 90 days or more and still accruing	1,744	7,775
Total non-performing loans	13,269	18,131
OREO	16,949	21,210
Total non-performing assets	$30,218	$39,341

Of the $11.5 million of nonaccrual loans at December 31, 2023, $2.9 million were guaranteed under various SBA loan programs. Of the $10.4 million of nonaccrual loans at December 31, 2022, $3.1 million were guaranteed under various SBA loan programs.

Interest which would have been earned on loans classified as non-accrual at December 31, 2023 and 2022, was $738,000 and $224,000, respectively. No income on non-accrual loans was recognized during 2023 or 2022. In 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $44,000 of SBL non-real estate, $13,000 of IBLOC, and $110,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In 2022, $139,000 of SBL commercial mortgage, $109,000 of SBL construction, $100,000 of SBL non-real estate, and $23,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material in either 2023 or 2022.

Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. Loans previously classified as troubled debt restructurings will continue to be reported in the following tables and loans with modifications made after January 1, 2023 are reported under the new loan modification guidance.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBL, updated appraisals are generally obtained in conjunction with modifications. In the fourth quarter of 2023, an increasing trend in substandard loans was reflected in an increase in the risk level for the REBL ACL economic qualitative factor, which resulted in a $1.0 million increase in the fourth quarter provision for credit loss on loans.

As of December 31, 2023 loans modified and related information are as follows (dollars in thousands):

	December 31, 2023
	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$651	$—	$651	0.47%
Direct lease financing	—	127	127	0.02%
Real estate bridge lending(1)	—	12,300	12,300	0.62%
Total	$651	$12,427	$13,078	0.24%

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

The following table shows an analysis of loans that were modified during the twelve months prior to December 31, 2023 presented by loan classification (dollars in thousands):

	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2023 (dollars in thousands):

	Combined Rate and Maturity
	Weighted average interest rate reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	0.47%
Direct lease financing	—	3	—
Real estate bridge lending(1)	—	12	—

(1)The modifications consisted of a one year extension for principal with an interest deferral, after an original three year loan term. The average loan to value was less than 70%, based on updated "as is" appraised value. Apartment improvements and renovations continue, utilizing additional borrower capital.

(2)Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

Under previous accounting guidance which was effective through December 31, 2022, the Company’s loans that were modified as of December 31, 2023 and 2022 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$514	$514	8	$650	$650
SBL commercial mortgage	1	834	834	1	834	834
Legacy commercial real estate	—	—	—	1	3,552	3,552
Consumer - home equity	1	230	230	1	239	239
Total(1)	8	$1,578	$1,578	11	$5,275	$5,275

(1)Troubled debt restructurings included non-accrual loans of $1.3 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively.

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022

	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$—	$—	$514	$—	$—	$650
SBL commercial mortgage	—	—	834	—	—	834
Legacy commercial real estate	—	—	—	—	—	3,552
Consumer - home equity	—	—	230	—	—	239
Total(1)	$—	$—	$1,578	$—	$—	$5,275

(1)Troubled debt restructurings included non-accrual loans of $1.3 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of either December 31, 2023 or 2022.

Under the previous accounting guidance explained above, when loans were classified as troubled debt restructurings, the Company estimated the value of underlying collateral and repayment sources. A specific reserve in the ACL was established if the collateral valuation, less estimated disposition costs, is lower than the recorded loan value. The amount of the specific reserve serves to increase the provision for credit losses in the quarter the loan is classified as a troubled debt restructuring. As of December 31, 2023, there were eight troubled debt restructured loans with an aggregate balance of $1.6 million which had specific reserves of $591,000. As of December 31, 2022, there were eleven troubled debt restructured loans with an aggregate balance of $5.3 million which had specific reserves of $637,000. Substantially all of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses. While the new guidance eliminates the troubled debt restructuring classification, loans previously classified as such will now be reported as loans with modifications, whether or not the modification reflected a lender concession. Specific reserves for loans with balances which exceed collateral values will continue to be required in the ACL. Under the new accounting guidance effective January 1, 2023, which broadened the reporting of loan restructurings to include all modifications, there were $13.1 million of loans classified as modified as of December 31, 2023 with specific reserves of $127,000.

The following table summarizes loans that were restructured within the twelve months ended December 31, 2023 that have subsequently defaulted (in thousands).

	December 31, 2023
	Number	Pre-modification recorded investment
SBL non-real estate	2	$174
Legacy commercial real estate	1	3,552
Total	3	$3,726

Management estimates the ACL quarterly, and except for SBLOC, IBLOC and other loans uses relevant internal and external historical loan performance information, current economic conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the ACL, which is performed at least quarterly, is also designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Board for their review. With the exception of SBLOC and IBLOC, which utilize probability of loss/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the ACLs for other categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. For all loan pools the Company considers the need for an additional ACL based upon qualitative factors such as the Company’s current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts directly to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and historical loss rate component, together with the reserves on specific loans, comprise the total ACL.

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

At December 31, 2023, the ACL for off-balance sheet commitments amounted to $2.6 million and the ACL for loans amounted to $27.4 million. Of the $27.4 million, $11.5 million of allowances resulted from the Company’s historical charge-off ratios, $2.9 million from reserves on specific loans, with the balance comprised of the qualitative component. The $11.5 million resulted primarily from SBA non-real estate and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects that significant levels of charge-offs have not been experienced in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending. The absence of significant charge-offs reflects, at least in part, the nature of related collateral respectively consisting of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high and high risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high risk ranking has the greatest impact on the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. In the second quarter of 2021, the Company reassessed qualitative factors increased as a result of the pandemic and reversed increases to moderate-high for certain pools, based upon increased vaccination rates and significant reopening of the economy. As a result of continuing economic uncertainty, including heightened inflation and increased risks of recession, the qualitative factors which had been set in anticipation of a downturn at January 1, 2020, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. In the second quarter of 2023, CECL model adjustments of $1.7 million resulted from a $2.5 million CECL model decrease from changes in estimated average lives, partially offset by a $794,000 CECL model increase resulting from increasing economic and collateral risk factors to respective moderate-high and moderate risk levels. The elevated economic risk level for leasing reflected input from department heads regarding the potential borrower impact of the higher rate environment. The elevated collateral risk level for leasing reflected lower auction prices for vehicles and uncertainty over the extent to which such prices might decrease in the future. The adjustment for average lives reflected a change in the estimated lives of leases, higher variances for which may result from their short maturities.The Company has not increased qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, significant losses have not been realized. IBLOC loans are limited to borrowers with insurance companies which exceed credit requirements, and are limited to life insurance cash values. The Company had, prior to the fourth quarter of 2023, not increased the economic factor for real estate bridge lending. While Federal Reserve rate increases in 2022 and 2023 directly increased real estate bridge loan floating rate borrowing costs, those borrowers are generally required to establish an interest reserve and purchase interest rate caps, that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multi-family sector that are expected to continue fueling demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multi-family. There is also a continued shortage of housing , which will therefore continue to fuel demand for multi-family apartment homes. However, in the fourth quarter of 2023, an increasing trend in substandard loans was reflected in an increase in the risk level for the REBL ACL economic qualitative factor, which resulted in a $1.0 million increase in the fourth quarter provision for credit losses on loans.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has experienced limited multi-family (apartment building) losses, despite stressed economic conditions. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multi-family housing. The Company’s charge-offs have been immaterial for SBLOC and IBLOC notwithstanding stressed economic periods, and accordingly their ACL is also determined by a qualitative factor. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management and the impact changes in economic conditions would have on those payment streams. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments. In the second quarter of 2022, the Company adjusted its collateral qualitative factor for SBLs downward to account for a greater percentage of government guaranteed balances in applicable pools as compared to prior periods. Additionally, in the second quarter of 2022, allowances on credit deteriorated loans were reduced. The largest reduction was $1.0 million which resulted when single family units from a construction loan were sold for higher than expected prices. That loan had been included in discontinued loans prior to first quarter 2022, when discontinued assets were reclassified to continuing operations. The Company no longer engages in new construction residential lending.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. Increases in substandard loans do not necessarily require increased provisions for credit losses or allowance allocations on the basis of loan-to-value and other considerations based upon assessments by the loan review department which is independent of the lending lines. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2023 and December 31, 2022 is as follows (in thousands):

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated(1)	$507	$—	$—	$—	$—	$—	$—	$507
Pass	47,066	32,512	26,919	9,662	4,334	5,357	—	125,850
Special mention	460	—	258	1,101	119	337	—	2,275
Substandard	—	495	632	564	250	562	—	2,503
Total SBL non-real estate	48,033	33,007	27,809	11,327	4,703	6,256	—	131,135

SBL commercial mortgage
Pass	128,375	138,281	93,399	67,635	58,550	98,704	—	584,944
Special mention	375	—	10,764	—	595	1,363	—	13,097
Substandard	—	—	—	452	1,853	1,928	—	4,233
Total SBL commercial mortgage	128,750	138,281	104,163	68,087	60,998	101,995	—	602,274

SBL construction
Pass	2,848	5,966	1,877	927	4,534	—	—	16,152
Special mention	—	—	3,090	—	—	—	—	3,090
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	2,848	5,966	7,642	927	4,534	710	—	22,627

Direct lease financing
Non-rated	1,273	—	—	—	—	—	—	1,273
Pass	302,362	221,768	92,945	37,664	17,469	4,349	—	676,557
Special mention	—	666	202	125	146	—	—	1,139
Substandard	135	3,898	1,998	372	184	101	—	6,688
Total direct lease financing	303,770	226,332	95,145	38,161	17,799	4,450	—	685,657

SBLOC
Non-rated	—	—	—	—	—	—	3,261	3,261
Pass	—	—	—	—	—	—	977,158	977,158
Total SBLOC	—	—	—	—	—	—	980,419	980,419

IBLOC
Pass	—	—	—	—	—	—	646,230	646,230
Substandard	—	—	—	—	—	—	636	636
Total IBLOC	—	—	—	—	—	—	646,866	646,866

Advisor financing
Pass	92,273	63,083	40,994	24,321	—	—	—	220,671
Special mention	—	—	—	941	—	—	—	941
Total advisor financing	92,273	63,083	40,994	25,262	—	—	—	221,612

Real estate bridge lending
Pass	397,073	1,013,199	461,474	—	—	—	—	1,871,746
Special mention	—	59,423	16,913	—	—	—	—	76,336
Substandard	12,300	—	39,400	—	—	—	—	51,700
Total real estate bridge lending	409,373	1,072,622	517,787	—	—	—	—	1,999,782

Other loans
Non-rated	2,555	—	—	—	—	11,513	—	14,068
Pass	165	260	363	2,609	2,314	40,101	1,593	47,405
Special mention	—	—	—	—	—	362	—	362
Substandard	—	—	—	—	—	132	—	132
Total other loans(2)	2,720	260	363	2,609	2,314	52,108	1,593	61,967

	$987,767	$1,539,551	$276,116	$146,373	$90,348	$165,519	$1,628,878	$5,352,339

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,800
Total								$5,361,139

(1)Included in the SBL non real estate pass total of $125.9 million was $2.1 million of SBA Paycheck Protection Program (“PPP”) loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $11.3 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated(1)	$2,075	$4,266	$273	$—	$—	$—	$—	$6,614
Pass	32,402	30,388	13,432	5,599	3,931	4,555	—	90,307
Special mention	—	—	—	—	585	284	—	869
Substandard	—	—	320	242	15	642	—	1,219
Total SBL non-real estate	34,477	34,654	14,025	5,841	4,531	5,481	—	99,009

SBL commercial mortgage
Non-rated	10,600	—	—	—	—	—	—	10,600
Pass	116,647	97,968	64,388	64,692	42,461	68,193	—	454,349
Special mention	—	—	—	1,853	—	630	—	2,483
Substandard	—	—	141	—	834	589	—	1,564
Total SBL commercial mortgage	127,247	97,968	64,529	66,545	43,295	69,412	—	468,996

SBL construction
Pass	3,153	11,650	9,712	2,964	—	—	—	27,479
Substandard	—	2,676	—	—	—	710	—	3,386
Total SBL construction	3,153	14,326	9,712	2,964	—	710	—	30,865
	.
Direct lease financing
Non-rated	73,424	30,900	8,245	1,153	429	108	—	114,259
Pass	254,063	129,763	71,043	38,038	13,722	4,291	—	510,920
Special mention	—	—	61	—	—	—	—	61
Substandard	2,854	2,324	1,658	84	—	—	—	6,920
Total direct lease financing	330,341	162,987	81,007	39,275	14,151	4,399	—	632,160

SBLOC
Non-rated	—	—	—	—	—	—	4,284	4,284
Pass	—	—	—	—	—	—	1,205,098	1,205,098
Total SBLOC	—	—	—	—	—	—	1,209,382	1,209,382

IBLOC
Non-rated	—	—	—	—	—	—	555,219	555,219
Pass	—	—	—	—	—	—	567,868	567,868
Total IBLOC	—	—	—	—	—	—	1,123,087	1,123,087

Advisor financing
Non-rated	3,318	909	—	—	—	—	—	4,227
Pass	68,078	64,498	35,665	—	—	—	—	168,241
Total advisor financing	71,396	65,407	35,665	—	—	—	—	172,468

Real estate bridge lending
Pass	1,009,708	659,323	—	—	—	—	—	1,669,031
Total real estate bridge lending	1,009,708	659,323	—	—	—	—	—	1,669,031

Other loans
Non-rated	4,374	29	37	—	—	16,326	488	21,254
Pass	264	366	2,611	2,750	2,820	41,571	1,187	51,569
Special mention	—	—	—	—	—	3,552	—	3,552
Substandard	—	—	—	—	—	692	56	748
Total other loans(2)	4,638	395	2,648	2,750	2,820	62,141	1,731	77,123

Total	$1,580,960	$375,737	$207,586	$117,375	$64,797	$142,143	$2,334,200	$5,482,121

Unamortized loan fees and costs	—	—	—	—	—	—	—	4,732
Total								$5,486,853

(1)Included in the SBL non real estate non-rated total of $6.6 million was $4.5 million of SBA PPP loans, which are guaranteed by the U.S. government.

(2)Included in Other loans are $15.4 million of SBA loans purchased for CRA purposes as of December 31, 2022. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At December 31, 2023, in excess of 50% of the total loan portfolio was reviewed by the loan review department which is independent of lending lines or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention classified loans, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold for 2023 was 40% comprised of a sample of the largest SBLOCs by commitment. At December 31, 2023, approximately 47% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold for 2023 was 40% comprised of a sample of the largest IBLOCs by commitment. At December 31, 2023, approximately 53% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold for 2023 was 50%. At December 31, 2023, approximately 92% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold for 2023 was 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million. At December 31, 2023, 71% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold for 2023 was 35%. At December 31, 2023, approximately 51% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.5 million are reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold for 2023 was 60%. Floating rate loans are reviewed initially within 90 days of funding and monitored on an ongoing basis as to payment status. Subsequent reviews are performed for relationships over $10.0 million. At December 31, 2023, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold for 2023 was 100%. At December 31, 2023, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long- or short- term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $2.1 million remaining to be reimbursed as of December 31, 2023. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBLs focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

SBLOC. SBLOC loans are made to individuals, trusts and other entities and are secured by a pledge of marketable securities maintained in one or more accounts for which the Company obtains a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand. Maximum SBLOC line amounts are calculated by applying a standard “advance rate” calculation against the eligible security type depending on asset class: typically, up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower. The underlying securities collateral for SBLOC loans is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, which has remained appropriate as losses have not materialized despite the historic declines in the equity markets during 2020, during which there were no losses. Significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. IBLOC loans are collateralized by the cash surrender value of eligible insurance policies. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards. Additionally, the Bank utilizes assignments of cash surrender value, which legal counsel has concluded are enforceable. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies, while significant IBLOC losses have not been incurred.

Investment advisor financing. In 2020, the Company began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to 70% of the estimated business enterprise value, based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. Loan repayment is highly dependent on fee streams from advisor clientele. Accordingly, loss of fee-based investment advisory clients or negative market performance may reduce fees and pose a risk to these credits. As credit losses have not been experienced, the ACL is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

Real estate bridge lending. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties. The portfolio is comprised primarily of apartment buildings. Prior to 2020, a year in which the Company generally suspended such lending, loans originated for securitization but not securitized were retained and continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. As limited credit losses have been experienced for multi-family (apartment building) loans, which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in economic conditions, underlying collateral and portfolio performance.

Other loans. Other loans include commercial and consumer loans including HELOC which the Company generally no longer offers. Qualitative factors focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL in the liability account as of December 31, 2023 was $2.6 million.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	299	—	1,179
Provision (credit)(1)	1,427	236	(280)	5,818	(330)	369	1,619	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$50,276	$8,800	$5,349,307

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)(1)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

(1)The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes the provision for unfunded commitments of $135,000 (credit) and $1.4 million for the years ended December 31, 2023, and 2022, respectively.

A summary of the Company’s 2023 net charge-offs, classified by the year of the related loan origination, is as follows (in thousands):

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

A summary of the Company’s 2022 net charge-offs, classified by the year of the related loan origination, is as follows (in thousands):

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$(17)	$—	$—	$(868)	$(885)
Current period recoveries	—	—	2	—	8	130	140
Current period SBL non-real estate net charge-offs	—	—	(15)	—	8	(738)	(745)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(93)	(308)	(150)	(25)	—	—	(576)
Current period recoveries	—	1	117	6	—	—	124
Current period direct lease financing net charge-offs	(93)	(307)	(33)	(19)	—	—	(452)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	24	24
Current period other loans net charge-offs	—	—	—	—	—	24	24

Total
Current period charge-offs	(93)	(308)	(167)	(25)	—	(868)	(1,461)
Current period recoveries	—	1	119	6	8	154	288
Current period net charge-offs	$(93)	$(307)	$(48)	$(19)	$8	$(714)	$(1,173)

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2023, or December 31, 2022. In 2023, the Company purchased $2.0 million of lease receivables and $54.8 million of SBLs, none of which were credit deteriorated. Additionally, in 2023 the Company participated in SBLs with other institutions in the amount of $4.0 million.

The scheduled undiscounted cash flows of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

2024	$189,806
2025	148,522
2026	126,348
2027	61,938
2028	22,547
2029 and thereafter	2,857
Total undiscounted cash flows	552,018
Residual value(1)	210,319
Difference between undiscounted cash flows and discounted cash flows	(76,680)
Present value of lease payments recorded as lease receivables	$685,657

(1)Of the $210,319,000, $39,197,000 is not guaranteed by the lessee or other guarantors.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulties (as opposed to administrative delays or other mitigating factors), and are not brought current. For loans 90 days or more delinquent and non-accrual loans, the Company establishes a reserve in the ACL for deficiencies between estimated collateral and loan carrying values. During the twelve months ended December 31, 2023, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	December 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

	December 31, 2022
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$1,312	$543	$346	$1,249	$3,450	$105,504	$108,954
SBL commercial mortgage	1,853	5	297	1,423	3,578	470,918	474,496
SBL construction	—	—	—	3,386	3,386	27,478	30,864
Direct lease financing	4,035	2,053	539	3,550	10,177	621,983	632,160
SBLOC / IBLOC	14,782	343	2,869	—	17,994	2,314,475	2,332,469
Advisor financing	—	—	—	—	—	172,468	172,468
Real estate bridge lending	—	—	—	—	—	1,669,031	1,669,031
Other loans	330	90	3,724	748	4,892	56,787	61,679
Unamortized loan fees and costs	—	—	—	—	—	4,732	4,732
	$22,312	$3,034	$7,775	$10,356	$43,477	$5,443,376	$5,486,853

Note F—Premises and Equipment

Premises and equipment are as follows (dollars in thousands):

		December 31,
	Estimated
	useful lives	2023	2022
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	3 to 12 years	58,068	61,747
Leasehold improvements	6 to 15 years	20,254	11,331
		83,490	78,246
Accumulated depreciation		(56,016)	(59,845)
		$27,474	$18,401

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was approximately $3.1 million, $2.9 million and $2.9 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2023.

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

The following table shows the Company’s remaining interests in the CRE-2 security, which represent single securities purchased by the Company in the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral (in thousands).

	December 31, 2023
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs(1)	VIEs	involvement	VIEs(2)
Commercial mortgage-backed securities
CRE2(3)	$40,743	$—	$40,743	$12,574
CRE3	1,939	—	1,939	—
CRE4	821	—	821	—
CRE5	14,138	—	14,138	—

	December 31, 2022
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs(1)	VIEs	involvement	VIEs
Commercial mortgage-backed securities
CRE2	$58,143	$—	$58,143	$12,574
CRE3	1,939	—	1,939	—
CRE4	9,998	—	9,998	—
CRE5	35,638	—	35,638	—
CRE6	38,242	—	38,242	—

(1)Consists of notes backed by commercial loans predominantly secured by real estate.

(2)For securities purchased from securitizations which comprise the Company's interest: CRE2 was non-rated at issuance. As of December 31, 2023, CRE2 is valued by discounted cash flow analysis.

(3)The Company's $12.6 million interest would have been repaid in October 2019 had remaining underlying loan collateral been paid as agreed. Remaining collateral is comprised of a suburban office building and a retail location. While the estimated value of these sources of repayment exceeds the amount to be repaid to the Company, there can be no assurance that the Company's interest will be fully repaid or as to the timing of repayment. See “ Note E—Loans”.

Note I—Debt

1.Short-term borrowings

The Bank has overnight borrowing capacity with the FHLB of Des Moines which amounted to $731.5 million at December 31, 2023, collateralized by loans. The Bank also had a $1.95 billion line with the Federal Reserve as of that date, also collateralized by loans. Borrowings under these arrangements have been made with one day terms at rates which vary daily. As of December 31, 2023, the Bank did not have any borrowings outstanding on these lines. The details for such daily borrowings are presented below:

	As of or for the year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	5,739	60,312	19,958
Maximum month-end balance	450,000	495,000	300,000
Weighted average rate during the year	4.72%	2.55%	0.25%
Rate at December 31	—	—	—

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$42	$42	$42
Average during the year	41	41	41
Maximum month-end balance	42	42	42
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

3. Guaranteed preferred beneficiary interest in the Company’s subordinated debt

As of December 31, 2023, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (the “Trusts”). In each case, the Company owns all the common securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company (the “2038 Debentures”). The 2038 Debentures are the sole assets of the Trusts. The $10.3 million of 2038 Debentures issued to The Bancorp Capital Trust II and the $3.1 million of 2038 Debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.51%.

As of December 31, 2023, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

4. Senior debt

On August 13, 2020, the Company issued $100.0 million of 2025 Senior Notes, which have a maturity date of August 15, 2025, and a 4.75% interest rate, with interest paid semi-annually on March 15 and September 15. The 2025 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

Note J—Shareholders’ Equity

On October 20, 2021, the Board approved the 2022 Repurchase Program. Under the 2022 Repurchase Program, the Company repurchased $15.0 million in value of the Company’s common stock in each quarter of 2022. During the twelve months ended December 31, 2022, the Company repurchased 2,322,256 shares of its common stock in the open market under the 2022 Common Stock Repurchase Program at an average cost of $25.84 per share.

On October 26, 2022, the Board approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Company repurchased $25.0 million in value of the Company’s common stock in each quarter of 2023. During the twelve months ended December 31, 2023, the Company repurchased 2,957,146 shares of its common stock in the open market at an average price of $33.82 per share.

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

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $2.3 million, $2.0 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2023, 2022 and 2021. The actuarial assumptions as of December 31, 2023, 2022 and 2021 reflected respective discount rates of 4.56%, 4.73% and 2.12% with a monthly benefit of $25,000. Projected payouts for years one, two, three, four, and five are $300,000, $283,000, $271,000, $257,000, and $242,000, respectively, and $965,000 for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2021. The Company’s related expense was $300,000, $300,000 and $300,000, respectively, for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company had accrued $3.0 million for potential future payouts.

Note L—Income Taxes

The Company operates in the United States and is subject to corporate net income taxes for federal and state purposes. In 2021 and applicable prior years, tax expense was computed in total on combined continuing and discontinued operations, then separately for continuing operations which is subtracted from that total. The remainder is shown as tax expense for discontinued operations. The components of income tax expense included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2023	2022	2021
	(in thousands)
Current tax provision
Federal	$55,314	$29,994	$22,364
State	14,845	11,837	9,958
	70,159	41,831	32,322
Deferred tax (benefit) provision
Federal	(4,925)	5,206	1,564
State	(756)	664	(162)
	(5,681)	5,870	1,402
	$64,478	$47,701	$33,724

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2023, 2022 and 2021, are as follows:

	For the years ended
	December 31,
	2023	2022	2021
	(in thousands)

Computed tax expense at statutory rate	$53,923	$37,410	$30,275
State taxes	10,885	9,499	7,704
Tax-exempt interest income	(459)	(480)	(566)
Meals and entertainment	82	6	24
Civil money penalty	—	368	—
Other net (deductible) nondeductible items	(49)	(22)	(3,762)
Valuation allowance - domestic	—	—	(1,446)
Other	96	920	1,495
	$64,478	$47,701	$33,724

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$8,400	$5,283
Non-accrual interest	2,900	2,076
Deferred compensation	625	625
State taxes	2,514	1,192
Nonqualified stock options	1,296	747
Capital loss limitations	6,280	8,158
Tax deductible goodwill	609	614
Operating lease liabilities	3,929	1,652
Unrealized losses on investment securities available-for-sale	6,509	10,668
Fair value adjustment to investments	682	—
Other	66	222
Total gross deferred tax assets	33,810	31,237
Federal and state valuation allowance	(6,280)	(8,158)
Deferred tax liabilities:
Depreciation	2,594	2,025
Right of use asset	3,717	1,314
Fair value adjustment to investments	—	37
Total deferred tax liabilities	6,311	3,376
Net deferred tax asset	$21,219	$19,703

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. If that threshold is not met, a valuation allowance is established against the deferred tax asset. The federal and state valuation allowance at December 31, 2023 and 2022, respectively, was $6.3 million and $8.2 million and resulted from Walnut Street assets, primarily because related capital losses will likely be non-deductible. Walnut Street reflected the Bank’s prior investment in an entity through which a portion of its discontinued loan portfolio was sold.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2023	2022	2021
	(in thousands)
Beginning balance at January 1	$—	$338	$338
Decreases in tax provisions for prior years	—	(338)	—
Gross unrecognized tax benefits at December 31	$—	$—	$338

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2023. The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2020 remain subject to examination by the federal authorities, and 2019 and after remain subject to examination by most state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

On December 27, 2020, the Consolidated Appropriations Act 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020. The legislation did not have a material impact on the Company’s tax position. On March 11, 2021 the American Rescue Plan Act of 2021, which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax provision.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1.00 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. These changes have not had, nor does the Company expect these changes to have, a material impact on the provision for income taxes or financial statements.

Note M—Stock-Based Compensation

The Company recognizes compensation expense for stock options and RSUs in accordance with FASB ASC 718, Stock Based Compensation. The expense of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. For RSUs, fair value is determined by the quoted price of the Company’s common stock on Nasdaq as of the date of grant.

At December 31, 2023, the Company had two active stock-based compensation plans, The Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and The Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2020 Plan, the “Equity Plans”).

The 2020 Plan was adopted in May 2020. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2020 Plan. Terms of options granted under the 2020 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 3,300,000 shares of common stock were reserved for issuance under the 2020 Plan. RSUs may also be granted under the 2020 Plan, with conditions similar to those for options.

The 2018 Plan was adopted in May 2018. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan. Terms of options granted under the 2018 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan, but none remain. Restricted stock units may have also been granted under the 2018 Plan, with conditions similar to those for options.

During 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. During 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. During 2021, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $8.51. The total common stock options exercised in 2023, 2022 and 2021 were 13,158, 58,531 and 633,966, respectively.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2023	580,104	$13.25	7.48	$8,968,660
Granted	57,573	35.17	9.12	—
Exercised	(13,158)	10.45	—	278,450
Expired	—	—	—	—
Forfeited	(1,842)	—	—	—
Outstanding at December 31, 2023	622,677	15.35	6.90	14,453,641
Exercisable at December 31, 2023	365,104	$10.41	6.38	$10,276,219

A summary of the Company’s non-vested options under the Equity Plans as of December 31, 2023, and changes during 2023, is presented below:

		Weighted-average
		grant date
	Options	fair value
Non-Vested at January 1, 2023	341,276	$7.49
Granted	57,573	17.37
Vested	(141,276)	4.67
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2023	257,573	$10.49

The Company granted 547,556 RSUs in 2023, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in 2023 had a fair value of $35.00 per unit. The Company granted 260,693 RSUs in 2022, of which 219,311 have a vesting period of three years and 41,382 had a vesting period of one year. At issuance, the 260,693 RSUs granted in 2022 had a fair value of $28.61 per unit. The Company granted 313,697 RSUs in 2021 of which 261,073 have a vesting period of three years and 52,624 had a vesting period of one year. At issuance, the 313,697 RSUs granted in 2021 had a fair value of $18.81 per unit.

A summary of the Company’s RSUs is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2023	671,696	$17.78	1.00
Granted	547,556	35.00	2.01
Vested	(456,991)	13.80	—
Forfeited	(10,006)	32.84	—
Outstanding at December 31, 2023	752,255	$32.53	1.66

There were 470,149 options exercised and RSUs vested in 2023, 641,320 options exercised and RSUs vested in 2022 and 1,732,529 options exercised and RSUs vested in 2021. The total intrinsic value of the options exercised and RSUs vested in 2023, 2022 and 2021 was $16.8 million, $15.7 million and $35.5 million, respectively. The total issuance date fair value of options that were exercised and RSUs which vested during the years ended December 31, 2023, 2022, 2021 was $6.4 million, $6.1 million, and $10.5 million, respectively.

As of December 31, 2023, there was a total of $16.5 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.3 years. Related compensation expense for the years ended December 31, 2023, 2022 and 2021 was $11.4 million, $7.6 million and $8.6 million respectively, and the related tax benefits recognized were $2.4 million, $1.6 million and $1.8 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2023	2022	2021
Risk-free interest rate	3.67%	1.94%	1.19%
Expected dividend yield	—	—	—
Expected volatility	45.2%	45.1%	45.6%
Expected lives (years)	6.3	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, stock-based compensation expense for the year ended December 31, 2023 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

Note N—Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of December 31, 2023 and December 31, 2022, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2023, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features. At December 31, 2023 and 2022, loans to these related parties amounted to $5.7 million and $5.5 million, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $174,000 in 2023, $1.5 million in 2022 and $1.9 million in 2021 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities. The lease for its Wilmington, Delaware operations facility and its Crofton, Maryland business leasing office expire in 2025. The lease for its Westmont (suburban Chicago), Illinois SBL office expires in 2026. The occupied New York and Norristown sites are, respectively, loan administration and leasing offices, and the leases will expire in 2024 and 2028, respectively. The Memphis, Tennessee SBL office lease expires in 2025. The Morrisville, North Carolina SBL loan office lease expires in 2024. The Company also has leases for leasing business development offices in New Jersey that expire in 2024, and leases for SBL and leasing business development offices in Washington state and Utah that expire at various times through 2024 and 2028, respectively. The Company’s lease in South Dakota for its prepaid and debit card division expires in 2037.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2024	$4,176
2025	3,194
2026	1,650
2027	1,661
2028	1,683
Thereafter	17,651
$30,015

Rent and related expense for the years ended December 31, 2023, 2022 and 2021 were approximately $4.3 million, $3.7 million and $3.6 million net of sublease rentals of approximately $406,000, $406,000 and $729,000, respectively.

2. Legal Proceedings

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied and the case is in preliminary stages of discovery. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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

On September 8, 2023, Del Mar TIC I, LLC and Del Mar TIC II, LLC (together, “Del Mar”) filed a complaint against the Bank in the Supreme Court of the State of New York, New York County, captioned Del Mar TIC I, LLC and Del Mar TIC II, LLC, Plaintiffs v. The Bancorp Bank, Defendant. The complaint alleges, among other things, that the Bank improperly and unreasonably force-placed excessive insurance coverage on real property that serves as security for a loan from the Bank to Del Mar, and that the Bank is improperly paying the related insurance premiums from escrow funds. The complaint asserts five causes of action: (i) declaratory judgment; (ii) breach of fiduciary duty; (iii) breach of contract: implied covenant of good faith and fair dealing; (iv) breach of contract: escrow account; and (v) injunctive relief. On October 12, 2023, the Bank removed the case to the U.S. District Court for the Southern District of New York. On November 15, 2023, the Bank filed a motion to dismiss the complaint. Del Mar subsequently filed an amended complaint, but maintained the same causes of action. On December 22, 2023, the Bank filed a motion to dismiss the amended complaint, which is still pending. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly-owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California, captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On January 30, 2024, Plaintiff filed a motion to remand the case to California state court, which is still pending. TBBK Card intends to vigorously defend against the claims. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2023	2022
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,785,050	$1,980,154
Standby letters of credit	1,698	1,698
	$1,786,748	$1,981,852

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. The vast majority of commitments to extend credit arise from SBLOC which are variable rate and which represent collateral values available to support additional extensions of credit, and not expected usage. Such commitments are normally based on the full amount of collateral in a customer’s investment account. The majority of such lines of credit have historically not been drawn upon.

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

Note Q—Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities although it sold loans in 2019 and prior years, and may do so in the future. For fair value disclosure purposes, the Company utilized the fair value measurement criteria of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

ASC 820 establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets classified as level 3 are only classified as such, when the observable inputs discussed above are not available, often as a result of thinly traded markets. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no transfers between levels in 2023 and 2022. Transfers between levels in prior years, resulted only from the availability or non-availability of third-party pricing for commercial real estate securities from the Company’s securitizations, see “Note E—Loans”. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve, had recorded values of $1.04 billion and $888.2 million at December 31, 2023 and 2022, respectively, which approximated fair values.

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

For OREO, market value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs

Federal Reserve, FHLB, and ACBB stock, are held as required by those respective institutions and are carried at cost. Each of these institutions require their members to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement periodically increases or decreases with varying levels of borrowing activity.

Assets held-for-sale from discontinued operations were recorded at the lower of cost basis or market value. For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate. Unit of measurement was determined by loan type and for significant loans on an individual loan basis. Loan fair values are based on “unobservable inputs” that are based on available information. Level 3 fair values are based on the present value of cash flows by unit of measurement. In the first quarter of 2022, discontinued loans were reclassified to loans held for investment, as efforts to sell the loans had concluded. Accordingly, these loans will be accounted for as such, and included in related tables. Discontinued OREO which constituted the remainder of discontinued assets was reclassified to the OREO caption on the consolidated balance sheet.

Deposits (comprised of interest and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short-term borrowings outstanding at December 31, 2023 or 2022.

Time deposits, when outstanding, senior debt and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were no time deposits outstanding at December 31, 2023 and $330.0 million at December 31, 2022.

Long-term borrowings resulted from sold loans which did not qualify for true sale accounting. They are presented in the principal amount of such loans.

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

	December 31, 2023
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Securities sold under agreements to repurchase	42	42	42	—	—

	December 31, 2022
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$766,016	$766,016	$—	$745,993	$20,023
Federal Reserve, FHLB and ACBB stock	12,629	12,629	—	—	12,629
Commercial loans, at fair value	589,143	589,143	—	—	589,143
Loans, net of deferred loan fees and costs	5,486,853	5,462,948	—	—	5,462,948
Interest rate swaps, asset	408	408	—	408	—
Demand and interest checking	6,559,617	6,559,617	—	6,559,617	—
Savings and money market	140,496	140,496	—	140,496	—
Senior debt	99,050	93,871	—	93,871	—
Time deposits	330,000	330,000		330,000	—
Subordinated debentures	13,401	10,067	—	—	10,067
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$33,886	$—	$33,886	$—
Asset-backed securities	325,353	—	325,353	—
Obligations of states and political subdivisions	47,237	—	47,237	—
Residential mortgage-backed securities	160,767	—	160,767	—
Collateralized mortgage obligation securities	34,038	—	34,038	—
Commercial mortgage-backed securities	146,253	—	134,182	12,071
Total investment securities, available-for-sale	747,534	—	735,463	12,071
Commercial loans, at fair value	332,766	—	—	332,766
Interest rate swaps, asset	285	—	285	—
	$1,080,585	$—	$735,748	$344,837

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	.
Investment securities, available-for-sale
U.S. Government agency securities	$28,381	$—	$28,381	$—
Asset-backed securities	334,009	—	334,009	—
Obligations of states and political subdivisions	47,510	—	47,510	—
Residential mortgage-backed securities	139,820	—	139,820	—
Collateralized mortgage obligation securities	41,783	—	41,783	—
Commercial mortgage-backed securities	166,813	—	154,490	12,323
Corporate debt securities	7,700	—	—	7,700
Total investment securities, available-for-sale	766,016	—	745,993	20,023
Commercial loans, at fair value	589,143	—	—	589,143
Interest rate swaps, asset	408	—	408	—
	$1,355,567	$—	$746,401	$609,166

The Company’s Level 3 asset activity for the categories shown for the years 2023 and 2022 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Beginning balance	$20,023	$19,031	$589,143	$1,388,416
Transfers to OREO	—	—	(2,686)	(61,580)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	3,869	12,570
Included in earnings (included in credit loss)	(10,000)	—	—	—
Included in other comprehensive income/(loss)	2,048	992	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	134,256	66,067
Settlements	—	—	(391,816)	(816,330)
Ending balance	$12,071	$20,023	$332,766	$589,143

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(3,085)	$(3,492)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Assets held-for-sale
	from discontinued operations
	December 31, 2023	December 31, 2022
Beginning balance	$—	$3,268
Settlements	—	(3,268)
Ending balance	$—	$—

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	December 31, 2023	December 31, 2022
Beginning balance	$21,210	$18,873
Transfer from commercial loans, at fair value	2,686	—
Writedowns	(1,147)	—
Sales	(5,800)	(2,343)
Transfers from commercial loans, at fair value	—	4,680
Ending balance	$16,949	$21,210

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands, except range and weighted average data):

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2023	Valuation techniques	Unobservable inputs	December 31, 2023	December 31, 2023

Commercial mortgage-backed investment
security(1)	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%
FHLB, ACBB,
and Federal Reserve Bank stock	15,591	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(2)	5,329,436	Discounted cash flow	Discount rate	7.40%-13.00%	8.41%

Commercial - SBA(3)	119,287	Discounted cash flow	Discount rate	7.46%	7.46%
Non-SBA commercial real estate - fixed(4)	162,674	Discounted cash flow and appraisal	Discount rate	8.00%-12.30%	8.76%
Non-SBA commercial real estate - floating(5)	50,805	Discounted cash flow	Discount rate	9.30%-16.50%	14.19%
Commercial loans, at fair value	332,766

Subordinated debentures(6)	11,470	Discounted cash flow	Discount rate	11.00%	11.00%

OREO(7)	16,949	Appraised value	N/A	N/A	N/A

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2022	Valuation techniques	Unobservable inputs	December 31, 2022	December 31, 2022

Commercial mortgage-backed investment
securities	$12,323	Discounted cash flow	Discount rate	12.71%	12.71%
Insurance liquidating trust preferred security	7,700	Discounted cash flow	Discount rate	11.50%	11.50%
FHLB, ACBB,
and Federal Reserve Bank stock	12,629	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,462,948	Discounted cash flow	Discount rate	5.65%-11.00%	6.86%

Commercial - SBA	146,717	Discounted cash flow	Discount rate	5.57%-6.25%	6.17%
Non-SBA commercial real estate - fixed	28,695	Discounted cash flow and appraisal	Discount rate	8.36%-11.65%	10.31%
Non-SBA commercial real estate - floating	413,731	Discounted cash flow	Discount rate	7.07%-17.20%	7.90%
Commercial loans, at fair value	589,143

Subordinated debentures	10,067	Discounted cash flow	Discount rate	11.50%	11.50%

OREO	21,210	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are sensitive to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages at December 31, 2023 were calculated using the discount rate for each individual security or loan weighted by its par value, except for SBA loans. For SBA loans, traders’ pricing indications based on loan seasoning were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the value of subordinated debentures are a disclosure item, without impact on the financial statements. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are also a disclosure item, without impact on the financial statements. The notes below refer to the December 31, 2023 table.

(1)Commercial mortgage-backed investment security, consisting of the CRE-2 security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security see “Note 6—Loans”.

(2)Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

(3)Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. As of December 31, 2023 all remaining SBA loans carried at fair value have in excess of 36 months of seasoning. As such, a single discount rate and prepayment assumption, based upon pool pricing, was applied to this calculation.

(4)Non-SBA commercial real estate – fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(5)Non-SBA commercial real estate – floating are floating rate non-SBA loans, the majority of which are secured by multi-family properties (apartment buildings). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At December 31, 2023, these loans were fair valued by a third party, based upon discounting at market rates for similar loans.

(6)Subordinated debentures are comprised of the 2038 Debentures, which are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in the valuation.

(7)For OREO, fair value is based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2022 and 2021 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans(1)	$8,944	$—	$—	$8,944
OREO	16,949	—	—	16,949
Intangible assets	1,651	—	—	1,651
	$27,544	$—	$—	$27,544

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans(1)	$12,205	$—	$—	$12,205
OREO	21,210	—	—	21,210
Intangible assets	2,049	—	—	2,049
	$35,464	$—	$—	$35,464

(1)The method of valuation approach for the loans evaluated for an ACL on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At December 31, 2023, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $8.9 million. To arrive at that fair value, related loan principal of $11.8 million was reduced by specific allowances of $2.9 million within the ACL, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. Included in the loans individually evaluated for an ACL at December 31, 2023, were troubled debt restructured loans with a balance of $1.6 million which had specific allowances of $591,000. At December 31, 2022, principal on loans individually evaluated for an ACL, and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $12.2 million. To arrive at that fair value, related loan principal of $14.3 million was reduced by specific allowances of $2.1 million within the ACL, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. Included in the loans individually evaluated for an ACL at December 31, 2022, were troubled debt restructured loans with a balance of $5.3 million which had specific allowances of $637,000. Under the new accounting guidance effective January 1, 2023, which broadened the reporting of loan restructurings to include all modifications, there were $13.1 million of loans classified as modified as of December 31, 2023 with specific allowances of $127,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note R –Derivatives

The Company has utilized derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA commercial real estate loans held at fair value. These instruments are not accounted for as effective hedges. As of December 31, 2023, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement, the Company receives an adjustable rate of interest based upon SOFR. The Company recorded a loss of $124,000, a gain of $961,000 and a gain of $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. At December 31, 2023, the amount receivable by the Company under this swap agreement was $285,000. At December 31, 2023 and 2022, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $548,000 and $523,000, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2023 are summarized below (dollars in thousands):

	December 31, 2023
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	$6,800	2.16%	5.59%	$285
Total	$6,800			$285

The $285,000 fair value position of the outstanding derivatives at December 31, 2023, as detailed in the above table, was recorded in other assets on the consolidated balance sheet.

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
	(dollars in thousands)
As of December 31, 2023
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$855,599	16.23%	$421,660	>=8.00	N/A	N/A
The Bancorp Bank, National Association	941,646	17.92%	420,430	8.00	525,538	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	316,245	>=6.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	315,323	6.00	420,430	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	825,597	11.19%	295,246	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	12.37%	294,736	4.00	368,420	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	210,830	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	236,492	4.50	341,600	>= 6.50%

As of December 31, 2022
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$747,372	13.87%	$431,203	>=8.00	N/A	N/A
The Bancorp Bank, National Association	829,540	15.42%	430,483	8.00	538,103	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	722,238	13.40%	323,403	>=6.00	N/A	N/A
The Bancorp Bank, National Association	804,406	14.95%	322,862	6.00	430,483	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	722,238	9.63%	299,913	>=4.00	N/A	N/A
The Bancorp Bank, National Association	804,406	10.73%	299,794	4.00	374,742	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	722,238	13.40%	215,602	>=4.00	N/A	N/A
The Bancorp Bank, National Association	804,406	14.95%	242,147	4.50	349,767	>= 6.50%

As of December 31, 2023, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets
Cash and due from banks	$8,895	$18,712
Investment in subsidiaries	893,328	776,199
Other assets	16,550	13,016
Total assets	$918,773	$807,927

Liabilities and stockholders' equity
Other liabilities	$2,232	$1,445
Senior debt	95,859	99,050
Subordinated debentures	13,401	13,401
Shareholders' equity	807,281	694,031
Total liabilities and stockholders' equity	$918,773	$807,927

Condensed Statements of Operations

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Income
Other income	$329	$10	$—
Total income	329	10	—

Expense
Interest on subordinated debentures	1,121	657	449
Interest on senior debt	5,027	5,118	5,118
Non-interest expense	12,589	8,520	9,266
Total expense	18,737	14,295	14,833
Income tax benefit	(3,864)	(2,999)	(3,114)
Equity in undistributed income of subsidiaries	206,840	141,499	122,372
Net income available to common shareholders	$192,296	$130,213	$110,653

Condensed Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net income	$192,296	$130,213	$110,653
Net amortization of investment securities discounts/premiums	82	368	368
Increase in other assets	(3,534)	(1,692)	(3,164)
(Decrease) increase in other liabilities	(45)	27	(423)
Stock based compensation expense	11,392	7,592	8,626
Equity in undistributed income	(206,840)	(141,499)	(122,372)
Net cash used in operating activities	(6,649)	(4,991)	(6,312)

Investing activities
Contribution from subsidiary	100,000	15,000	—
Net cash provided by investing activities	100,000	15,000	—

Financing activities
Proceeds from the exercise of common stock options	104	320	3,428
Redemptions of senior debt offering	(3,273)	—	—
Repurchases of common stock	(99,999)	(60,000)	(40,000)
Net cash used in financing activities	(103,168)	(59,680)	(36,572)
Net decrease in cash and cash equivalents	(9,817)	(49,671)	(42,884)
Cash and cash equivalents, beginning of year	18,712	68,383	111,267
Cash and cash equivalents, end of year	$8,895	$18,712	$68,383

Note U—Segment Financials

The Company operates under three segments: national specialty lending (specialty finance), payments and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA commercial real estate loans, SBA loans, direct lease financing, SBLOC, IBLOC, advisor financing and deposits generated by those business lines. Payments include prepaid and debit card accounts, card payments, ACH processing, payment companies and deposits generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. In the third quarter of 2022, the Company began allocating interest expense between segments and has adjusted prior period presentation to reflect such allocation. These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2023
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$433,084	$110	$76,313	$—	$509,507
Interest allocation	(132,875)	146,460	(13,585)	—	—
Interest expense	4,862	139,500	11,093	—	155,455
Net interest income	295,347	7,070	51,635	—	354,052
Provision for credit losses on loans	8,330	—	—	—	8,330
Provision for credit loss on security	—	—	10,000	—	10,000
Non-interest income	12,203	99,376	515	—	112,094
Non-interest expense	84,363	75,671	31,008	—	191,042
Income before taxes	214,857	30,775	11,142	—	256,774
Income tax expense	—	—	64,478	—	64,478
Net income (loss)	$214,857	$30,775	$(53,336)	$—	$192,296

	For the year ended December 31, 2022
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$273,392	$113	$34,790	$—	$308,295
Interest allocation	(55,680)	56,064	(384)	—	—
Interest expense	3,083	42,883	13,488	—	59,454
Net interest income	214,629	13,294	20,918	—	248,841
Provision for credit losses	7,108	—	—	—	7,108
Non-interest income	15,371	86,313	3,999	—	105,683
Non-interest expense	71,878	69,261	28,363	—	169,502
Income (loss) before taxes	151,014	30,346	(3,446)	—	177,914
Income tax expense	—	—	47,701	—	47,701
Net income (loss)	$151,014	$30,346	$(51,147)	$—	$130,213

	For the year ended December 31, 2021
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$191,867	$—	$30,248	$—	$222,115
Interest allocation	(17,217)	20,634	(3,417)	—	—
Interest expense	963	4,162	6,114	—	11,239
Net interest income	173,687	16,472	20,717	—	210,876
Provision for credit losses	3,110	—	—	—	3,110
Non-interest income	22,331	82,343	75	—	104,749
Non-interest expense	67,263	69,716	31,371	—	168,350
Income (loss) from continuing operations before taxes	125,645	29,099	(10,579)	—	144,165
Income tax expense	—	—	33,724	—	33,724
Income (loss) from continuing operations	125,645	29,099	(44,303)	—	110,441
Income from discontinued operations	—	—	—	212	212
Net income (loss)	$125,645	$29,099	$(44,303)	$212	$110,653

	December 31, 2023
	Specialty finance	Payments	Corporate	Total
	(in thousands)
Total assets	$5,682,035	$42,769	$1,980,891	$7,705,695
Total liabilities	$238,042	$6,412,911	$247,461	$6,898,414

	December 31, 2022
	Specialty finance	Payments	Corporate	Total
	(in thousands)
Total assets	$6,042,765	$57,894	$1,802,341	$7,903,000
Total liabilities	$321,335	$6,101,539	$786,095	$7,208,969

Note V—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending. The Company has since disposed of the vast majority of related loans and OREO. While in the process of disposition, financial results of the commercial lending operations were presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed of were presented as assets held-for-sale on the consolidated balance sheets. As disposition efforts were winding down, discontinued loans of $61.6 million were reclassified to loans held for investment in the first quarter of 2022. These loans will accordingly be accounted for as such, and included in related tables as management continues related collections. While classified as discontinued operations, loans were recorded at the lower of their cost or fair value. Fair value was determined using a discounted cash flow analysis where projections of cash flows were developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. Those credit and collateral related assumptions were subject to uncertainty. Discontinued OREO of $17.3 million which constituted the remainder of discontinued assets was also reclassified to the OREO caption on the balance sheet in the first quarter of 2022.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2023, 2022 and 2021. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2023	2022	2021
		(in thousands)
Interest income	$—	$—	$3,096
Interest expense	—	—	—
Net interest income	—	—	3,096

Non-interest income	—	—	99
Non-interest expense	—	—	2,907

Income before taxes	—	—	288
Income tax expense	—	—	76
Net income	$—	$—	$212

	December 31,	December 31,
	2023	2022
(in thousands)
Commercial loans, at fair value	$—	$—
Other real estate owned	—	—
Total assets	$—	$—

Non-interest expense for the years ended December 31, 2023, 2022 and 2021, reflected no activity for 2023 and 2022, a gain of $1.5 million for 2021, for fair value and realized gains (losses) on loans. For those respective years, it also reflected respective expenses and losses of $0, $0 and $2.8 million related to OREO. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discounted cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report dated February 29, 2024 below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 29, 2024

ITEM 9B. Other Information.

On February 26, 2024, the Board of Directors adopted amendments to the Company’s previous bylaws, which had been in effect since 2014. The Company’s new Amended and Restated Bylaws became effective as of February 26, 2024. Among other things, the Amended and Restated Bylaws:

-Expressly provide for stockholder meetings by remote communications;

-Clarify that the Board may postpone, reschedule or cancel any annual meeting of stockholders;

-Enhance certain procedural mechanics and disclosure requirements in connection with stockholder submissions of proposals regarding other business at annual meetings of stockholders (other than proposals made pursuant to Rule 14a-8 under the Exchange Act and nominations of directors at stockholder meetings, including, without limitation, as follows:

oRequire that the nominating or proposing stockholder be a stockholder of record at the time of submitting a notice through the date of the applicable meeting;

oFor annual meetings, provide that notices of nomination or proposed business may be received no earlier than 120 days before such annual meeting nor later than the the close of business on the 90th day before the first anniversary of the previous year’s annual meeting and if such meeting is more than 30 days before or after such anniversary date, notice must be delivered no earlier than 120 days before such annual meeting nor later than the later of the close of business on the 90th day and 10 days after the day on which public announcement of the annual meeting date is first made by the Company;

oFor special meetings, provide that receipt of stockholder notices of nomination or proposed business must be received no earlier than 120 days before the special meeting nor later than the later of the close of business on the 90th day before the special meeting and the 10th day following the day on which public announcement of the date of the special meeting is first made by the Company;

oRequire additional disclosures regarding nominating and proposing stockholders, the business proposed, proposed nominees and other persons associated with nominating or proposing stockholders, including that proposed nominees make certain representations as to matters such as their intention to serve a full term if elected;

-Address matters related to Rule 14a-19 under the Exchange Act;

-Confirm that the election of directors at all meetings of the stockholders at which directors are to be elected shall be decided by a majority of the votes cast at any meeting for the election of directors at which a quorum is present by the holders of shares of stock entitled to vote in the election;

-Provide that in the event of a contested election of directors, which is defined as an election of directors in which the number of director nominees exceeds the number of directors to be elected, directors shall be elected by the vote of a plurality of the votes cast at any meeting for the election of directors at which a quorum is present;

-Modify the procedures for director and officer resignations;

-Confirm that directors may be removed in accordance with Section 141(k) of the Delaware General Corporation Law;

-Establish (i) the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction, the United States District Court for the District of Delaware) as the exclusive forum for the resolution of derivative actions, actions asserting claims based on breach of fiduciary duties, actions asserting claims pursuant to any provision of the DGCL, the Company’s Certificate of Incorporation or the Bylaws or actions asserting claims governed by the internal affairs doctrine of the law of the State of Delaware, and (ii) the United States federal district courts as the exclusive forum for the resolution of actions asserting claims arising under the Securities Act and

-Make various other updates, including ministerial and conforming changes, and changes in furtherance of gender neutrality.

The foregoing summary of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto and are incorporated herein by reference.

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated by reference herein.

The Board has adopted the Bancorp, Inc. Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other designated financial employees. The Code of Ethics is available on the Company’s website at www.thebancorp.com. Any amendment to or waiver from a provision of the Code of Ethics will be disclosed by posting information regarding the amendment or waiver on the Company’s website.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2023 and 2022

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2023

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2023

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2023

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1.1

Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 15, 2004)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)
3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)
3.2*	Amended and Restated Bylaws
4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 1, 2022)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed September 28, 2004)
4.3

Indenture, dated as of August 13, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2020)

4.4

First Supplemental Indenture, dated as of August 13, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2020)

10.1.1+	The Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)
10.1.2+	First Amendment to The Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)
10.2+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)
10.3+	The Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.4+	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.5+	Form on Non-Qualified Stock Option Award (non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.6+	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2020)

21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.0*	Executive Compensation Clawback Policy
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Labels Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.INS**	Inline XBRL Instance Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 is formatted in Inline XBRL.

*	Filed herewith.
**

Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in Inline XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act, and otherwise are not subject to liability.

+	Denotes a management contract or compensatory plan, contract or arrangement.

Bancorp, Inc. hereby agrees to furnish to the SEC, upon request, the instruments defining the rights of holders of each issue of its long-term debt and that of its consolidated subsidiaries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bancorp, Inc
February 29, 2024	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	February 29, 2024
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ Paul Frenkiel	Chief Financial Officer and Secretary	February 29, 2024
PAUL FRENKIEL	(principal financial and accounting officer)
/s/ James J. McEntee III	Director	February 29, 2024
JAMES J. MCENTEE III

/s/ Michael J. Bradley	Director	February 29, 2024
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	February 29, 2024
MATTHEW COHN

/s/ William H. Lamb	Director	February 29, 2024
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	February 29, 2024
HERSH KOZLOV

/s/ John Eggemeyer	Director	February 29, 2024
JOHN EGGEMEYER

/s/ Daniela A. Mielke	Director	February 29, 2024
DANIELA A. MIELKE

/s/ Stephanie B. Mudick	Director	February 29, 2024
STEPHANIE B. MUDICK
/s/ Cheryl D. Creuzot	Director	February 29, 2024
CHERYL D. CREUZOT