Form 10-Q
period 2024-03-31
Bancorp, Inc.
filed 2024-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of April 29, 2024, there were 51,764,683 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
(in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$9,105	$4,820
Interest-earning deposits at Federal Reserve Bank	1,241,363	1,033,270
Total cash and cash equivalents	1,250,468	1,038,090

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss	718,247	747,534
Commercial loans, at fair value	282,998	332,766
Loans, net of deferred loan fees and costs	5,459,344	5,361,139
Allowance for credit losses	(28,741)	(27,378)
Loans, net	5,430,603	5,333,761
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	15,642	15,591
Premises and equipment, net	27,482	27,474
Accrued interest receivable	37,861	37,534
Intangible assets, net	1,552	1,651
Other real estate owned	19,559	16,949
Deferred tax asset, net	21,764	21,219
Other assets	109,680	133,126
Total assets	$7,915,856	$7,705,695

LIABILITIES
Deposits
Demand and interest checking	$6,828,159	$6,630,251
Savings and money market	62,597	50,659
Total deposits	6,890,756	6,680,910

Securities sold under agreements to repurchase	—	42
Senior debt	95,948	95,859
Subordinated debentures	13,401	13,401
Other long-term borrowings	38,407	38,561
Other liabilities	60,579	69,641
Total liabilities	7,099,091	6,898,414

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 52,253,037 and 53,202,630
shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	52,253	53,203
Additional paid-in capital	166,335	212,431
Retained earnings	618,044	561,615
Accumulated other comprehensive loss	(19,867)	(19,968)
Total shareholders' equity	816,765	807,281

Total liabilities and shareholders' equity	$7,915,856	$7,705,695

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$114,252	$106,259
Investment securities:
Taxable interest	9,634	9,300
Tax-exempt interest	39	32
Interest-earning deposits	11,884	6,585
	135,809	122,176
Interest expense
Deposits	39,161	34,460
Short-term borrowings	19	234
Long-term borrowings	686	126
Senior debt	1,233	1,279
Subordinated debentures	292	261
	41,391	36,360
Net interest income	94,418	85,816
Provision for credit losses on loans	2,169	1,903
Net interest income after provision for credit losses	92,249	83,913

Non-interest income
ACH, card and other payment processing fees	2,964	2,171
Prepaid, debit card and related fees	24,286	23,323
Net realized and unrealized gains
on commercial loans, at fair value	1,096	1,725
Leasing related income	388	1,490
Other	648	280
Total non-interest income	29,382	28,989

Non-interest expense
Salaries and employee benefits	30,280	29,785
Depreciation and amortization	949	721
Rent and related occupancy cost	1,640	1,394
Data processing expense	1,421	1,321
Printing and supplies	103	145
Audit expense	359	392
Legal expense	821	958
Amortization of intangible assets	99	99
FDIC insurance	845	955
Software	4,489	4,237
Insurance	1,338	1,306
Telecom and IT network communications	271	376
Consulting	578	322
Write-downs and other losses on other real estate owned	—	1,019
Other	3,519	5,000
Total non-interest expense	46,712	48,030
Income before income taxes	74,919	64,872
Income tax expense	18,490	15,750
Net income	$56,429	$49,122

Net income per share - basic	$1.07	$0.89

Net income per share - diluted	$1.06	$0.88
Weighted average shares - basic	52,747,140	55,452,815
Weighted average shares - diluted	53,326,588	56,048,142

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2024	2023
	(Dollars in thousands)

Net income	$56,429	$49,122
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	126	5,229
Reclassification adjustments for losses included in income	2	4
Other comprehensive income	128	5,233

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	27	1,412
Reclassification adjustments for losses included in income	—	1
Income tax expense related to items of other comprehensive income	27	1,413

Other comprehensive income, net of tax and reclassifications into net income	101	3,820
Comprehensive income	$56,530	$52,942

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2024
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$807,281
Net income	—	—	—	56,429	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—
Stock-based compensation	—	—	3,317	—	—	3,317
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	(50,363)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	101
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$816,765

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2024	2023
	(Dollars in thousands)
Operating activities
Net income	$56,429	$49,122
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,048	820
Provision for credit losses on loans and security	2,169	1,903
Net amortization of investment securities discounts/premiums	318	309
Stock-based compensation expense	3,317	3,169
Realized gains on commercial loans, at fair value	(1,069)	(2,407)
Write-down of other real estate owned	—	830
Change in fair value of commercial loans, at fair value	—	603
Change in fair value of derivatives	(27)	79
Loss on sales of investment securities	2	4
Increase in accrued interest receivable	(1,496)	(1,724)
Decrease (increase) in other assets	24,173	(7,835)
Decrease in other liabilities	(9,634)	(1,738)
Net cash provided by operating activities	75,230	43,135

Investing activities
Purchase of investment securities available-for-sale	(7,340)	(39,788)
Proceeds from redemptions and prepayments of securities available-for-sale	36,524	23,387
Sale of repossessed assets	2,388	1,527
Net (increase) decrease in loans	(101,062)	128,036
Commercial loans, at fair value drawn during the period	—	(35,962)
Payments on commercial loans, at fair value	48,801	132,782
Purchases of premises and equipment	(1,604)	(3,674)
Net cash (used in) provided by investing activities	(22,293)	206,308

Financing activities
Net increase (decrease) in deposits	209,846	(325,456)
Net decrease in securities sold under agreements to repurchase	(42)	—
Proceeds from the issuance of common stock	—	105
Repurchases of common stock and excise tax	(50,363)	(25,099)
Net cash provided by (used in) financing activities	159,441	(350,450)

Net increase (decrease) in cash and cash equivalents	212,378	(101,007)

Cash and cash equivalents, beginning of period	1,038,090	888,189

Cash and cash equivalents, end of period	$1,250,468	$787,182

Supplemental disclosure:
Interest paid	$42,339	$38,248
Taxes paid	$1,096	$1,944
Non-cash investing and financing activities
Transfer of real estate owned from commercial loans, at fair value, and loans, net	$2,610	$737
Leased vehicles transferred to repossessed assets	$1,970	$4,022

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

In the national specialty finance segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOC”), cash value of insurance-backed lines of credit (“IBLOC”) and investment advisor financing; leases (direct lease financing); small business loans (“SBLs”), consisting primarily of Small Business Administration (“SBA”) loans; and non-SBA commercial real estate bridge loans (“REBL”).

While the national specialty finance segment generates the majority of the Company’s revenues, the payments segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, affinity group banking, deposit accounts to investment advisors’ customers, card payments and other payment processing services. Payments segment deposits fund the majority of the Company’s loans and securities and may produce lower costs than other funding sources. Most of the payments segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses are affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three-month period ended March 31, 2024 may not necessarily be indicative of the results of operations for the full year ending December 31, 2024.

There have been no significant changes as of March 31, 2024 from the Company’s significant accounting policies as described in the 2023 Form 10-K.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSU”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Compensation (“ASC 718”). The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2024, the Company had two active stock-based compensation plans.

During the three months ended March 31, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. During the three months ended March 31, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. There were no common stock options exercised in the three-month period ended March 31, 2024. There were 13,158 stock options exercised in the three-month period ended March 31, 2023.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2024	622,677	$15.35	6.90	$14,453,641
Granted	45,616	43.89	9.87	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2024	668,293	$17.30	6.87	$11,376,439
Exercisable at March 31, 2024	429,497	$12.89	6.37	$8,858,939

The Company granted 355,965 RSUs in the first three months of 2024 with a vesting period of three years. At issuance, the 355,965 RSUs granted in the first three months of 2024 had a weighted average fair value of $43.89 per unit. During the three months ended March 31, 2023, the Company granted 514,785 RSUs with a vesting period of three years and a weighted average fair value of $35.17 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2024	752,255	$32.53	1.66
Granted	355,965	43.89	2.86
Vested	(312,619)	30.18	—
Forfeited	—	—	—
Outstanding at March 31, 2024	795,601	$38.54	2.15

As of March 31, 2024, there was a total of $29.8 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.7 years. Related compensation expense for the three months ended March 31, 2024 and 2023 was $3.3 million and $3.2 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2024 and 2023, was $9.4 million and $5.4 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $13.7 million and $15.0 million, respectively.

For the periods ended March 31, 2024 and 2023, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2024	2023
Risk-free interest rate	4.17%	3.67%
Expected dividend yield	—	—
Expected volatility	44.76%	45.21%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended March 31, 2024 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$56,429	52,747,140	$1.07
Effect of dilutive securities
Common stock options and RSUs	—	579,448	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$56,429	53,326,588	$1.06

Stock options for 565,104 shares, exercisable at prices between $6.87 and $30.32 per share, were outstanding at March 31, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ending March 31, 2024. Stock options for 103,189 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at March 31, 2023, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ending March 31, 2023. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

Available-for-sale	March 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$33,598	$4	$(1,638)	$—	$31,964
Asset-backed securities(1)	305,500	163	(398)	—	305,265
Tax-exempt obligations of states and political subdivisions	4,860	16	(70)	—	4,806
Taxable obligations of states and political subdivisions	38,069	10	(992)	—	37,087
Residential mortgage-backed securities	173,832	135	(10,456)	—	163,511
Collateralized mortgage obligation securities	33,553	—	(1,572)	—	31,981
Commercial mortgage-backed securities	155,076	—	(11,443)	—	143,633
Corporate debt securities	10,000	—	—	(10,000)	—
	$754,488	$328	$(26,569)	$(10,000)	$718,247

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$5,363	$—	$(35)	$5,328
Collateralized loan obligation securities	300,137	163	(363)	299,937
	$305,500	$163	$(398)	$305,265

Available-for-sale	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$35,346	$6	$(1,466)	$—	$33,886
Asset-backed securities(1)	327,159	9	(1,815)	—	325,353
Tax-exempt obligations of states and political subdivisions	4,860	39	(48)	—	4,851
Taxable obligations of states and political subdivisions	43,323	15	(952)	—	42,386
Residential mortgage-backed securities	169,882	108	(9,223)	—	160,767
Collateralized mortgage obligation securities	35,575	—	(1,537)	—	34,038
Commercial mortgage-backed securities	157,759	—	(11,506)	—	146,253
Corporate debt securities	10,000	—	—	(10,000)	—
	$783,904	$177	$(26,547)	$(10,000)	$747,534

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,032	$—	$(49)	$5,983
Collateralized loan obligation securities	321,127	9	(1,766)	319,370
	$327,159	$9	$(1,815)	$325,353

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $15.6 million at March 31, 2024, and $15.6 million at December 31, 2023. At each of those dates, ACBB stock amounted to $40,000. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$39,156	$38,632
Due after one year through five years	116,088	111,912
Due after five years through ten years	284,076	277,194
Due after ten years	315,168	290,509
	$754,488	$718,247

In 2020, the Company began pledging loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged against that line at March 31, 2024, and December 31, 2023. There were no gross realized gains on sales of securities for the three months ended March 31, 2024, and the year ended December 31, 2023. Realized losses on securities sales were $2,000 and $4,000, respectively, for the three months ended March 31, 2024, and the year ended December 31, 2023.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2024 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	16	$7,349	$(165)	$23,504	$(1,473)	$30,853	$(1,638)
Asset-backed securities	34	12,128	(3)	162,326	(395)	174,454	(398)
Tax-exempt obligations of states and
political subdivisions	3	—	—	2,825	(70)	2,825	(70)
Taxable obligations of states and
political subdivisions	24	—	—	34,326	(992)	34,326	(992)
Residential mortgage-backed securities	130	10,014	(330)	132,395	(10,126)	142,409	(10,456)
Collateralized mortgage obligation securities	20	—	—	31,981	(1,572)	31,981	(1,572)
Commercial mortgage-backed securities	40	—	—	143,633	(11,443)	143,633	(11,443)
Total unrealized loss position
investment securities	267	$29,491	$(498)	$530,990	$(26,071)	$560,481	$(26,569)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2023 (dollars in thousands):

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

The Company owns one trust preferred security, issued by an insurance company, which was purchased in 2006, and owns no other such security or similar security. At March 31, 2024, this security had a cost basis of $10.0 million, and comprises the balance of the corporate debt securities classification in the tables above. The Bank provided for a potential loss for the full amount of the $10.0 million par value of the trust preferred security through a provision for credit loss of $10.0 million in the fourth quarter of 2023. Interest payments on the trust preferred security have been deferred, as permitted by its terms for periods up to five years. While the trust preferred security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. The Company has evaluated the securities in the above tables as of March 31, 2024 and has concluded that, except for the trust preferred security discussed above, none of these securities required an allowance for credit loss (“ACL”).

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. With the exception of the trust preferred security discussed above, the Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level and the Company intends to hold its investment securities to maturity.

Note 6. Loans

The Company has several lending lines of business including: small business loans (“SBLs”), comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At March 31, 2024, such loans comprised $173.9 million of the $283.0 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $283.0 million commercial loans at fair value was $286.7 million. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the estimated fair value of such loans. For the three months ended March 31, 2024, there were no related net unrealized losses or gains recognized for changes in fair value. For the three months ended March 31, 2023, related net unrealized losses recognized for changes in fair value were $603,000, none of which reflected losses attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of non-SBA commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At March 31, 2024, $2.41 billion of loans were pledged to the Federal Reserve Bank and $1.10 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at March 31, 2024.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage backed securities classification in investment securities. As of March 31, 2024, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $2.0 million. A total of $13.7 million plus trustee fees, late charges and unpaid interest is required to repay the Bank tranche. The collateral remaining to repay the $15.9 million consists of a suburban office building in New Jersey and a retail facility in Missouri, the combined most recent appraisals for which total $33.0 million. The excess of the $33.0 million appraised value over the $15.9 million provides repayment protection for the Bank-owned tranche. Efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. A 2023 broker’s opinion of the property’s liquidation value was $20.9 million versus a loan balance of $24.5 million. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is held as real estate owned by the trust and is also not yet stabilized, and the special servicer expects to market the property for liquidation. The March 9, 2023 appraised value of the property was $12.1 million versus a loan balance of $16.3 million. Since borrowers are no longer making payments, accrued interest and the Bank’s remaining $12.6 million of principal are not expected to be repaid until collateral liquidation.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	March 31,	December 31,
	2024	2023
SBL non-real estate	$140,956	$137,752
SBL commercial mortgage	637,926	606,986
SBL construction	27,290	22,627
SBLs	806,172	767,365
Direct lease financing	702,512	685,657
SBLOC / IBLOC(1)	1,550,313	1,627,285
Advisor financing(2)	232,206	221,612
Real estate bridge loans	2,101,896	1,999,782
Other loans(3)	56,163	50,638
	5,449,262	5,352,339
Unamortized loan fees and costs	10,082	8,800
Total loans, including unamortized loan fees and costs	$5,459,344	$5,361,139

	March 31,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,979 and $9,502
for March 31, 2024 and December 31, 2023, respectively	$816,151	$776,867
SBLs included in commercial loans, at fair value	109,131	119,287
Total SBLs(4)	$925,282	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At March 31, 2024 and December 31, 2023, IBLOC loans amounted to $595.6 million and $646.9 million, respectively.

(2) In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70% of the business enterprise value based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3) Includes demand deposit overdrafts reclassified as loan balances totaling $239,000 and $1.7 million at March 31, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table provides information about loans individually evaluated for credit loss at March 31, 2024, and December 31, 2023 (in thousands).

	March 31, 2024
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$1,054	$2,356	$—	$788	$—
SBL commercial mortgage	3,301	3,301	—	2,424	—
Direct lease financing	170	176	—	169	—
Other loans	—	—	—	66	—
Real estate bridge loans	39,400	39,400	—	19,700	—
Consumer - home equity	227	227	—	228	3
With an ACL recorded
SBL non-real estate	929	929	(618)	1,163	1
SBL commercial mortgage	182	182	(41)	508	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	4,677	4,902	(2,618)	4,147	—
Total
SBL non-real estate	1,983	3,285	(618)	1,951	1
SBL commercial mortgage	3,483	3,483	(41)	2,932	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	4,847	5,078	(2,618)	4,316	—
Other loans	—	—	—	66	—
Real estate bridge loans	39,400	39,400	—	19,700	—
Consumer - home equity	227	227	—	228	3
	$53,325	$54,858	$(3,321)	$32,578	$4

	December 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$522	$1,714	$—	$380	$—
SBL commercial mortgage	1,546	1,546	—	1,028	—
Direct lease financing	167	167	—	78	—
Legacy commercial real estate	—	—	—	2,131	—
Consumer - home equity	230	230	—	255	8
With an ACL recorded
SBL non-real estate	1,397	1,397	(670)	1,011	3
SBL commercial mortgage	835	835	(343)	1,553	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,618	3,804	(1,827)	2,814	—
IBLOC	—	—	—	95	—
Legacy commercial real estate	—	—	—	710
Other loans	132	132	(4)	384	—
Total
SBL non-real estate	1,919	3,111	(670)	1,391	3
SBL commercial mortgage	2,381	2,381	(343)	2,581	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,785	3,971	(1,827)	2,892	—
IBLOC	—	—	—	95	—
Legacy commercial real estate and Other loans	132	132	(4)	3,225	—
Consumer - home equity	230	230	—	255	8
	$11,832	$13,210	$(2,888)	$13,824	$11

The loan review department recommends non-accrual status for loans to the surveillance committee, in those situations where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (in thousands):

	March 31, 2024			December 31, 2023
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$855	$1,054	$1,909	$1,842
SBL commercial mortgage	182	3,301	3,483	2,381
SBL construction	3,385	—	3,385	3,385
Direct leasing	4,677	170	4,847	3,785
Real estate bridge loans(1)	—	39,400	39,400	—
Other loans	—	—	—	132
	$9,099	$43,925	$53,024	$11,525

(1) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to other real estate owned. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The Company intends to explore a potential sale of the asset prior to stabilization. The $39.4 million loan balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 82% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The $39.4 million loan, as well as the other non-accrual balances in this table as of March 31, 2024, are also reflected in the substandard loan totals.

The Company had $19.6 million of other real estate owned (“OREO”) at March 31, 2024, and $16.9 million of OREO at December 31, 2023. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,909	$1,842
SBL commercial mortgage	3,483	2,381
SBL construction	3,385	3,385
Direct leasing	4,847	3,785
Real estate bridge loans(1)	39,400	—
Other loans	—	132
Total non-accrual loans	53,024	11,525

Loans past due 90 days or more and still accruing(2)	4,108	1,744
Total non-performing loans	57,132	13,269
OREO(3)	19,559	16,949
Total non-performing assets	$76,691	$30,218

(1) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to other real estate owned. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The Company intends to explore a potential sale of the asset prior to stabilization. The $39.4 million loan balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 82% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The $39.4 million loan as well as the other non-accrual balances in this table as of March 31, 2024 are reflected in the substandard loan totals in Note 6 to the financial statements.

(2) The vast majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays.

(3) The increase in OREO reflected the addition of a $2.6 million hotel securing an SBA loan. Should a loss be realized on the sale of this property, we believe that any such loss will be offset by a 75% SBA Guarantee, consistent with other such reimbursements from the SBA.

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2024 and 2023, was $440,000 and $194,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2024. During the three months ended March 31, 2024, $222,000 of REBL, $37,000 of direct leasing, $57,000 of SBL commercial real estate, and $22,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the three months ended March 31, 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $3,000 of SBL non-real estate, and $26,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material during either the three months ended March 31, 2024 or 2023.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, loans modified and related information are as follows (dollars in thousands):

	March 31, 2024				December 31, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$2,224	$—	$2,224	1.58%	$651	$—	$651	0.47%
SBL commercial mortgage	3,328	—	3,328	0.52%	—	—	—	—
Direct lease financing	—	—	—	—	—	127	127	0.02%
Real estate bridge lending(1)	26,923	32,500	59,423	2.83%	—	12,300	12,300	0.62%
Total	$32,475	$32,500	$64,975	1.19%	$651	$12,427	$13,078	0.24%

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

The following table shows an analysis of loans that were modified during the three months ended March 31, 2024 and the year ended December 31, 2023 presented by loan classification (dollars in thousands):

	March 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$790	$790	$1,434	$2,224
SBL commercial mortgage	—	—	—	—	—	3,328	3,328
Real estate bridge lending(1)	—	—	—	—	—	59,423	59,423
	$—	$—	$—	$790	$790	$64,185	$64,975

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024			December 31, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	1.58%	—	—	0.47%
SBL commercial mortgage	—	—	0.52%	—	—	—
Direct lease financing	—	—	—	—	3	—
Real estate bridge lending(1)	1.68%	—	1.28%	—	12	—

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified as of March 31, 2024 or December 31, 2023.

There were $65.0 million and $13.1 million of loans classified as modified for year-to-date March 31, 2024 and for the twelve months ended December 31, 2023, respectively, with specific reserves of $10,000 and $127,000 as of March 31, 2024 and December 31, 2023, respectively. Substantially all of the reserves at March 31, 2024 related to the non-guaranteed portion of SBA loans.

The following table summarizes loans that were restructured within the twelve months ended March 31, 2024 that have subsequently defaulted (in thousands):

	March 31, 2024
	Number	Pre-modification recorded investment
Legacy commercial real estate	1	3,552
Total	1	$3,552

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

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the quantitative historical loss reserve for each similar risk pool, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since de minimus losses have been incurred, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. The Company also considers the need for an additional ACL based upon qualitative factors such as current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

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

At March 31, 2024, the ACL amounted to $28.7 million of which $11.9 million of allowances resulted from the Company’s historical charge-off ratios, $3.3 million from reserves on specific loans, with the balance comprised of the qualitative components. The $11.9 million resulted primarily from SBA non-real estate bridge lending and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs experienced in the Company’s largest loan portfolios consisting of SBLOC, IBLOC and real estate bridge lending. The general absence of such charge-offs reflects, at least in part, the nature of related collateral consisting, respectively, of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high, and high-risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high-risk ranking results in the largest increase in the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. As a result of continuing economic uncertainty in 2022, including heightened inflation and increased risks of recession, the qualitative factors which had previously been set in anticipation of a downturn, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. In the second quarter of 2023, CECL model adjustments of $1.7 million resulted from a $2.5 million CECL model decrease from changes in estimated average lives, partially offset by a $794,000 CECL model increase resulting from increasing economic and collateral risk factors to respective moderate-high and moderate risk levels. The elevated economic risk level for leasing reflected input from department heads regarding the potential borrower impact of the higher rate environment. The elevated collateral risk level for leasing reflected lower auction prices for vehicles and uncertainty over the extent to which such prices might decrease in the future. The adjustment for average lives reflected a change in the estimated lives of leases, higher variances for which may result from their short maturities. In the third quarter of 2023, there were indications of auction price stabilization, while the auto workers’ strike could reduce supply and drive up prices. Nonetheless, the elevated risk levels were maintained.

The Company has not increased the qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies that exceed credit requirements, and loan amounts are limited to life insurance cash values. The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. In the fourth quarter of 2023, an increasing trend in substandard loans was reflected in an increase in the risk level for the REBL ACL economic qualitative factor, which resulted in a $1.0 million increase in the fourth quarter provision for credit loss on loans.

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has experienced limited multifamily (apartment building) loan charge-offs, despite stressed economic conditions. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multifamily housing. The Company’s charge-offs have been virtually non-existent for SBLOC and IBLOC notwithstanding stressed economic periods, and their ACL is accordingly also determined by a qualitative factor. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management, and the impact changes in economic conditions would have on those payment streams. The qualitative factors used for this and the other portfolios are described below in the description of each portfolio segment. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered in the economic qualitative factor. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively-derived element in the forecasts. The qualitative component results from management’s qualitative assessments which consider internal and external inputs.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at March 31, 2024 and December 31, 2023 are as follows (in thousands):

As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$587	$—	$—	$—	$—	$—	$—	$587
Pass	4,574	53,009	30,892	25,574	8,510	7,421	—	129,980
Special mention	—	447	318	257	273	590	—	1,885
Substandard	—	—	495	531	682	874	—	2,582
Total SBL non-real estate	5,161	53,456	31,705	26,362	9,465	8,885	—	135,034

SBL commercial mortgage
Pass	33,607	131,474	142,746	85,168	67,445	154,876	—	615,316
Special mention	—	375	—	10,759	91	1,352	—	12,577
Substandard	—	—	—	1,755	452	3,129	—	5,336
Total SBL commercial mortgage	33,607	131,849	142,746	97,682	67,988	159,357	—	633,229

SBL construction
Pass	2,323	5,764	1,685	5,537	927	4,579	—	20,815
Special mention	—	—	—	3,090	—	—	—	3,090
Substandard	—	—	—	2,675	—	710	—	3,385
Total SBL construction	2,323	5,764	1,685	11,302	927	5,289	—	27,290

Direct lease financing
Non-rated	1,977	—	—	—	—	—	—	1,977
Pass	85,404	276,002	199,452	80,585	31,373	16,772	—	689,588
Special mention	—	94	1,648	978	213	85	—	3,018
Substandard	—	1,085	4,763	1,509	340	232	—	7,929
Total direct lease financing	87,381	277,181	205,863	83,072	31,926	17,089	—	702,512

SBLOC
Non-rated	—	—	—	—	—	—	1,690	1,690
Pass	—	—	—	—	—	—	953,061	953,061
Total SBLOC	—	—	—	—	—	—	954,751	954,751

IBLOC
Pass	—	—	—	—	—	—	594,985	594,985
Substandard	—	—	—	—	—	—	577	577
Total IBLOC	—	—	—	—	—	—	595,562	595,562

Advisor financing
Pass	15,324	90,955	60,599	31,104	23,423	—	—	221,405
Special mention	—	—	1,076	8,818	907	—	—	10,801
Total advisor financing	15,324	90,955	61,675	39,922	24,330	—	—	232,206

Real estate bridge loans
Pass	109,086	418,012	965,541	444,077	—	—	—	1,936,716
Special mention(1)	—	—	64,067	16,913	—	—	—	80,980
Substandard(1)	—	—	32,500	51,700	—	—	—	84,200
Total real estate bridge loans	109,086	418,012	1,062,108	512,690	—	—	—	2,101,896

Other loans
Non-rated	8,977	—	—	—	—	12,954	—	21,931
Pass	10	165	259	358	2,608	39,567	1,554	44,521
Special mention	—	—	—	—	—	330	—	330
Total other loans(2)	8,987	165	259	358	2,608	52,851	1,554	66,782

	$261,869	$977,382	$1,506,041	$771,388	$137,244	$243,471	$1,551,867	$5,449,262

Unamortized loan fees and costs	—	—	—	—	—	—	—	10,082
Total								$5,459,344

(1) At March 31, 2024, substandard real estate bridge loan amounts of $32.5 million and $12.3 million are reflected in the loan modification tables and the $39.4 million is reflected in the non-accrual tables. For the substandard real estate bridge loans, recent appraisals reflect a respective weighted average “as is” LTV of 79% and a further estimated 76% “as stabilized” LTV. The “as stabilized” LTV reflects the third-party appraiser’s estimate of value after rehabilitation is complete.

(2) Included in Other loans are $10.6 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$507	$—	$—	$—	$—	$—	$—	$507
Pass	47,066	32,512	26,919	9,662	4,334	5,357	—	125,850
Special mention	460	—	258	1,101	119	337	—	2,275
Substandard	—	495	632	564	250	562	—	2,503
Total SBL non-real estate	48,033	33,007	27,809	11,327	4,703	6,256	—	131,135

SBL commercial mortgage
Pass	128,375	138,281	93,399	67,635	58,550	98,704	—	584,944
Special mention	375	—	10,764	—	595	1,363	—	13,097
Substandard	—	—	—	452	1,853	1,928	—	4,233
Total SBL commercial mortgage	128,750	138,281	104,163	68,087	60,998	101,995	—	602,274

SBL construction
Pass	2,848	5,966	1,877	927	4,534	—	—	16,152
Special mention	—	—	3,090	—	—	—	—	3,090
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	2,848	5,966	7,642	927	4,534	710	—	22,627
	.
Direct lease financing
Non-rated	1,273	—	—	—	—	—	—	1,273
Pass	302,362	221,768	92,945	37,664	17,469	4,349	—	676,557
Special mention	—	666	202	125	146	—	—	1,139
Substandard	135	3,898	1,998	372	184	101	—	6,688
Total direct lease financing	303,770	226,332	95,145	38,161	17,799	4,450	—	685,657

SBLOC
Non-rated	—	—	—	—	—	—	3,261	3,261
Pass	—	—	—	—	—	—	977,158	977,158
Total SBLOC	—	—	—	—	—	—	980,419	980,419

IBLOC
Pass	—	—	—	—	—	—	646,230	646,230
Substandard	—	—	—	—	—	—	636	636
Total IBLOC	—	—	—	—	—	—	646,866	646,866

Advisor financing
Pass	92,273	63,083	40,994	24,321	—	—	—	220,671
Special mention	—	—	—	941	—	—	—	941
Total advisor financing	92,273	63,083	40,994	25,262	—	—	—	221,612

Real estate bridge loans
Pass	397,073	1,013,199	461,474	—	—	—	—	1,871,746
Special mention	—	59,423	16,913	—	—	—	—	76,336
Substandard	—	—	51,700	—	—	—	—	51,700
Total real estate bridge loans	397,073	1,072,622	530,087	—	—	—	—	1,999,782

Other loans
Non-rated	2,555	—	—	—	—	11,513	—	14,068
Pass	165	260	363	2,609	2,314	40,101	1,593	47,405
Special mention	—	—	—	—	—	362	—	362
Substandard	—	—	—	—	—	132	—	132
Total other loans(1)	2,720	260	363	2,609	2,314	52,108	1,593	61,967

Total	$975,467	$1,539,551	$806,203	$146,373	$90,348	$165,519	$1,628,878	$5,352,339

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,800
Total								$5,361,139

(1) Included in Other loans are $11.3 million of SBA loans purchased for CRA purposes as of December 31, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $1.9 million remaining to be reimbursed as of March 31, 2024. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. The Bancorp has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rentals stabilized for an extended period, before being refinanced at lower rates through U.S. Government Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which the Company considers to be working class apartments at more affordable rental rates. As significant charge-offs have not been experienced for multifamily (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in economic conditions, underlying collateral and portfolio performance.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of March 31, 2024 and as of December 31, 2023 was $2.4 million and $2.6 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	March 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$545	$—	$27,378
Charge-offs	(111)	—	—	(919)	—	—	—	(6)	—	(1,036)
Recoveries	4	—	—	32	—	—	—	—	—	36
Provision (credit)(1)	106	(264)	58	2,276	(38)	80	149	(4)	—	2,363
Ending balance	$6,058	$2,556	$343	$11,843	$775	$1,742	$4,889	$535	$—	$28,741

Ending balance: Individually evaluated for expected credit loss	$618	$41	$44	$2,618	$—	$—	$—	$—	$—	$3,321

Ending balance: Collectively evaluated for expected credit loss	$5,440	$2,515	$299	$9,225	$775	$1,742	$4,889	$535	$—	$25,420

Loans:
Ending balance	$140,956	$637,926	$27,290	$702,512	$1,550,313	$232,206	$2,101,896	$56,163	$10,082	$5,459,344

Ending balance: Individually evaluated for expected credit loss	$1,983	$3,483	$3,385	$4,847	$—	$—	$39,400	$227	$—	$53,325

Ending balance: Collectively evaluated for expected credit loss	$138,973	$634,443	$23,905	$697,665	$1,550,313	$232,206	$2,062,496	$55,936	$10,082	$5,406,019

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	299	—	1,179
Provision (credit)(1)	1,427	236	(280)	5,818	(330)	369	1,619	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$50,276	$8,800	$5,349,307

	March 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(214)	—	—	(905)	—	—	—	(3)	—	(1,122)
Recoveries	202	75	—	67	—	—	—	—	—	344
Provision (credit)(1)	290	(179)	(75)	2,054	(140)	128	156	(36)	—	2,198
Ending balance	$5,306	$2,481	$490	$9,188	$1,027	$1,421	$3,277	604	$—	$23,794

Ending balance: Individually evaluated for expected credit loss	$458	$481	$44	$689	$—	$—	$—	$12	$—	$1,684

Ending balance: Collectively evaluated for expected credit loss	$4,848	$2,000	$446	$8,499	$1,027	$1,421	$3,277	$592	$—	$22,110

Loans:
Ending balance	$114,334	$492,798	$33,116	$652,541	$2,053,450	$189,425	$1,752,322	$60,210	$6,151	$5,354,347

Ending balance: Individually evaluated for expected credit loss	$1,160	$2,948	$3,385	$1,381	$—	$—	$—	$4,388	$—	$13,262

Ending balance: Collectively evaluated for expected credit loss	$113,174	$489,850	$29,731	$651,160	$2,053,450	$189,425	$1,752,322	$55,822	$6,151	$5,341,085

(1) The amount shown as the provision for credit losses for the period reflects the provision on credit losses for loans, while the consolidated statements of operations provision for credit losses includes provisions for unfunded commitments as follows: $194,000 for the three months ended March 31, 2024, $295,000 provision reversal for the three months ended March 31, 2023, and $135,000 (credit) million for full year 2023.

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at March 31, 2024 and December 31, 2023 are as follows (in thousands):

As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$(101)	$—	$(10)	$(111)
Current period recoveries	—	—	—	—	—	4	4
Current period SBL non-real estate net charge-offs	—	—	—	(101)	—	(6)	(107)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(20)	(621)	(250)	(19)	(6)	(919)
Current period recoveries	—	—	8	14	5	5	32
Current period direct lease financing net charge-offs	(3)	(20)	(613)	(236)	(14)	(1)	(887)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	(6)	—	—	—	—	(6)
Current period recoveries	—	—	—	—	—	—	—
Current period other loans net recoveries	—	(6)	—	—	—	—	(6)

Total
Current period charge-offs	(3)	(26)	(621)	(351)	(19)	(16)	(1,036)
Current period recoveries	—	—	8	14	5	9	36
Current period net charge-offs	$(3)	$(26)	$(613)	$(337)	$(14)	$(7)	$(1,000)

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2024 or December 31, 2023. In the first three months of 2024, the Company purchased $3.1 million of SBLs, none of which were credit deteriorated. Additionally, in the first three months of 2024, the Company participated in SBLs with other institutions in the amount of $633,000.

The delinquent loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the three months ended March 31, 2024, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2024
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$130	$695	$157	$1,909	$2,891	$138,065	$140,956
SBL commercial mortgage	273	—	—	3,483	3,756	634,170	637,926
SBL construction	—	—	—	3,385	3,385	23,905	27,290
Direct lease financing	4,133	2,307	3,700	4,847	14,987	687,525	702,512
SBLOC / IBLOC	19,941	1,861	248	—	22,050	1,528,263	1,550,313
Advisor financing	—	—	—	—	—	232,206	232,206
Real estate bridge loans	—	9,467	—	39,400	48,867	2,053,029	2,101,896
Other loans	73	1	3	—	77	56,086	56,163
Unamortized loan fees and costs	—	—	—	—	—	10,082	10,082
	$24,550	$14,331	$4,108	$53,024	$96,013	$5,363,331	$5,459,344

	December 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2024	$164,137
2025	164,935
2026	142,499
2027	73,403
2028	31,181
2029 and thereafter	5,053
Total undiscounted cash flows	581,208
Residual value(1)	218,200
Difference between undiscounted cash flows and discounted cash flows	(96,896)
Present value of lease payments recorded as lease receivables	$702,512

(1) Of the $218,200,000, $44,941,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of March 31, 2024 and December 31, 2023, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2024, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $5.3 million at March 31, 2024 and $5.7 million at December 31, 2023.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $3,000 and $2,700 for legal services for the three months ended March 31, 2024 and 2023, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $1.25 billion and $1.04 billion as of March 31, 2024 and December 31, 2023, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the first quarter of 2024 and 2023, there were no transfers between the three levels.

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

The estimated fair values of demand deposits (comprised of interest and non-interest-bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings, when outstanding, are equal to their carrying amounts as they are short-term borrowings.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$718,247	$718,247	$—	$706,176	$12,071
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	282,998	282,998	—	—	282,998
Loans, net of deferred loan fees and costs	5,459,344	5,411,026	—	—	5,411,026
Interest rate swaps, asset	312	312	—	312	—
Demand and interest checking	6,828,159	6,828,159	—	6,828,159	—
Savings and money market	62,597	62,597	—	62,597	—
Senior debt	95,948	91,362	—	91,362	—
Subordinated debentures	13,401	11,347	—	—	11,347

	December 31, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$31,964	$—	$31,964	$—
Asset-backed securities	305,265	—	305,265	—
Obligations of states and political subdivisions	41,893	—	41,893	—
Residential mortgage-backed securities	163,511	—	163,511	—
Collateralized mortgage obligation securities	31,981	—	31,981	—
Commercial mortgage-backed securities	143,633	—	131,562	12,071
Total investment securities, available-for-sale	718,247	—	706,176	12,071
Commercial loans, at fair value	282,998	—	—	282,998
Interest rate swaps, asset	312	—	312	—
	$1,001,557	$—	$706,488	$295,069

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$33,886	$—	$33,886	$—
Asset-backed securities	325,353	—	325,353	—
Obligations of states and political subdivisions	47,237	—	47,237	—
Residential mortgage-backed securities	160,767	—	160,767	—
Collateralized mortgage obligation securities	34,038	—	34,038	—
Commercial mortgage-backed securities	146,253	—	134,182	12,071
Total investment securities, available-for-sale	747,534	—	735,463	12,071
Commercial loans, at fair value	332,766	—	—	332,766
Interest rate swaps, asset	285	—	285	—
	$1,080,585	$—	$735,748	$344,837

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Beginning balance	$12,071	$20,023	$332,766	$589,143
Transfers to OREO	—	—	(1,978)	(2,686)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	1,069	3,869
Included in earnings (included in credit loss)	—	(10,000)	—	—
Included in other comprehensive income/(loss)	—	2,048	—	—
Purchases, issuances, sales and settlements
Issuances	—	—	—	134,256
Settlements	—	—	(48,859)	(391,816)
Ending balance	$12,071	$12,071	$282,998	$332,766

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(3,085)

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	March 31, 2024	December 31, 2023
Beginning balance	$16,949	$21,210
Transfer from loans, net	632	—
Transfer from commercial loans, at fair value	1,978	2,686
Write-downs	—	(1,147)
Sales	—	(5,800)
Ending balance	$19,559	$16,949

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2024	Valuation techniques	Unobservable inputs	March 31, 2024	March 31, 2024

Commercial mortgage-backed investment
security(1)	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%
FHLB, ACBB,
and Federal Reserve Bank stock	15,642	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(2)	5,411,026	Discounted cash flow	Discount rate	7.40%-13.00%	8.48%

Commercial - SBA(3)	109,131	Discounted cash flow	Discount rate	7.01%	7.01%
Non-SBA commercial real estate - fixed(4)	162,565	Discounted cash flow	Discount rate	8.52%-12.35%	9.60%
Non-SBA commercial real estate – floating(5)	11,302	Discounted cash flow	Discount rate	10.00%-17.00%	13.21%
Commercial loans, at fair value	282,998

Subordinated debentures(6)	11,347	Discounted cash flow	Discount rate	11.00%	11.00%

OREO(7)	19,559	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2023	Valuation techniques	Unobservable inputs	December 31, 2023	December 31, 2023
Commercial mortgage-backed investment
security	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%
FHLB, ACBB,
and Federal Reserve Bank stock	15,591	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,329,436	Discounted cash flow	Discount rate	7.40%-13.00%	8.41%

Commercial - SBA	119,287	Discounted cash flow	Discount rate	7.46%	7.46%
Non-SBA commercial real estate - fixed	162,674	Discounted cash flow and appraisal	Discount rate	8.00%-12.30%	8.76%
Non-SBA commercial real estate - floating	50,805	Discounted cash flow	Discount rate	9.30%-16.50%	14.19%
Commercial loans, at fair value	332,766

Subordinated debentures	11,470	Discounted cash flow	Discount rate	11.00%	11.00%

OREO	16,949	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the March 31, 2024 table.

(1) Commercial mortgage-backed investment security, consisting of a single bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other subordinated tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security, see “Note 6. Loans.”

(2) Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

(3) Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for these seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

(4) Non-SBA commercial real estate – fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third-party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(5) Non-SBA commercial real estate – floating are floating rate non-SBA loans, the vast majority of which are secured by multifamily properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At March 31, 2024, these loans were fair valued by a third-party, based upon discounting at market rates for similar loans.

(6) Subordinated debentures are comprised of $13.4 million of debentures bearing interest at SOFR plus 3.51% and maturing in March 2038 (the “2038 Debentures”), which are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the Company could result in changes in the 2038 Debentures’ valuation.

(7) For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$5,852	$—	$—	$5,852
OREO	19,559	—	—	19,559
	$25,411	$—	$—	$25,411

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans(1)	$8,944	$—	$—	$8,944
OREO	16,949	—	—	16,949
	$25,893	$—	$—	$25,893

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At March 31, 2024, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown at an estimated fair value of $5.9 million. To arrive at that fair value, related loan principal of $9.2 million was reduced by specific reserves of $3.3 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on certain non-SBA commercial estate loans held at fair value. These instruments are not accounted for as effective hedges. As of March 31, 2024, the Company had entered into one interest rate swap agreement with an aggregate notional amount of $6.8 million. Under that swap agreement the Company receives an adjustable rate of interest based upon SOFR. The Company recorded a net gain of $27,000 for the three months ended March 31, 2024 to recognize the fair value of the derivative instrument which is reported in net realized and unrealized gains (losses) on commercial loans, at fair value, in the consolidated statements of operations. The amount receivable by the Company under this swap agreement was $312,000 at March 31, 2024, which is reported in other assets. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $51,000 as of March 31, 2024.

The maturity date, notional amount, interest rate paid and received and fair value of the Company’s remaining interest rate swap agreement as of March 31, 2024 is summarized below (dollars in thousands):

	March 31, 2024
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 23, 2025	6,800	2.16%	5.56%	312
Total	$6,800			$312

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten year period. Amortization expense is $340,000 per year ($709,000 over the next three years). The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2024, and December 31, 2023, respectively, the accumulated amortization expense was $2.7 million and $2.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $244,000 at March 31, 2024 and $230,000 at December 31, 2023. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at March 31, 2024 and December 31, 2023 are presented below:

	March 31,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$2,939	$4,093	$2,840
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$2,939	$4,491	$2,840

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

On October 26, 2022, the Board approved a common stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”). Under the 2023 Repurchase Program, the Company repurchased $25.0 million in value of the Company’s common stock in each quarter of 2023.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2024 Repurchase Program may be modified or terminated at any time. During the three months ended March 31, 2024, the Company repurchased 1,262,212 shares of its common stock in the open market under the 2023 Repurchase Program at an average price of $39.61 per share.

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, in equal quarterly amounts, respectively, in 2021, 2022 and 2023, with $200 million originally planned for 2024. Subsequently the second quarter 2024 planned repurchase was increased from $50 million to $100 million. The planned amounts of such repurchases are determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2024
The Bancorp, Inc.	10.87%	15.76%	16.35%	15.76%
The Bancorp Bank, National Association	12.05%	17.43%	18.02%	17.43%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for automated clearing house (“ACH”) transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties. As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. The motion is still pending before the bankruptcy court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

On September 8, 2023, Del Mar TIC I, LLC and Del Mar TIC II, LLC (together, “Del Mar”) filed a complaint against the Bank in the Supreme Court of the State of New York, New York County, captioned Del Mar TIC I, LLC and Del Mar TIC II, LLC, Plaintiffs v. The Bancorp Bank, Defendant. The complaint alleges, among other things, that the Bank improperly and unreasonably force-placed excessive insurance coverage on real property that serves as security for a loan from the Bank to Del Mar, and that the Bank is improperly paying the related insurance premiums from escrow funds. The complaint asserts five causes of action: (i) declaratory judgment; (ii) breach of fiduciary duty; (iii) breach of contract: implied covenant of good faith and fair dealing; (iv) breach of contract: escrow account; and (v) injunctive relief. On October 12, 2023, the Bank removed the case to the U.S. District Court for the Southern District of New York. The Bank is vigorously defending against the claims. On November 15, 2023, the Bank filed a motion to dismiss the complaint. Del Mar subsequently filed an amended complaint, but maintained the same causes of action. On December 22, 2023, the Bank filed a motion to dismiss the amended complaint, which is still pending. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly-owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California, captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the Superior Court of the State of California. TBBK Card intends to vigorously defend against the claims. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2024
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$112,621	$1	$23,187	$135,809
Interest allocation	(33,986)	39,578	(5,592)	—
Interest expense	858	38,064	2,469	41,391
Net interest income	77,777	1,515	15,126	94,418
Provision for credit losses on loans	2,169	—	—	2,169
Non-interest income	1,697	27,281	404	29,382
Non-interest expense	22,823	20,194	3,695	46,712
Income before taxes	54,482	8,602	11,835	74,919
Income tax expense	—	—	18,490	18,490
Net income (loss)	$54,482	$8,602	$(6,655)	$56,429

	For the three months ended March 31, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$105,392	$18	$16,766	$122,176
Interest allocation	(32,935)	34,851	(1,916)	—
Interest expense	1,486	30,504	4,370	36,360
Net interest income	70,971	4,365	10,480	85,816
Provision for credit losses	1,903	—	—	1,903
Non-interest income	3,417	25,528	44	28,989
Non-interest expense	21,479	19,217	7,334	48,030
Income before taxes	51,006	10,676	3,190	64,872
Income tax expense	—	—	15,750	15,750
Net income (loss)	$51,006	$10,676	$(12,560)	$49,122

March 31, 2024
Specialty finance	Payments	Corporate	Total

	(Dollars in thousands)
Total assets	$5,670,852	$31,081	$2,213,923	$7,915,856
Total liabilities	$202,150	$6,580,568	$316,373	$7,099,091

	December 31, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,682,035	$42,769	$1,980,891	$7,705,695
Total liabilities	$238,042	$6,412,911	$247,461	$6,898,414

Note 16. Subsequent Events

The Company evaluated its March 31, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2024 Repurchase Program, described in “Note 12. Shareholders’ Equity,” between April 1, 2024 and May 3, 2024, the Company repurchased 726,422 shares of its common stock, at a total cost of $23.3 million and an average price of $32.14 per share.

Subsequent to the quarter-end, the Company announced that the planned common stock share repurchase for the second quarter of 2024 pursuant to the 2024 Repurchase Program would be increased from $50.0 million to $100.0 million.

In April 2024, the Company began purchasing additional U.S. government-sponsored agency fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income should the Federal Reserve begin decreasing rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. In April 2024, the Company purchased approximately $900 million of such securities, with respective estimated weighted average yields and lives of approximately 5.11% and eight years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Form 10-K for the fiscal year ended 2023 (the “2023 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “should,” “will,” “could,” “estimates,” “plans” or the negative versions of those words or other comparable words and similar expressions are intended to identify forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Part I, Item 1A. “Risk Factors,” in the 2023 Form 10-K and in other of our public filings with the SEC, as well as the following:

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

•the impact on our stock price as a result of speculative or short trading strategies;

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

Recent Developments

Subsequent to the quarter-end, the Company announced that it had increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million.

In April 2024, the Company began purchasing additional U.S. government-sponsored agency fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income should the Federal Reserve begin decreasing rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. In April 2024, the Company purchased approximately $900 million of such securities, with respective estimated weighted average yields and lives of approximately 5.11% and eight years. These purchases and fixed loan originations have significantly reduced net interest income exposure to Federal Reserve changes to interest rates. See “Asset and Liability Management” in this MD&A.

Non-performing assets increased during the quarter, primarily as a result of a REBL apartment building loan for $39.4 million, which compares to a September 2023 independent “as is” appraisal of $47.8 million, or an 82% “as is” loan to value ratio (“LTV”), with additional potential collateral value as rehabilitation progresses and units are re-leased at stabilized rental rates. The $2.1 billion apartment bridge lending portfolio has a weighted average origination date “as is” LTV of 70%, based on third-party appraisals. Further, the weighted average origination date “as stabilized” LTV, which measures the estimated value of the apartments after the rehabilitation is complete may provide even greater protection. In its real estate bridge lending portfolio, The Bancorp has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rental rates stabilized for an extended period, before being refinanced at lower rates through U.S. Government

Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which we consider to be working class apartments at more affordable rental rates. Related collateral values should accordingly be more stable than higher rent properties, even in stressed economies. While the macro-economic environment has challenged the multifamily bridge space, the stability of The Bancorp’s rehabilitation bridge loan portfolio is evidenced by the estimated values of collateral for loans that have been classified as substandard. Recent third-party appraisals of those loans reflect a weighted average “as is” LTV of 79% and an “as stabilized” LTV of 76%. Accordingly, even with a higher interest rate environment and other stresses, LTVs for these loans have been significantly sustained and continue to provide protection against potential loss. As part of the underwriting process, The Bancorp reviews borrowers’ previous rehabilitation experience in addition to overall financial wherewithal. These transactions also include significant borrower equity contributions with required performance metrics. Underwriting generally includes, but is not limited to, assessment of local market information relating to vacancy and rental rates, review of post-rehabilitation rental rate assumptions against geo-specific affordability indices, negative news and lien searches, visitations by bank personnel and/or designated engineers, and other information sources. Rehabilitation progress is monitored through ongoing draw requests and financial reporting covenants. This generally allows for early identification of potential issues, and expedited action to address on a timely basis. Operations and ongoing loan evaluations are overseen by multiple levels of management, in addition to the real estate bridge lending team’s experienced professional staff and third-party consultants utilized during the underwriting and asset management process. This oversight includes a separate loan committee specific to real estate bridge lending, which is comprised of seasoned and experienced lending professionals who do not directly report to anyone on the real estate bridge lending team. There is also a separate loan review department, a surveillance committee and additional staff which evaluate potential losses under the current expected credit losses methodology (“CECL”), all of which similarly do not report to anyone on the real estate bridge lending team.

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by LTV ratios based on third-party appraisals. SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 405 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition”. Also enhancing Bancorp’s risk profile is the substantial earnings impact of its payment businesses.

Nature of Operations

We are a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association (“the Bank”). The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending in our national specialty finance segment:

•SBLOC, IBLOC, and investment advisor financing;

•leasing (direct lease financing);

•SBLs, consisting primarily of SBA loans; and

•non-SBA commercial real estate bridge loans.

SBLOCs and IBLOCs are loans that are generated through affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. IBLOC loans are typically viewed as an alternative to standard policy loans from insurance companies and are utilized by our existing advisor base as well as insurance agents throughout the country. Investment advisor financing are loans made to investment advisors for purposes of debt refinance, acquisition of another investment firm or internal succession. Vehicle fleet and, to a lesser extent, other equipment leases are generated in a number of Atlantic Coast and other states and are collateralized primarily by vehicles. SBA loans are generated nationally and are collateralized by commercial properties and other types of collateral. Our non-SBA commercial real estate bridge loans, at fair value, are primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties. These loans were originally generated for sale through securitizations. In 2020, we decided to retain these loans on our balance sheet as interest-earning assets and resumed originating such loans in the third quarter of 2021. These new originations are identified as real estate bridge loans, consist of apartment building loans, and are held for investment in the loan portfolio. Prior originations originally intended for securitizations continue to be accounted for at fair value, and are included on the balance sheet in “Commercial loans, at fair value.”

The majority of our deposit accounts and non-interest income are generated in our payments business line (such business line, the “Fintech Solutions Group”), which consists of consumer deposit accounts accessed by prepaid or debit cards, issuing deposit accounts, ACH accounts, other payments such as rapid funds transfer and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated by independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business and consumer payment accounts and others. Our ACH accounts facilitate bill payments, and our collection services for payments made to merchants consist of those which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, known as “affinity group banking.” These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.

Performance Summary

Our net income increased to $56.4 million for the first quarter of 2024, from $49.1 million for the first quarter of 2023, primarily reflecting an $8.6 million increase in net interest income, a $393,000 increase in non-interest income, and a $1.3 million decrease in non-interest expense. Higher rates on loans and securities resulted in increases in net interest income, which offset the impact of lower securities and SBLOC and IBLOC balances. Our cost of funds rose to 2.49% in the first quarter of 2024, driven primarily by contractual adjustments for payments balances to Federal Reserve rate increases. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the first quarter of 2024 increased $1.8 million over the comparable 2023 period.

First quarter of 2024 non-interest expense decreased $1.3 million from the first quarter of 2023, reflecting the first quarter 2023 $1.0 million write-down on OREO that resulted from a pending sale of a movie theater property as described in Note E to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first quarter of 2023. There was a $2.2 million provision for credit losses in the first quarter of 2024, compared to a provision for credit losses of $1.9 million in the first quarter of 2023.

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

Results of KPIs

In the first quarter 2024, return on assets and return on equity amounted to 2.97% and 27.95% (annualized), respectively, compared to 2.63% and 28.07% (annualized) in the first quarter of 2023.

At March 31, 2024, the ratio of equity to assets was 10.32%, compared to 9.53% at March 31, 2023, reflecting an increase in equity capital from retained earnings, partially offset by share repurchases.

Net interest margin was 5.15% in the first quarter of 2024, versus 4.67% in the first quarter of 2023, reflecting a $8.6 million increase in net interest income in the first quarter of 2024 compared to the first quarter of 2023.

Increases in the above KPIs in 2024 reflected the impact of higher rates on loans and securities as a result of Federal Reserve rate increases, while the impact of loan growth in certain categories was more than offset by SBLOC and IBLOC payoffs. We believe that these payoffs reflected customer sensitivity to the increasing rate environment. As a result of the SBLOC and IBLOC payoffs, average loans and leases decreased to $5.72 billion in the first quarter of 2024 compared to $5.99 billion in the first quarter of 2023. The provision for credit losses was $2.2 million in the first quarter of 2024 compared to a provision for credit losses of $1.9 million in the first quarter of 2023. Non-interest expense decreases over the prior year were primarily driven mostly by the $1.0 million write-down on OREO that resulted from a pending sale of a movie theater property as described in Note E to the December 31, 2022 consolidated financial statements included in the 2022 10-K. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first quarter of 2023.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2024 remain unchanged from those presented in the 2023 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of first quarter 2024 to first quarter 2023

Net Income

Net income for the first quarter of 2024 was $56.4 million, or $1.06 per diluted share, compared to $49.1 million, or $0.88 per diluted share, for the first quarter of 2023. Income before income taxes was $74.9 million in the first quarter of 2024 compared to $64.9 million in the first quarter of 2023. Income increased between those respective periods primarily as a result of higher net interest income, which was primarily driven by the impact of Federal Reserve rate increases on the loan and securities portfolios. Variable rate loans and securities comprise the majority of the Company’s earning assets, and while they reprice on a lagged basis, they adjust more fully than deposits to Federal Reserve rate changes.

Net Interest Income

Our net interest income for the first quarter of 2024 increased $8.6 million, or 10.0%, to $94.4 million from $85.8 million in the first quarter of 2023. Our interest income for the first quarter of 2024 increased to $135.8 million, an increase of $13.6 million, or 11.2%, from $122.2 million for the first quarter of 2023. The increase in interest income resulted primarily from an increase in loan and securities yields resulting from the aforementioned Federal Reserve rate increases, as our average loans and leases decreased to $5.72 billion for the first quarter of 2024 from $5.99 billion for the first quarter of 2023, a decrease of $268.5 million, or 4.5%. Related interest income increased $8.0 million on a tax equivalent basis. Net paydowns of SBLOC and IBLOC continued in first quarter 2024, which partially offset the impact of higher rates and loan growth in other categories. At March 31, 2024, the respective balances of SBLOC and IBLOC loans were $954.8 million and $595.6 million, respectively, compared to $1.13 billion and $921.3 million at March 31, 2023. Continuing decreases in these balances will result in lower interest income, to the extent they are not replaced by loan growth in other categories. Additionally, overall net interest income may be reduced from current levels should the Federal Reserve begin lowering interest rates. The balance of our commercial loans, at fair value also decreased as a result of non-SBA commercial real estate bridge loan repayments. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are included in loans, net on the balance sheet and which are held at amortized cost.

Of the total $8.0 million increase in loan interest income on a tax equivalent basis, the largest increases were $7.2 million for all real estate bridge loans, $2.9 million for small business lending, $2.7 million for leasing and $1.3 million for investment advisor financing, while total SBLOC and IBLOC decreased $6.8 million. Our average investment securities of $736.5 million for the first quarter of 2024 decreased $40.9 million from $777.4 million for the first quarter of 2023. Related tax equivalent interest income increased $343,000, primarily reflecting an increase in yields. Higher yields on loans and securities reflected the continuing impact of Federal Reserve rate increases as variable rate loans and securities repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first quarter of 2024 was 5.15% compared to 4.67% for the first quarter of 2023, an increase of 48 basis points. While the yield on interest-earning assets increased 76 basis points, the cost of deposits and interest-bearing liabilities increased 34 basis points, or a net change of 42 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Average interest-earning deposits at the Federal Reserve Bank increased $294.0 million, or 50.7%, to $874.1 million in the first quarter of 2024 from $580.1 million in the first quarter of 2023. In the first quarter of 2024, the average yield on our loans increased to 7.99% from 7.10% for the first quarter of 2023, an increase of 89 basis points. Yields on taxable investment securities in the first quarter of 2024 increased to 5.25% compared to 4.81% for the first quarter of 2023, an increase of 44 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,						Three months ended March 31,
	2024			2023			2024 vs 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$5,717,262	$114,160	7.99%	$5,987,179	$106,204	7.10%	$(4,451)	$12,407	$7,956
Leases-bank qualified(2)	4,746	116	9.78%	3,361	69	8.21%	32	15	47
Investment securities-taxable	733,599	9,634	5.25%	774,055	9,300	4.81%	(428)	762	334
Investment securities-nontaxable(2)	2,895	50	6.91%	3,343	41	4.91%	(4)	13	9
Interest-earning deposits at Federal Reserve Bank	874,073	11,884	5.44%	580,058	6,585	4.54%	3,812	1,487	5,299
Net interest-earning assets	7,332,575	135,844	7.41%	7,347,996	122,199	6.65%

Allowance for credit losses	(27,158)			(22,533)
Other assets	331,756			237,721
	$7,637,173			$7,563,184			(1,039)	14,684	13,645

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,453,866	$38,714	2.40%	$6,406,834	$32,383	2.02%	239	6,092	6,331
Savings and money market	50,970	447	3.51%	132,279	1,219	3.69%	(716)	(56)	(772)
Time	—	—	—	84,333	858	4.07%	(858)	—	(858)
Total deposits	6,504,836	39,161	2.41%	6,623,446	34,460	2.08%

Short-term borrowings	1,373	19	5.54%	20,500	234	4.57%	(278)	63	(215)
Repurchase agreements	13	—	—	42	—	—	—	—	—
Long-term borrowings	38,517	686	7.12%	9,998	126	5.04%	489	71	560
Subordinated debt	13,401	292	8.72%	13,401	261	7.79%	—	31	31
Senior debt	95,894	1,233	5.14%	99,092	1,279	5.16%	(41)	(5)	(46)
Total deposits and liabilities	6,654,034	41,391	2.49%	6,766,479	36,360	2.15%

Other liabilities	171,116			87,116
Total liabilities	6,825,150			6,853,595			(1,165)	6,196	5,031

Shareholders' equity	812,023			709,589
	$7,637,173			$7,563,184

Net interest income on tax equivalent basis(2)		$94,453			$85,839		$126	$8,488	$8,614

Tax equivalent adjustment		35			23

Net interest income		$94,418			$85,816

Net interest margin(2)			5.15%			4.67%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

For the first quarter of 2024, average interest-earning assets decreased to $7.33 billion, a decrease of $15.4 million, or 0.2%, from $7.35 billion in the first quarter of 2023. The decrease reflected increased average interest-earning deposits at the Federal Reserve Bank of $294.0 million, the impact of which was more than offset by decreased average balances of loans and leases of $268.5 million, or 4.5%, and decreased average investment securities of $40.9 million, or 5.3%. For those respective periods, average demand and interest checking deposits increased $47.0 million, or 0.7%. An $81.3 million decrease in average savings and money market balances reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $2.2 million for the first quarter of 2024 compared to a provision of $1.9 million for the first quarter of 2023. The ACL was $28.7 million, or 0.53% of total loans, at March 31, 2024, compared to $27.4 million, or 0.51% of total loans, at December 31, 2023. The higher ratio at March 31, 2024 reflected the impact of higher leasing net charge-offs, primarily in long haul and local trucking, transportation and related activities for which total exposure was approximately $39 million at March 31, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $29.4 million in the first quarter of 2024 compared to $29.0 million in the first quarter of 2023. The $393,000, or 1.4%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. Prepaid, debit card and related fees increased $963,000, or 4.1%, to $24.3 million for the first quarter of 2024, compared to $23.3 million in the first quarter of 2023. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $793,000, or 36.5%, to $3.0 million for the first quarter of 2024, compared to $2.2 million in the first quarter of 2023, reflecting an increase in rapid funds transfer volume.

Net realized and unrealized gains on commercial loans, at fair value, decreased $629,000, or 36.5%, to $1.1 million for the first quarter of 2024 from $1.7 million for the first quarter of 2023. The runoff of the commercial loans, at fair value portfolio, reduced the volume of loan payoffs and the income recognized at the time of payoff.

Leasing related income decreased $1.1 million, or 74.0%, to $388,000 for the first quarter of 2024 from $1.5 million for the first quarter of 2023, reflecting $1.1 million of losses related to an auto auction company which ceased operations.

Other non-interest income increased $368,000, or 131.4%, to $648,000 for the first quarter of 2024 from $280,000 in the first quarter of 2023 which reflected the impact of prior year insurance related refunds received in 2024.

Non-Interest Expense

Total non-interest expense was $46.7 million for the first quarter of 2024, a decrease of $1.3 million, or 2.7%, compared to $48.0 million for the first quarter of 2023. The decrease reflects a prior year $1.0 million write-down of OREO which resulted from a pending sale of a movie theater property as described in Note E to the consolidated financial statements included in the 2022 10-K. The property had previously been recorded at appraised value, which was adjusted to the proposed sales price in the first quarter of 2023. While salaries and employee benefits increased 1.7%, increases in the payments business and related financial crimes and in IT salary expense, were offset by decreases in incentive compensation.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended March 31,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$30,280	$29,785	$495	1.7%
Depreciation and amortization	949	721	228	31.6%
Rent and related occupancy cost	1,640	1,394	246	17.6%
Data processing expense	1,421	1,321	100	7.6%
Printing and supplies	103	145	(42)	(29.0%)
Audit expense	359	392	(33)	(8.4%)
Legal expense	821	958	(137)	(14.3%)
Amortization of intangible assets	99	99	—	—
FDIC insurance	845	955	(110)	(11.5%)
Software	4,489	4,237	252	5.9%
Insurance	1,338	1,306	32	2.5%
Telecom and IT network communications	271	376	(105)	(27.9%)
Consulting	578	322	256	79.5%
Write-downs and other losses on other real estate owned	—	1,019	(1,019)	(100.0%)
Other	3,519	5,000	(1,481)	(29.6%)
Total non-interest expense	$46,712	$48,030	$(1,318)	(2.7%)

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $30.3 million for the first quarter of 2024, an increase of $495,000, or 1.7%, from $29.8 million for the first quarter of 2023.

•Depreciation and amortization expense increased $228,000, or 31.6%, to $949,000 in the first quarter of 2024 from $721,000 in the first quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $246,000, or 17.6%, to $1.6 million in the first quarter of 2024 from $1.4 million in the first quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $100,000, or 7.6%, to $1.4 million in the first quarter of 2024 from $1.3 million in the first quarter of 2023, reflecting higher transaction volume.

•Printing and supplies expense decreased $42,000, or 29.0%, to $103,000 in the first quarter of 2024 from $145,000 in the first quarter of 2023.

•Audit expense decreased $33,000, or 8.4%, to $359,000 in the first quarter of 2024 from $392,000 in the first quarter of 2023.

•Legal expense decreased $137,000, or 14.3%, to $821,000 in the first quarter of 2024 from $958,000 in the first quarter of 2023, reflecting a reduction in legal fees related to a Civil Investigative Demand from the Consumer Financial Protection Bureau as described in Note O to the audited consolidated financial statements in the 2023 Form 10-K.

•FDIC insurance expense decreased $110,000, or 11.5%, to $845,000 for the first quarter of 2024 from $955,000 in the first quarter of 2023, reflecting a reduction in the assessed rate.

•Software expense increased $252,000, or 5.9%, to $4.5 million in the first quarter of 2024 from $4.2 million in the first quarter of 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, cybersecurity and cloud computing, which more than offset decreases in financial crimes management related expense.

•Insurance expense increased $32,000, or 2.5%, to $1.3 million in the first quarter of 2024 compared to $1.3 million in the first quarter of 2023.

•Telecom and IT network communications expense decreased $105,000, or 27.9%, to $271,000 in the first quarter of 2024 from $376,000 in the first quarter of 2023.

•Consulting expense increased $256,000, or 79.5%, to $578,000 in the first quarter of 2024 from $322,000 in the first quarter of 2023. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls.

•Other non-interest expense decreased $1.5 million, or 29.6%, to $3.5 million in the first quarter of 2024 from $5.0 million in the first quarter of 2023. The $1.5 million decrease primarily reflected the following decreases: a. regulatory examination fees of $280,000 b. OREO expense of $372,000 c. contributions of $218,000 and d. other operating taxes of $163,000.

Income Taxes

Income tax expense was $18.5 million for the first quarter of 2024 compared to $15.8 million in the first quarter of 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 24.7% effective tax rate in 2024 and a 24.3% effective tax rate in 2023 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

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

Our primary source of funding has been deposits. Average total deposits decreased by $118.6 million, or 1.8%, to $6.50 billion for the first quarter of 2024 compared to the first quarter of 2023. The decrease reflected the planned exit of higher cost deposits. Federal Reserve average balances increased to $874.1 million in the first quarter of 2024 from $580.1 million in the first quarter of 2023. The increased reflected lower average balances of SBLOC and IBLOC loans. As a result of the approximate $900 million of securities purchases in April 2024 as discussed under “Asset and Liability Management” in this MD&A, we have increased the use of FHLB advances to partially fund such purchases, at least temporarily.

One source of contingent liquidity is available-for-sale securities, which amounted to $718.2 million at March 31, 2024, compared to $747.5 million at December 31, 2023. The $900 million of securities purchases noted above, will serve to increase these balances. The majority of these securities, including the $900 million of April 2024 purchases, can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. At March 31, 2024, outstanding loans amounted to $5.46 billion, compared to $5.36 billion at the prior year end, an increase of $98.2 million representing a use of funds. Commercial loans, at fair value, decreased to $283.0 million from $332.8 million between those respective dates, a decrease of $49.8 million, which provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. Of our total deposits of $6.89 billion as of March 31, 2024, $551.0 million were classified as brokered and an estimated $573.5 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.95 billion as of March 31, 2024 and was collateralized by loans. We have also pledged in excess of $1.10 billion of multifamily loans to the FHLB. As a result, we have approximately $731.5 million of availability on that line of credit which we can also access at any time. As of March 31, 2024, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Another source of contingent liquidity is available-for-sale securities, which amounted to $718.2 million at March 31, 2024, compared to $747.5 million at December 31, 2023. Approximately $350 million of our available-for-sale securities are U.S. government-sponsored agency securities which are highly liquid and may be immediately pledged as additional collateral. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of March 31, 2024, we had cash reserves of approximately $6.2 million at the holding company. During the first quarter of 2024, $50.0 million of common stock repurchases were funded by a dividend from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at March 31, 2024 were $1.24 billion of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2024, purchases of $7.3 million of securities were exceeded by $36.5 million of redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.78 billion and $1.79 billion as of March 31, 2024 and December 31, 2023, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2024, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2024
The Bancorp, Inc.	10.87%	15.76%	16.35%	15.76%
The Bancorp Bank, National Association	12.05%	17.43%	18.02%	17.43%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2024. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest earning assets:
Commercial loans, at fair value	$96,769	$133,609	$29,336	$21,173	$2,111
Loans, net of deferred loan fees and costs	3,343,329	132,648	1,112,611	682,390	188,366
Investment securities	359,651	65,606	117,936	100,170	74,884
Interest earning deposits	1,241,363	—	—	—	—
Total interest earning assets	5,041,112	331,863	1,259,883	803,733	265,361

Interest bearing liabilities:
Transaction accounts as adjusted(1)	3,414,080	—	—	—	—
Savings and money market	62,597	—	—	—	—
Senior debt and subordinated debentures	13,401	—	95,948	—	—
Total interest bearing liabilities	3,490,078	—	95,948	—	—
Gap	$1,551,034	$331,863	$1,163,935	$803,733	$265,361
Cumulative gap	$1,551,034	$1,882,897	$3,046,832	$3,850,565	$4,115,926
Gap to assets ratio	20%	4%	15%	10%	3%
Cumulative gap to assets ratio	20%	24%	39%	49%	52%

(1) Transaction accounts are comprised primarily of demand deposits. While demand deposits are non-interest-bearing, related fees paid to affinity groups may reprice according to specified indices.

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at March 31, 2024. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company began purchasing additional fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income should the Federal Reserve begin decreasing rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. In April 2024, the Company purchased approximately $900 million of such securities, with respective estimated weighted average yields and lives of approximately 5.11% and eight years. While an estimate of the decrease in the Company’s sensitivity to changes in rates is subject to the limitations and variables discussed above, and other portfolio changes, such securities purchases and fixed rate loan originations are projected to decrease the changes to net interest income in the table below significantly.

	Net portfolio value at		Net interest income
	March 31, 2024		March 31, 2024
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,180,023	5.33%	$419,056	10.60%
+100 basis points	1,150,990	2.74%	398,973	5.30%
Flat rate	1,120,301	—	378,894	—
-100 basis points	1,082,520	(3.37%)	358,225	(5.46%)
-200 basis points	1,037,520	(7.39%)	337,392	(10.95%)

Financial Condition

General. Our total assets at March 31, 2024 were $7.92 billion, of which our total loans were $5.46 billion, and our commercial loans, at fair value, were $283.0 million. At December 31, 2023, our total assets were $7.71 billion, of which our total loans were $5.36 billion, and our commercial loans, at fair value were $332.8 million. The increase reflected an increase in interest-earning assets at the Federal Reserve Bank, which at least partially resulted from temporary seasonal deposit inflows from consumer tax refund deposits. The increase also reflected loan growth in various loan categories, which offset decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At March 31, 2024, we had a total of $1.24 billion of interest-earning deposits compared to $1.03 billion at December 31, 2023, an increase of $208.1 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities decreased to $718.2 million at March 31, 2024, a decrease of $29.3 million, or 3.9%, from December 31, 2023.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the three months ended March 31, 2024 and 2023, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $15.6 million at March 31, 2024 and $15.6 million at December 31, 2023. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. Additionally, in the second quarter of 2023, we joined the FHLB of Des Moines, which required a $9.1 million purchase of stock. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At March 31, 2024 and December 31, 2023 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of March 31, 2024 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$713	2.28%	$7,576	2.76%	$14,741	4.99%	$8,934	3.96%	$31,964
Asset-backed securities	3,620	6.86%	653	6.85%	184,343	7.10%	116,649	7.22%	305,265
Tax-exempt obligations of states and political subdivisions(1)	994	3.10%	1,831	2.65%	1,981	3.87%	—	—	4,806
Taxable obligations of states and political subdivisions	9,966	3.18%	25,962	3.30%	1,159	4.33%	—	—	37,087
Residential mortgage-backed securities	—	—	43,006	2.66%	55,873	3.82%	64,632	3.98%	163,511
Collateralized mortgage obligation securities	—	—	4,890	2.73%	78	2.27%	27,013	4.05%	31,981
Commercial mortgage-backed securities	23,339	2.60%	27,994	3.43%	19,019	2.79%	73,281	3.79%	143,633
Total	$38,632		$111,912		$277,194		$290,509		$718,247
Weighted average yield		3.16%		3.03%		6.00%		5.24%

(1) If adjusted to their taxable equivalents, yields would approximate 3.92%, 3.35%, and 4.90% for zero to one year, one to five years, and five to ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through first quarter 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $283.0 million at March 31, 2024 from $332.8 million at December 31, 2023, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans increased to $5.46 billion at March 31, 2024 from $5.36 billion at December 31, 2023.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2024	2023
SBL non-real estate	$140,956	$137,752
SBL commercial mortgage	637,926	606,986
SBL construction	27,290	22,627
SBLs	806,172	767,365
Direct lease financing	702,512	685,657
SBLOC / IBLOC(1)	1,550,313	1,627,285
Advisor financing(2)	232,206	221,612
Real estate bridge loans	2,101,896	1,999,782
Other loans(3)	56,163	50,638
	5,449,262	5,352,339
Unamortized loan fees and costs	10,082	8,800
Total loans, including unamortized loan fees and costs	$5,459,344	$5,361,139

	March 31,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,979 and $9,502
for March 31, 2024 and December 31, 2023, respectively	$816,151	$776,867
SBLs included in commercial loans, at fair value	109,131	119,287
Total SBLs(4)	$925,282	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2024 and December 31, 2023, IBLOC loans amounted to $595.6 million and $646.9 million, respectively.

(2) In 2020, we began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to LTV ratios of 70% of the business enterprise value based on a third-party valuation, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3) Includes demand deposit overdrafts reclassified as loan balances totaling $239,000 and $1.7 million at March 31, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(4) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of March 31, 2024 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$395,334
PPP loans(1)	1,936
Commercial mortgage SBA(2)	311,230
Construction SBA(3)	13,641
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	114,104
Non-SBA SBLs	48,831
Other(5)	28,661
Total principal	$913,737
Unamortized fees and costs	11,545
Total SBLs	$925,282

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bank adheres.

(3) Includes $6.2 million in 504 Program first mortgages with an origination date LTV of 50-60% and $7.4 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(4) Includes the unguaranteed portion of 7(a) Program loans which are generally 70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

(5) Comprised of $28.7 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of March 31, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels and motels	$75,044	$71	$17	$75,132	15%
Funeral homes and funeral services	40,187	—	43	40,230	8%
Full-service restaurants	24,473	7,120	1,834	33,427	7%
Car washes	21,105	264	95	21,464	4%
Child day care services	16,893	552	1,987	19,432	4%
General line grocery merchant wholesalers	17,346	—	—	17,346	4%
Homes for the elderly	16,010	109	71	16,190	3%
Outpatient mental health and substance abuse centers	15,419	—	112	15,531	3%
Gasoline stations with convenience stores	11,744	43	147	11,934	2%
Fitness and recreational sports centers	7,779	—	2,032	9,811	2%
Nursing care facilities	9,502	—	—	9,502	2%
Lawyer's offices	9,272	—	—	9,272	2%
Limited-service restaurants	4,765	927	3,158	8,850	2%
All other specialty trade contractors	6,794	—	393	7,187	1%
Caterers	7,014	—	27	7,041	1%
General warehousing and storage	6,488	—	—	6,488	1%
Plumbing, heating, and air-conditioning	4,684	—	886	5,570	1%
Accounting services	5,096	—	454	5,550	1%
Miscellaneous durable goods merchants	4,748	—	—	4,748	1%
Packaged frozen food merchant wholesalers	4,705	—	—	4,705	1%
Technical and trade schools	4,699	—	—	4,699	1%
Amusement and recreation	3,929	44	252	4,225	1%
Furniture merchant wholesalers	3,550	—	—	3,550	1%
Offices of dentists	3,463	—	63	3,526	1%
Other(2)	109,018	6,912	26,466	142,396	31%
Total	$433,727	$16,042	$38,037	$487,806	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $124.9 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.7 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $3.5 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of March 31, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$102,725	$4,579	$3,666	$110,970	23%
Florida	73,211	1,838	2,991	78,040	16%
North Carolina	37,298	927	2,222	40,447	8%
Pennsylvania	34,708	—	854	35,562	7%
New York	27,823	1,505	2,251	31,579	6%
Texas	19,463	1,415	5,939	26,817	5%
New Jersey	17,372	3,357	3,174	23,903	5%
Georgia	21,029	709	1,562	23,300	5%
Other States	100,098	1,712	15,378	117,188	25%
Total	$433,727	$16,042	$38,037	$487,806	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $124.9 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.7 million of loans sold that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of March 31, 2024 (in thousands):

Type(1)	State	SBL commercial mortgage
General line grocery merchant wholesaler	California	$13,450
Funeral homes and funeral services	Pennsylvania	12,914
Outpatient mental health and substance abuse center	Florida	9,894
Funeral homes and funeral services	Maine	8,706
Hotel	Florida	8,334
Lawyer's office	California	8,086
Hotel	North Carolina	6,704
General warehousing and storage	Pennsylvania	6,488
Hotel	Florida	5,750
Hotel	New York	5,659
Total		$85,985

(1) The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of March 31, 2024 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	156	$2,101,896	70%	9.27%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	8	$128,557	77%	9.15%
Hospitality (hotels and lodging)	2	27,366	65%	9.82%
Retail	2	12,269	72%	8.19%
Other	2	9,378	73%	4.97%
	14	177,570	74%	8.97%
Fair value adjustment		(3,703)
Total non-SBA commercial real estate loans, at fair value		173,867
Total commercial real estate loans		$2,275,763	70%	9.26%

(1) In the third quarter of 2021, we resumed the origination of multifamily apartment loans. These are similar to the multifamily apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so they are not accounted for at fair value. In addition to “as is” origination date appraisals, on which the weighted average origination date LTVs are based, third-party appraisers also estimated “as stabilized” values, which represents additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The weighted average origination date “as stabilized” LTV was estimated at 61%.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of March 31, 2024 (dollars in thousands):

	Balance	Origination date LTV
Texas	$826,533	72%
Georgia	250,690	69%
Florida	244,028	69%
Michigan	131,016	68%
Indiana	104,522	71%
Ohio	72,535	67%
New Jersey	68,816	68%
Other States each <$60 million	577,623	71%
Total	$2,275,763	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of March 31, 2024 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$46,785	72%
Texas	45,520	75%
Tennessee	40,000	72%
Texas	39,400	75%
Michigan	37,281	62%
Texas	37,259	80%
Texas	36,318	67%
Florida	34,850	72%
Indiana	33,588	76%
Texas	32,812	62%
Michigan	32,500	79%
Oklahoma	31,153	78%
Texas	31,050	77%
New Jersey	30,866	62%
Michigan	29,786	66%
15 largest commercial real estate loans	$539,168	72%

The following table summarizes our institutional banking portfolio by type as of March 31, 2024 (dollars in thousands):

Type	Principal	% of total
SBLOC	$954,751	54%
IBLOC	595,562	33%
Advisor financing	232,206	13%
Total	$1,782,519	100%

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

The following table summarizes our ten largest SBLOC loans as of March 31, 2024 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,782	18%
	9,465	43%
	9,035	38%
	8,058	70%
	7,905	67%
	7,726	24%
	7,328	74%
	7,235	22%
	7,085	42%
	6,997	32%
Total and weighted average	$81,616	42%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of March 31, 2024, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of March 31, 2024 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$122,389	17%
Construction	113,986	16%
Waste management and remediation services	108,029	15%
Real estate and rental and leasing	69,924	10%
Health care and social assistance	28,559	4%
General freight trucking	24,932	4%
Professional, scientific, and technical services	24,613	4%
Other services (except public administration)	24,426	3%
Wholesale trade	18,680	3%
Transportation and warehousing	13,928	2%
Finance and insurance	11,328	2%
Food manufacturing	8,611	1%
Other and non-classified	133,107	19%
Total	$702,512	100%

(1) Of the total $702.5 million of direct lease financing, $631.3 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2024 (dollars in thousands):

	Principal balance	% Total
Florida	$100,625	14%
Utah	67,863	10%
New York	61,274	9%
California	54,696	8%
Pennsylvania	41,453	6%
New Jersey	39,869	6%
North Carolina	36,048	5%
Connecticut	33,724	5%
Maryland	33,342	5%
Texas	29,037	4%
Idaho	17,776	3%
Washington	16,106	2%
Georgia	14,929	2%
Ohio	12,274	2%
Alabama	11,744	2%
Other States	131,752	17%
Total	$702,512	100%

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

	March 31, 2024
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$272	$29,634	$149,091	$1,206	$180,203
SBL commercial mortgage	14,361	18,285	229,077	455,648	717,371
SBL construction	7,382	—	—	20,326	27,708
Leasing	118,427	560,154	24,389	—	702,970
SBLOC/IBLOC	1,556,644	—	—	—	1,556,644
Advisor financing	204	79,333	155,689	—	235,226
Real estate bridge lending	568,331	1,523,829	—	—	2,092,160
Other loans	29,762	3,913	7,191	15,324	56,190
Loans at fair value excluding SBL	153,805	18,367	—	1,698	173,870
	$2,449,188	$2,233,515	$565,437	$494,202	$5,742,342

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$1,936	$—	$—	$1,936
Leasing		560,154	24,389	—	584,543
Advisor financing		79,333	155,689	—	235,022
Real estate bridge lending		531,715	—	—	531,715
Other loans		3,542	833	12,577	16,952
Loans at fair value excluding SBL		18,367	—	—	18,367
Total loans at fixed rates		$1,195,047	$180,911	$12,577	$1,388,535

Variable rates
SBL non-real estate		$27,698	$149,091	$1,206	$177,995
SBL commercial mortgage		18,285	229,077	455,648	703,010
SBL construction		—	—	20,326	20,326
Real estate bridge lending		992,114	—	—	992,114
Other loans		371	6,358	2,747	9,476
Loans at fair value excluding SBL		—	—	1,698	1,698
Total at variable rates		$1,038,468	$384,526	$481,625	$1,904,619

Total		$2,233,515	$565,437	$494,202	$3,293,154

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

At March 31, 2024, the ACL amounted to $28.7 million, which represented a $1.4 million increase compared to the $27.4 million ACL at December 31, 2023. The increase reflected the impact of higher net charge-offs.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At March 31, 2024, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2024, approximately 47% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At March 31, 2024, approximately 56% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At March 31, 2024, approximately 97% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At March 31, 2024, approximately 74% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At March 31, 2024, approximately 51% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At March 31, 2024, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At March 31, 2024, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	March 31, 2024
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$130	$695	$157	$1,909	$2,891	$138,065	$140,956
SBL commercial mortgage	273	—	—	3,483	3,756	634,170	637,926
SBL construction	—	—	—	3,385	3,385	23,905	27,290
Direct lease financing	4,133	2,307	3,700	4,847	14,987	687,525	702,512
SBLOC / IBLOC	19,941	1,861	248	—	22,050	1,528,263	1,550,313
Advisor financing	—	—	—	—	—	232,206	232,206
Real estate bridge loans	—	9,467	—	39,400	48,867	2,053,029	2,101,896
Other loans	73	1	3	—	77	56,086	56,163
Unamortized loan fees and costs	—	—	—	—	—	10,082	10,082
	$24,550	$14,331	$4,108	$53,024	$96,013	$5,363,331	$5,459,344

	December 31, 2023
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended		For the year ended
	or as of March 31,		or as of December 31,
	2024	2023	2023
Ratio of:
ACL to total loans	0.53%	0.44%	0.51%
ACL to non-performing loans(1)	50.31%	172.28%	206.33%
Non-performing loans to total loans(1)	1.05%	0.26%	0.25%
Non-performing assets to total assets(1)	0.97%	0.46%	0.39%
Net charge-offs to average loans	0.02%	0.01%	0.07%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.53% as of March 31, 2024 from 0.44% at March 31, 2023 as the ACL increased proportionately more that total loans. Approximately $1.6 million of the increase in the ACL resulted from increased reserves on specific distressed credits. Additionally, approximately $1.0 million was added to the reserve in fourth quarter for a qualitative factor for an increasing trend in substandard real estate bridge loans. Additionally, while reserves for SBLOC and IBLOC loans were reduced as a result of lower loan balances, the related reserve impact was more than offset by growth in other loan categories with higher ACL allocations. The lower reserve allocations for SBLOC and IBLOC reflect their respective marketable securities and cash value of insurance collateral. The ratio of the ACL to non-performing loans decreased to 50.31% at March 31, 2024, from 172.28% at March 31, 2023, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. The majority of the increase in non-performing loans resulted from a $39.4 million apartment building rehabilitation bridge loan that was transferred to nonaccrual status. As a result of the increase in non-performing loans, the ratio of non-performing loans to total loans also increased to 1.05% at March 31, 2024 from 0.26% at March 31, 2023. The ratio of non-performing assets to total assets increased to 0.97% at March 31, 2024 from 0.46% at March 31, 2023, again reflecting the increase in non-performing loans. The ratio of net charge-offs to average loans was 0.02% for the three months ended March 31, 2024 and 0.01% for the three months ended March 31, 2023. The increase reflected an increase in SBA non-real estate net charge-offs.

Net Charge-offs

Net charge-offs were $1.0 million for the three months ended March 31, 2024, an increase of $222,000 from net charge-offs of $778,000 during the three months ended March 31, 2023. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	March 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$111	$—	$—	$919	$—	$—	$—	$6
Recoveries	(4)	—	—	(32)	—	—	—	—
Net charge-offs	$107	$—	$—	$887	$—	$—	$—	$6

Average loan balance	$139,354	$622,456	$24,959	$694,085	$1,588,799	$226,909	$2,050,839	$53,401
Ratio of net charge-offs during the period to average loans during the period	0.08%	—	—	0.13%	—	—	—	0.01%

	March 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Other loans
Charge-offs	$214	$—	$—	$905	$—	$—	$—	$3
Recoveries	(202)	(75)	—	(67)	—	—	—	—
Net charge-offs	$12	$(75)	$—	$838	$—	$—	$—	$3

Average loan balance	$111,644	$483,647	$31,990	$642,351	$2,192,960	$180,947	$1,710,677	$60,945
Ratio of net charge-offs during the period to average loans during the period	0.01%	(0.02%)	—	0.13%	—	—	—	—

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $19.6 million of OREO at March 31, 2024 and $16.9 million of OREO at December 31, 2023. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$1,909	$1,842
SBL commercial mortgage	3,483	2,381
SBL construction	3,385	3,385
Direct leasing	4,847	3,785
Real estate bridge loans(1)	39,400	—
Other loans	—	132
Total non-accrual loans	53,024	11,525

Loans past due 90 days or more and still accruing(2)	4,108	1,744
Total non-performing loans	57,132	13,269
OREO(3)	19,559	16,949
Total non-performing assets	$76,691	$30,218

(1) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to other real estate owned. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The Company intends to explore a potential sale of the asset prior to stabilization. The $39.4 million loan balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 82% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The $39.4 million loan as well as the other non-accrual balances in this table as of March 31, 2024 are reflected in the substandard loan totals in Note 6 to the financial statements.

(2) The vast majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays.

(3) The increase in OREO reflected the addition of a $2.6 million hotel securing an SBA loan. Should a loss be realized on the sale of this property, we believe that any such loss will be offset by a 75% SBA Guarantee, consistent with other such reimbursements from the SBA.

For the three months ended March 31, 2024 and the year ended December 31, 2023, loans modified and related information are as follows (dollars in thousands):

	March 31, 2024				December 31, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$2,224	$—	$2,224	1.58%	$651	$—	$651	0.47%
SBL commercial mortgage	3,328	—	3,328	0.52%	—	—	—	—
Direct lease financing	—	—	—	—	—	127	127	0.02%
Real estate bridge lending(1)	26,923	32,500	59,423	2.83%	—	12,300	12,300	0.62%
Total	$32,475	$32,500	$64,975	1.19%	$651	$12,427	$13,078	0.24%

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

The following table shows an analysis of loans that were modified during the three months ended March 31, 2024 and the year ended December 31, 2023 presented by loan classification (dollars in thousands):

	March 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$790	$790	$1,434	$2,224
SBL commercial mortgage	—	—	—	—	—	3,328	3,328
Real estate bridge lending(1)	—	—	—	—	—	59,423	59,423
	$—	$—	$—	$790	$790	$64,185	$64,975

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	30-59 Days	60-89 Days	90+ Days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

There were $65.0 million and $13.1 million of loans modified in the year-to-date March 31, 2024 and for the twelve months ended December 31, 2023, respectively, with specific reserves of $10,000 and $127,000 as of March 31, 2024 and December 31, 2023, respectively. Substantially all of the reserves at March 31, 2024 related to the non-guaranteed portion of SBA loans.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024			December 31, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	1.58%	—	—	0.47%
SBL commercial mortgage	—	—	0.52%	—	—	—
Direct lease financing	—	—	—	—	3	—
Real estate bridge lending(1)	1.68%	—	1.28%	—	12	—

(1) For the period ended March 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. For the period ended December 31, 2023, the weighted average loan to value was less than 70%, based on recent "as is" appraised value. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of March 31, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification that had a payment default during the period and were modified in the twelve months before default.

We had no commitments to extend additional credit to loans classified as modified as of March 31, 2024 or December 31, 2023.

The following table provides information about credit deteriorated loans at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$1,054	$2,356	$—	$788	$—
SBL commercial mortgage	3,301	3,301	—	2,424	—
Direct lease financing	170	176	—	169	—
Other loans	—	—	—	66	—
Real estate bridge loans	39,400	39,400	—	19,700	—
Consumer - home equity	227	227	—	228	3
With an ACL recorded
SBL non-real estate	929	929	(618)	1,163	1
SBL commercial mortgage	182	182	(41)	508	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	4,677	4,902	(2,618)	4,147	—
Total
SBL non-real estate	1,983	3,285	(618)	1,951	1
SBL commercial mortgage	3,483	3,483	(41)	2,932	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	4,847	5,078	(2,618)	4,316	—
Other loans	—	—	—	66	—
Real estate bridge loans	39,400	39,400	—	19,700	—
Consumer - home equity	227	227	—	228	3
	$53,325	$54,858	$(3,321)	$32,578	$4

	December 31, 2023
	Recorded investment	Unpaid principal balance	Related ACL	Average recorded investment	Interest income recognized
Without an ACL recorded
SBL non-real estate	$522	$1,714	$—	$380	$—
SBL commercial mortgage	1,546	1,546	—	1,028	—
Direct lease financing	167	167	—	78	—
Legacy commercial real estate	—	—	—	2,131	—
Consumer - home equity	230	230	—	255	8
With an ACL recorded
SBL non-real estate	1,397	1,397	(670)	1,011	3
SBL commercial mortgage	835	835	(343)	1,553	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,618	3,804	(1,827)	2,814	—
IBLOC	—	—	—	95	—
Legacy commercial real estate	—	—	—	710
Other loans	132	132	(4)	384	—
Total
SBL non-real estate	1,919	3,111	(670)	1,391	3
SBL commercial mortgage	2,381	2,381	(343)	2,581	—
SBL construction	3,385	3,385	(44)	3,385	—
Direct lease financing	3,785	3,971	(1,827)	2,892	—
IBLOC	—	—	—	95	—
Legacy commercial real estate and Other loans	132	132	(4)	3,225	—
Consumer - home equity	230	230	—	255	8
	$11,832	$13,210	$(2,888)	$13,824	$11

We had $53.0 million of non-accrual loans at March 31, 2024, compared to $11.5 million of non-accrual loans at December 31, 2023. The $41.5 million increase in non-accrual loans was primarily due to $46.4 million of additions partially offset by $2.6 million transferred to OREO, $941,000 of charge-offs, $707,000 transferred to repossessed vehicle inventory, $498,000 of payments, and $129,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $4.1 million at March 31, 2024 and $1.7 million at December 31, 2023. The $2.4 million increase reflected $3.9 million of additions partially offset by $1.5 million of loan payments and $24,000 transferred to non-accrual loans.

We had $19.6 million of OREO at March 31, 2024 and $16.9 million of OREO at December 31, 2023. The change in balance reflected $2.6 million transferred from non-accrual loans.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2024 and December 31, 2023, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $27.5 million at March 31, 2024, compared to $27.5 million at December 31, 2023.

Other assets

Other assets amounted to $109.7 million at March 31, 2024 compared to $133.1 million at December 31, 2023. The higher balance at the prior year-end reflected tax adjustments.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At March 31, 2024, we had total deposits of $6.89 billion compared to $6.68 billion at December 31, 2023, which reflected an increase of $209.8 million, or 3.1%. Daily deposit balances are subject to variability, and deposits averaged $6.50 billion in the first quarter of 2024. Savings and money market balances were reduced, as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K for the year ended December 31, 2023). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at March 31, 2024, the top three affinity groups accounted for approximately $2.62 billion, the next three largest $1.49 billion, and the four subsequent largest $858.8 million. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest $1.46 billion, and the four subsequent largest $852.1 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with one exception as the ninth largest at the prior period was replaced by a new entity, which was also the ninth largest at the end of the current period. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at March 31, 2024 totaled $3.32 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $1.66 billion. Such balances in the top ten relationships at year-end 2023, totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. The vast majority of such payments are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Asset and Liability Management”). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In first quarter 2024, our demand and interest checking balances averaged $6.45 billion, compared to $6.41 billion in first quarter 2023. The growth primarily reflected increases in payment company balances. Average savings and money market balances decreased to $51.0 million the first quarter of 2024, compared to $132.3 million in the first quarter of 2023 as we swept deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Short-term time deposits have been used minimally to provide liquidity cushions, for instance when short-term loan origination exceeds short-term deposit growth, as was the case in 2022. In 2023, we did not use short-term time deposits after the first quarter of the year. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the three months ended		For the year ended
	March 31, 2024		December 31, 2023
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,453,866	2.40%	$6,308,509	2.30%
Savings and money market	50,970	3.51%	78,074	3.66%
Time	—	—	20,794	4.13%
Total deposits	$6,504,836	2.41%	$6,407,377	2.32%

(1) Of the amounts shown for 2024 and 2023, $155.6 million and $177.0 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were no borrowings on either line at March 31, 2024 or December 31, 2023. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended March 31, 2024	1,373	N/A
Average during the year	1,373	5,739
Maximum month-end balance	125,000	450,000
Weighted average rate during the period	5.54%	4.72%
Rate at period end	—	—

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

Borrowings

At March 31, 2024, we had other long-term borrowings of $38.4 million compared to $38.6 million at December 31, 2023. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $60.6 million at March 31, 2024, compared to $69.6 million at December 31, 2023.

Shareholders’ Equity

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, respectively, in 2021, 2022 and 2023, with $250 million currently planned for 2024. For 2024, the repurchases amounted to $50 million in the first quarter, currently planned purchases of $100 million in the second quarter and $50 million in the remaining quarters. The planned amounts of such repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended March 31, 2024 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2023 Form 10-K.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 14. Legal” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K. There have been no material changes from the risk factors disclosed in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 26, 2023, the Board approved the 2024 Repurchase Program, which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2024 Repurchase Program may be modified or terminated at any time. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
January 1, 2024 - January 31, 2024	445,691	$39.98	445,691	$182,181
February 1, 2024 - February 29, 2024	365,573	43.38	365,573	166,325
March 1, 2024 - March 31, 2024	450,948	36.20	450,948	150,000
Total	1,262,212	39.61	1,262,212	150,000

(1) During the first quarter of 2024, all shares of common stock were repurchased pursuant to the 2024 Repurchase Program, which was approved by the Board on October 26, 2023 and publicly announced on October 26, 2023. Under the 2024 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $50.0 million per quarter, for a maximum amount of $200.0 million in 2024. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2) The 2024 Repurchase Program may be suspended, amended or discontinued at any time and had an expiration date of December 31, 2024. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Item 6. Exhibits

Exhibit No.	Description

3.1.1

Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 15, 2004)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)

3.2	Amended and Restated Bylaws(incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 16, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Section 1350 Certifications*

32.2	Section 1350 Certifications*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

May 10, 2024	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 10, 2024	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary