Form 10-Q
period 2024-06-30
Bancorp, Inc.
filed 2024-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of July 29, 2024, there were 48,959,023 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
(in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$5,741	$4,820
Interest-earning deposits at Federal Reserve Bank	399,853	1,033,270
Total cash and cash equivalents	405,594	1,038,090

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss effective December 31, 2023	1,581,006	747,534
Commercial loans, at fair value	265,193	332,766
Loans, net of deferred loan fees and costs	5,605,727	5,361,139
Allowance for credit losses	(28,575)	(27,378)
Loans, net	5,577,152	5,333,761
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	15,642	15,591
Premises and equipment, net	28,038	27,474
Accrued interest receivable	43,720	37,534
Intangible assets, net	1,452	1,651
Other real estate owned	57,861	16,949
Deferred tax asset, net	20,556	21,219
Other assets	149,187	133,126
Total assets	$8,145,401	$7,705,695

LIABILITIES
Deposits
Demand and interest checking	$7,095,391	$6,630,251
Savings and money market	60,297	50,659
Total deposits	7,155,688	6,680,910

Securities sold under agreements to repurchase	—	42
Senior debt	96,037	95,859
Subordinated debentures	13,401	13,401
Other long-term borrowings	38,283	38,561
Other liabilities	65,001	69,641
Total liabilities	7,368,410	6,898,414

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 49,267,403 and 53,202,630
shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	49,268	53,203
Additional paid-in capital	72,171	212,431
Retained earnings	671,730	561,615
Accumulated other comprehensive loss	(16,178)	(19,968)
Total shareholders' equity	776,991	807,281

Total liabilities and shareholders' equity	$8,145,401	$7,705,695

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$115,062	$107,378	$229,314	$213,637
Investment securities:
Taxable interest	17,520	9,873	27,154	19,173
Tax-exempt interest	40	42	79	74
Interest-earning deposits	4,677	8,997	16,561	15,582
	137,299	126,290	273,108	248,466
Interest expense
Deposits	39,999	37,416	79,160	71,876
Short-term borrowings	1,295	—	1,314	234
Long-term borrowings	685	128	1,371	254
Senior debt	1,234	1,280	2,467	2,559
Subordinated debentures	291	271	583	532
	43,504	39,095	84,895	75,455
Net interest income	93,795	87,195	188,213	173,011
Provision for credit losses on loans	1,477	428	3,840	2,626
Provision reversal for unfunded commitments	(225)	(67)	(419)	(362)
Net interest income after provision for credit losses and provision reversal for unfunded commitments	92,543	86,834	184,792	170,747

Non-interest income
ACH, card and other payment processing fees	3,000	2,429	5,964	4,600
Prepaid, debit card and related fees	24,755	22,177	49,041	45,500
Net realized and unrealized gains
on commercial loans, at fair value	503	1,921	1,599	3,646
Leasing related income	1,429	1,511	1,817	3,001
Consumer credit fintech fees	140	—	140	—
Other	895	1,298	1,543	1,578
Total non-interest income	30,722	29,336	60,104	58,325

Non-interest expense
Salaries and employee benefits	33,863	33,167	64,143	62,952
Depreciation and amortization	1,027	681	1,976	1,402
Rent and related occupancy cost	1,686	1,361	3,326	2,755
Data processing expense	1,423	1,398	2,844	2,719
Printing and supplies	59	128	162	273
Audit expense	319	417	678	809
Legal expense	633	949	1,454	1,907
Amortization of intangible assets	100	100	199	199
FDIC insurance	869	472	1,714	1,427
Software	4,637	4,317	9,126	8,554
Insurance	1,282	1,308	2,620	2,614
Telecom and IT network communications	354	363	625	739
Consulting	562	642	1,140	964
Write-downs and other losses on other real estate owned	—	165	—	1,184
Other	4,632	4,475	8,151	9,475
Total non-interest expense	51,446	49,943	98,158	97,973
Income before income taxes	71,819	66,227	146,738	131,099
Income tax expense	18,133	17,218	36,623	32,968
Net income	$53,686	$49,009	$110,115	$98,131

Net income per share - basic	$1.05	$0.89	$2.12	$1.78

Net income per share - diluted	$1.05	$0.89	$2.10	$1.76
Weighted average shares - basic	50,937,055	54,871,681	51,842,097	55,160,642
Weighted average shares - diluted	51,337,491	55,269,640	52,327,122	55,653,950

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)

Net income	$53,686	$49,009	$110,115	$98,131
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	4,898	(3,429)	5,024	1,800
Reclassification adjustments for losses included in income	—	—	2	4
Other comprehensive income (loss)	4,898	(3,429)	5,026	1,804

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains (losses)	1,209	(926)	1,236	486
Reclassification adjustments for losses included in income	—	—	—	1
Income tax expense (benefit) related to items of other comprehensive income	1,209	(926)	1,236	487

Other comprehensive income (loss), net of tax and reclassifications into net income	3,689	(2,503)	3,790	1,317
Comprehensive income	$57,375	$46,506	$113,905	$99,448

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2024
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$807,281
Net income	—	—	—	56,429	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—
Stock-based compensation	—	—	3,317	—	—	3,317
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	(50,363)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	101
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$816,765

Net income	—	$—	$—	$53,686	$—	$53,686
Common stock issued from restricted units,
net of tax benefits	32,771	33	(33)	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Common stock repurchases and excise tax	(3,018,405)	(3,018)	(97,972)	—	—	(100,990)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,689	3,689
Balance at June 30, 2024	49,267,403	$49,268	$72,171	$671,730	$(16,178)	$776,991

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2024	2023
	(Dollars in thousands)
Operating activities
Net income	$110,115	$98,131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,175	1,601
Provision for credit losses on loans	3,840	2,626
Provision reversal for unfunded commitments	(419)	(362)
Net amortization of investment securities discounts/premiums	(458)	374
Stock-based compensation expense	7,158	5,919
Realized gains on commercial loans, at fair value	(1,883)	(4,955)
Gain on sale of fixed assets	(14)	—
Write-down of other real estate owned	—	995
Change in fair value of commercial loans, at fair value	—	1,323
Change in fair value of derivatives	284	(14)
Loss on sales of investment securities	2	4
Increase in accrued interest receivable	(7,355)	(2,057)
Increase in other assets	(16,106)	(26,041)
Decrease in other liabilities	(5,213)	(5,025)
Net cash provided by operating activities	92,126	72,519

Investing activities
Purchase of investment securities available-for-sale	(913,050)	(48,989)
Proceeds from redemptions and prepayments of securities available-for-sale	85,238	39,927
Sale of repossessed assets	7,030	4,903
Net (increase) decrease in loans	(292,510)	213,034
Proceeds from sale of fixed assets	70	—
Commercial loans, at fair value drawn during the period	—	(70,058)
Payments on commercial loans, at fair value	68,460	250,722
Purchases of premises and equipment	(3,243)	(9,471)
Net cash (used in) provided by investing activities	(1,048,005)	380,068

Financing activities
Net increase (decrease) in deposits	474,778	(407,062)
Net decrease in securities sold under agreements to repurchase	(42)	—
Redemption of senior debt	—	(3,273)
Proceeds from the issuance of common stock	—	105
Repurchases of common stock and excise tax	(151,353)	(50,000)
Net cash provided by (used in) financing activities	323,383	(460,230)

Net decrease in cash and cash equivalents	(632,496)	(7,643)

Cash and cash equivalents, beginning of period	1,038,090	888,189

Cash and cash equivalents, end of period	$405,594	$880,546

Supplemental disclosure:
Interest paid	$84,880	$76,232
Taxes paid	$51,428	$53,703
Non-cash investing and financing activities
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$40,912	$737
Leased vehicles transferred to repossessed assets	$6,151	$4,953

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2024 and for the three-and-six month periods ended June 30, 2024 and 2023, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the six-month period ended June 30, 2024 may not necessarily be indicative of the results of operations for the full year ending December 31, 2024.

There have been no significant changes as of June 30, 2024 from the Company’s significant accounting policies as described in the 2023 Form 10-K.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSU”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Compensation (“ASC 718”). The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2024, the Company had three active stock-based compensation plans.

During the six months ended June 30, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. During the six months ended June 30, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. There were no common stock options exercised in the six-month period ended June 30, 2024. There were 13,158 stock options exercised in the six-month period ended June 30, 2023.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2024	622,677	$15.35	6.90	$14,453,641
Granted	45,616	43.89	9.62	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2024	668,293	$17.30	6.62	$13,955,500
Exercisable at June 30, 2024	504,497	$12.00	6.08	$12,997,914

The Company granted 390,305 RSUs in the first six months of 2024, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in the first six months of 2024 had a weighted average fair value of $42.87 per unit. The Company granted 547,556 RSUs in the first six months of 2023, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in the first six months of 2023 had a weighted average fair value of $35.00 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2024	752,255	$32.53	1.66
Granted	390,305	42.87	2.46
Vested	(345,390)	30.39	—
Forfeited	—	—	—
Outstanding at June 30, 2024	797,170	$38.27	1.94

As of June 30, 2024, there was a total of $27.1 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.7 years. Related compensation expense for the three months ended June 30, 2024 and 2023 was $3.8 million and $2.7 million, respectively. Related compensation expense for the six months ended June 30, 2024 and 2023 was $7.1 million and $5.9 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2024 and 2023, was $10.3 million and $6.2 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $14.6 million and $16.4 million, respectively.

For the six-month periods ended June 30, 2024 and 2023, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2024	2023
Risk-free interest rate	4.17%	3.67%
Expected dividend yield	—	—
Expected volatility	44.76%	45.21%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended June 30, 2024 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$53,686	50,937,055	$1.05
Effect of dilutive securities
Common stock options and RSUs	—	400,436	—
Diluted earnings per share
Net earnings available to common shareholders	$53,686	51,337,491	$1.05

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ended June 30, 2024. Stock options for 203,189 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$110,115	51,842,097	$2.12
Effect of dilutive securities
Common stock options and RSUs	—	485,025	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$110,115	52,327,122	$2.10

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the six-month period ended June 30, 2024. Stock options for 203,189 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2023, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ended June 30, 2023. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at June 30, 2023, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the six-month period ended June 30, 2023. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

Available-for-sale	June 30, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$33,036	$6	$(1,685)	$—	$31,357
Asset-backed securities(1)	274,643	404	(35)	—	275,012
Tax-exempt obligations of states and political subdivisions	4,860	—	(78)	—	4,782
Taxable obligations of states and political subdivisions	38,045	9	(935)	—	37,119
Residential mortgage-backed securities	461,132	2,308	(5,927)	—	457,513
Collateralized mortgage obligation securities	31,427	—	(1,494)	—	29,933
Commercial mortgage-backed securities	759,206	3,402	(17,318)	—	745,290
Corporate debt securities	10,000	—	—	(10,000)	—
	$1,612,349	$6,129	$(27,472)	$(10,000)	$1,581,006

	June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$3,191	$—	$(8)	$3,183
Collateralized loan obligation securities	271,452	404	(27)	271,829
	$274,643	$404	$(35)	$275,012

Available-for-sale	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$35,346	$6	$(1,466)	$—	$33,886
Asset-backed securities(1)	327,159	9	(1,815)	—	325,353
Tax-exempt obligations of states and political subdivisions	4,860	39	(48)	—	4,851
Taxable obligations of states and political subdivisions	43,323	15	(952)	—	42,386
Residential mortgage-backed securities	169,882	108	(9,223)	—	160,767
Collateralized mortgage obligation securities	35,575	—	(1,537)	—	34,038
Commercial mortgage-backed securities	157,759	—	(11,506)	—	146,253
Corporate debt securities	10,000	—	—	(10,000)	—
	$783,904	$177	$(26,547)	$(10,000)	$747,534

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,032	$—	$(49)	$5,983
Collateralized loan obligation securities	321,127	9	(1,766)	319,370
	$327,159	$9	$(1,815)	$325,353

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $15.6 million at June 30, 2024, and $15.6 million at December 31, 2023. At each of those dates, ACBB stock amounted to $40,000. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$51,024	$50,392
Due after one year through five years	137,243	132,982
Due after five years through ten years	711,253	708,587
Due after ten years	712,829	689,045
	$1,612,349	$1,581,006

The Company pledges loans to collateralize it’s line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged against that line at June 30, 2024, and December 31, 2023. There were no gross realized gains on sales of securities for the three and six months ended June 30, 2024 and June 30, 2023. There were no realized losses on securities sales for the three months ended June 30, 2024 and June 30, 2023. Realized losses on securities sales were $2,000 and $4,000, respectively, for the six months ended June 30, 2024 and June 30, 2023.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2024 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	16	$4,599	$(78)	$25,724	$(1,607)	$30,323	$(1,685)
Asset-backed securities	15	3,731	(1)	56,157	(34)	59,888	(35)
Tax-exempt obligations of states and
political subdivisions	6	1,954	(11)	2,828	(67)	4,782	(78)
Taxable obligations of states and
political subdivisions	23	—	—	33,055	(935)	33,055	(935)
Residential mortgage-backed securities	118	117,072	(613)	49,028	(5,314)	166,100	(5,927)
Collateralized mortgage obligation securities	19	—	—	29,933	(1,494)	29,933	(1,494)
Commercial mortgage-backed securities	63	110,120	(295)	220,780	(17,023)	330,900	(17,318)
Total unrealized loss position
investment securities	260	$237,476	$(998)	$417,505	$(26,474)	$654,981	$(27,472)

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

The Company owns one trust preferred security, issued by an insurance company, which was purchased in 2006, and owns no other such security or similar security. At June 30, 2024, this security had a cost basis of $10.0 million, and comprises the balance of the corporate debt securities classification in the tables above. The Bank provided for a potential loss for the full amount of the $10.0 million par value of the trust preferred security through a provision for credit loss of $10.0 million in the fourth quarter of 2023. Interest payments on the trust preferred security have been deferred, as permitted by its terms for periods up to five years. While the trust preferred security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. The Company has evaluated the securities in the above tables as of June 30, 2024 and has concluded that, except for the trust preferred security discussed above, none of these securities required an allowance for credit loss (“ACL”).

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. With the exception of the trust preferred security discussed above and the CRE-2 security discussed in “Note 6. Loans,” the Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. The Company intends to hold its investment securities to maturity, and it is likely that it will not be required to sell the securities prior to their anticipated recovery.

Note 6. Loans

The Company has several lending lines of business including: small business loans (“SBLs”), comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At June 30, 2024, such loans comprised $161.1 million of the $265.2 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $265.2 million commercial loans at fair value was $268.9 million. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the estimated fair value of such loans. For the six months ended June 30, 2024, there were no related net unrealized losses or gains recognized for changes in fair value. For the six months ended June 30, 2023, related net unrealized losses recognized for changes in fair value were $1.3 million, $365,000 of which reflected losses attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of non-SBA commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines maintained are consistent with the Bank’s liquidity policy which maximizes potential liquidity. At June 30, 2024, $2.40 billion of loans were pledged to the Federal Reserve Bank and $2.07 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at June 30, 2024.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage backed securities classification in investment securities. As of June 30, 2024, the principal balance of the Bank’s CRE-2-issued security was $12.6 million. As a result of the reduced excess of appraised value over the Bank’s principal and accruing interest based on new appraisals, the $12.6 million principal was placed in nonaccrual status and $1.3 million was reversed from securities interest in the second quarter of 2024.While the appraised values allocable to the Bank’s security exceed the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $70.1 million of consumer fintech loans at June 30, 2024, $53.3 million consisted of secured credit card loans which the Bank makes with the marketing and servicing assistance of third parties. The majority of the balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Related fee income is reflected in the “Consumer credit fintech fees” line of the income statement.

Major classifications of loans, excluding commercial loans at fair value, are as follows (in thousands):

	June 30,	December 31,
	2024	2023
SBL non-real estate	$171,893	$137,752
SBL commercial mortgage	647,894	606,986
SBL construction	30,881	22,627
SBLs	850,668	767,365
Direct lease financing	711,403	685,657
SBLOC / IBLOC(1)	1,558,095	1,627,285
Advisor financing(2)	238,831	221,612
Real estate bridge loans	2,119,324	1,999,782
Consumer fintech(3)	70,081	—
Other loans(4)	46,592	50,638
	5,594,994	5,352,339
Unamortized loan fees and costs	10,733	8,800
Total loans, including unamortized loan fees and costs	$5,605,727	$5,361,139

	June 30,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,558 and $9,502
for June 30, 2024 and December 31, 2023, respectively	$860,226	$776,867
SBLs included in commercial loans, at fair value	104,146	119,287
Total SBLs(5)	$964,372	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At June 30, 2024 and December 31, 2023, IBLOC loans amounted to $582.8 million and $646.9 million, respectively.

(2) In 2020, the Bank began originating loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70% of the business enterprise value based on a third-party valuation but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

(3) Consumer fintech loans consist primarily of secured credit card loans.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $279,000 and $1.7 million at June 30, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(5) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The loan review department recommends non-accrual status for loans to the surveillance committee, in those situations where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (in thousands):

	June 30, 2024			December 31, 2023
	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$1,350	$1,098	$2,448	$1,842
SBL commercial mortgage	1,814	3,397	5,211	2,381
SBL construction	3,385	—	3,385	3,385
Direct leasing	3,458	412	3,870	3,785
Other loans	—	—	—	132
	$10,007	$4,907	$14,914	$11,525

The Company had $57.9 million of other real estate owned (“OREO”) at June 30, 2024, and $16.9 million of OREO at December 31, 2023. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$2,448	$1,842
SBL commercial mortgage	5,211	2,381
SBL construction	3,385	3,385
Direct leasing	3,870	3,785
Other loans	—	132
Total non-accrual loans	14,914	11,525

Loans past due 90 days or more and still accruing(1)	4,276	1,744
Total non-performing loans	19,190	13,269
OREO(2)	57,861	16,949
Total non-performing assets	$77,051	$30,218

(1) The majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays.

(2) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at June 30, 2024. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The $39.4 million balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 82% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The Company entered into a purchase and sale agreement for that apartment property acquired by the Bank through foreclosure. The purchaser made an earnest money deposit of $125,000 in July 2024, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline. The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits are expected to accrue to the Company. The nonaccrual balances in this table as of June 30, 2024, are also reflected in the substandard loan totals.

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2024 and 2023, was $497,000 and $399,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2024. During the six months ended June 30, 2024, $222,000 of REBL, $63,000 of direct leasing, $109,000 of SBL commercial real estate, and $33,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the six months ended June 30, 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $3,000 of SBL non-real estate, and $50,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of non-accrual interest reversals are charged to the ACL, but such amounts were not material during either the six months ended June 30, 2024 or 2023.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

During the three month and year-to-date periods ended June 30, 2024 and June 30, 2023, loans modified and related information are as follows (dollars in thousands):

	Three months ended June 30, 2024					Three months ended June 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$—	$—	$—	$—	—	$156	$156	0.13%
SBL commercial mortgage	—	—	—	—	—	—	—	—
Direct lease financing	—	—	2,551	2,551	0.36%	—	—	—
Real estate bridge loans	—	—	—	—	—	—	—	—
Total	$—	$—	$2,551	$2,551	0.05%	$156	$156	—

	Six months ended June 30, 2024					Six months ended June 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$1,726	$—	$—	$1,726	1.00%	$156	$156	0.13%
SBL commercial mortgage	3,320	—	—	3,320	0.51%	—	—	—
Direct lease financing	—	—	2,551	2,551	0.36%	—	—	—
Real estate bridge loans(1)	26,923	32,500	—	59,423	2.80%	—	—	—
Total	$31,969	$32,500	$2,551	$67,020	1.20%	$156	$156	—

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended June 30, 2024 and June 30, 2023 presented by loan classification (dollars in thousands):

	Three months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge loans	—	—	—	—	—	—	—
	$—	$2,551	$—	$—	$2,551	$—	$2,551

	Three months ended June 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
	$—	$—	$—	$—	$—	$156	$156

	Six months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$757	$757	$969	$1,726
SBL commercial mortgage	—	—	—	—	—	3,320	3,320
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge loans(1)	—	—	—	—	—	59,423	59,423
	$—	$2,551	$—	$757	$3,308	$63,712	$67,020

	Six months ended June 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
	$—	$—	$—	$—	$—	$156	$156

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

The following table describes the financial effect of the modifications made during the three month and year-to-date periods ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	—	—	—	0.13%
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans	—	—	—	—	—	—

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	1.00%	—	—	0.13%
SBL commercial mortgage	—	—	0.51%	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans(1)	1.68%	—	1.27%	—	—	—

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

While borrowers for a $12.3 million apartment property loan which had a six month payment deferral granted in the fourth quarter of 2023 have not resumed payments, the related “as is” and “as stabilized” LTV based on a May 2024 appraisal were 72% and 56%, respectively. The “as stabilized” loan to value measures the apartment property’s value after renovations have been completed and units have generally been released.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified for the periods ended June 30, 2024 or December 31, 2023.

There were $2.6 million and $67.0 million of loans classified as modified for the three month and year-to-date periods ended June 30, 2024, respectively, with specific reserves of zero and $7,000, for the three month and year-to-date periods ended June 30, 2024, respectively. There were $156,000 of loans classified as modified for each of the three month and year-to-date periods ended June 30, 2023. Substantially all of the reserves at June 30, 2024 related to the non-guaranteed portion of SBA loans.

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve and current economic conditions, and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors (the “Board”) for approval. With the exception of SBLOC and IBLOC, which utilize probability of default/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the quantitative historical loss reserve for each similar risk pool, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since de minimus losses have been incurred, probability of default/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. The Company also considers the need for an additional ACL based upon qualitative factors such as current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward-looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

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

At June 30, 2024, the ACL amounted to $28.6 million of which $11.4 million of allowances resulted from the Company’s historical charge-off ratios, $3.4 million from reserves on specific loans, with the balance comprised of the qualitative components. The $11.4 million resulted primarily from SBA non-real estate lending and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance.

The Company ranks its qualitative factors in five levels: minimal, low, moderate, moderate-high, and high-risk. The individual qualitative factors for each portfolio segment have their own scale based on an analysis of that segment. A high-risk ranking results in the largest increase in the ACL calculation with each level below having a lesser impact on a sliding scale. The qualitative factors used for each portfolio are described below in the description of each portfolio segment. As a result of continuing economic uncertainty in 2022, including heightened inflation and increased risks of recession, the qualitative factors which had previously been set in anticipation of a downturn, were maintained through the third quarter of 2022. In the fourth quarter of 2022, as risks of a recession increased, the economic qualitative risk factor was increased for non-real estate SBL and leasing. Those higher qualitative allocations were retained in the first quarter of 2023, as negative economic indications persisted. In the second quarter of 2023, CECL model adjustments of $1.7 million resulted from a $2.5 million CECL model decrease from changes in estimated average lives, partially offset by a $794,000 CECL model increase resulting from increasing economic and collateral risk factors to respective moderate-high and moderate risk levels. The elevated economic risk level for leasing reflected input from department heads regarding the potential borrower impact of the higher rate environment. The elevated collateral risk level for leasing reflected lower auction prices for vehicles and uncertainty over the extent to which such prices might decrease in the future. The adjustment for average lives reflected a change in the estimated lives of leases, higher variances for which may result from their short maturities. In the third quarter of 2023, there were indications of auction price stabilization, while the auto workers’ strike could reduce supply and drive up prices. Nonetheless, the elevated risk levels were maintained. In the second quarter of 2024, the provision for credit losses was reduced by $1.4 million to reflect reduced average lives for small business non-real estate loans.

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

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at June 30, 2024 and December 31, 2023 are as follows (in thousands):

As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$782	$—	$—	$—	$—	$—	$—	$782
Pass	18,560	76,234	30,454	20,459	7,533	6,714	—	159,954
Special mention	—	—	—	667	219	347	—	1,233
Substandard	—	595	1,085	1,145	412	1,036	—	4,273
Total SBL non-real estate	19,342	76,829	31,539	22,271	8,164	8,097	—	166,242

SBL commercial mortgage
Pass	71,875	111,770	134,508	83,820	66,916	154,147	—	623,036
Special mention	—	—	534	1,112	—	2,423	—	4,069
Substandard	—	375	1,380	10,210	542	3,610	—	16,117
Total SBL commercial mortgage	71,875	112,145	136,422	95,142	67,458	160,180	—	643,222

SBL construction
Pass	4,882	9,006	2,226	5,523	927	1,842	—	24,406
Substandard	—	—	—	5,765	—	710	—	6,475
Total SBL construction	4,882	9,006	2,226	11,288	927	2,552	—	30,881

Direct lease financing
Non-rated	4,106	—	—	—	—	—	—	4,106
Pass	164,735	248,536	174,326	65,647	25,316	11,756	—	690,316
Special mention	13	1,338	2,991	2,099	238	178	—	6,857
Substandard	—	3,926	4,253	1,629	158	158	—	10,124
Total direct lease financing	168,854	253,800	181,570	69,375	25,712	12,092	—	711,403

SBLOC
Non-rated	—	—	—	—	—	—	672	672
Pass	—	—	—	—	—	—	974,581	974,581
Total SBLOC	—	—	—	—	—	—	975,253	975,253

IBLOC
Pass	—	—	—	—	—	—	582,292	582,292
Special mention	—	—	—	—	—	—	550	550
Total IBLOC	—	—	—	—	—	—	582,842	582,842

Advisor financing
Pass	29,197	90,245	58,614	27,906	22,371	—	—	228,333
Special mention	—	—	1,053	8,571	874	—	—	10,498
Total advisor financing	29,197	90,245	59,667	36,477	23,245	—	—	238,831

Real estate bridge loans
Pass	173,926	424,409	952,091	392,496	—	—	—	1,942,922
Special mention(1)	16,913	—	36,318	42,781	—	—	—	96,012
Substandard(1)	8,667	—	59,423	12,300	—	—	—	80,390
Total real estate bridge loans	199,506	424,409	1,047,832	447,577	—	—	—	2,119,324

Other loans
Non-rated	70,698	—	—	—	—	11,059	—	81,757
Pass	241	164	258	355	2,607	39,809	1,507	44,941
Special mention	—	—	—	—	—	298	—	298
Total other loans(2)	70,939	164	258	355	2,607	51,166	1,507	126,996

	$564,595	$966,598	$1,459,514	$682,485	$128,113	$234,087	$1,559,602	$5,594,994

Unamortized loan fees and costs	—	—	—	—	—	—	—	10,733
Total								$5,605,727

(1) For the special mention and substandard real estate bridge loans, recent appraisals reflect a respective weighted average “as is” LTV of 78% and a further estimated 69% “as stabilized” LTV. The “as stabilized” LTV reflects the third-party appraiser’s estimate of value after rehabilitation is complete.

(2) Included in Other loans are $10.3 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of June 30, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at June 30, 2024 and December 31, 2023:

As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$42	$108	$—	$764
Non-accrual	—	160	770	531	354	633	—	2,448
Total SBL non-real estate	—	160	770	1,145	396	741	—	3,212

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	1,379	1,740	542	1,550	—	5,211
Total SBL commercial mortgage	—	—	1,379	1,740	542	1,550	—	5,211

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	2,675	—	710	—	3,385
Total SBL construction	—	—	—	2,675	—	710	—	3,385

Direct lease financing
90+ Days past due	258	662	731	274	15	284	—	2,224
Non-accrual	—	607	2,099	1,069	68	27	—	3,870
Total direct lease financing	258	1,269	2,830	1,343	83	311	—	6,094

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	—	1,284	—	—	—	1,284
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	—	—	1,284	—	—	—	1,284

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total real estate bridge loans	—	—	—	—	—	—	—	—

Other loans
90+ Days past due	—	—	—	—	—	4	—	4
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	4	—	4

Total 90+ Days past due	$258	$662	$731	$2,172	$57	$396	$—	$4,276

Total Non-accrual	$—	$767	$4,248	$6,015	$964	$2,920	$—	$14,914

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$42	$—	$294	$—	$336
Non-accrual	—	—	632	522	190	498	—	1,842
Total SBL non-real estate	—	—	632	564	190	792	—	2,178

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	452	—	1,929	—	2,381
Total SBL commercial mortgage	—	—	—	452	—	1,929	—	2,381

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,675	—	—	710	—	3,385
Total SBL construction	—	—	2,675	—	—	710	—	3,385

Direct lease financing
90+ Days past due	298	146	41	—	—	—	—	485
Non-accrual	58	1,775	1,688	212	46	6	—	3,785
Total direct lease financing	356	1,921	1,729	212	46	6	—	4,270

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	127	384	234	—	—	—	745
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	127	384	234	—	—	—	745

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total real estate bridge loans	—	—	—	—	—	—	—	—

Other loans
90+ Days past due	178	—	—	—	—	—	—	178
Non-accrual	—	—	—	—	—	132	—	132
Total other loans	178	—	—	—	—	132	—	310

Total 90+ Days past due	$476	$273	$425	$276	$—	$294	$—	$1,744

Total Non-accrual	$58	$1,775	$4,995	$1,186	$236	$3,275	$—	$11,525

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $1.8 million remaining to be reimbursed as of June 30, 2024. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. The Bancorp has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rentals stabilized for an extended period, before being refinanced at lower rates through U.S. Government Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which the Company considers to be working class apartments at more affordable rental rates. As charge-offs have generally not been experienced for multifamily (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in economic conditions, underlying collateral and portfolio performance.

Consumer fintech loans. Consumer fintech loans consists primarily of secured credit card loans. The majority of the balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Related fee income is reflected in the “ Prepaid, debit card and related fees” line of the income statement.

Other loans. Other loans include commercial and home equity lines of credit which the Company generally no longer offers. Qualitative factors focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of June 30, 2024 and as of December 31, 2023 was $2.2 million and $2.6 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	June 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs	(417)	—	—	(2,301)	—	—	—	—	(16)	—	(2,734)
Recoveries	32	—	—	59	—	—	—	—	—	—	91
Provision (credit)	(630)	240	12	3,996	(24)	129	283	—	(166)	—	3,840
Ending balance	$5,044	$3,060	$297	$12,208	$789	$1,791	$5,023	$—	$363	$—	$28,575

Ending balance: Individually evaluated for expected credit loss	$451	$928	$112	$1,943	$—	$—	$—	$—	$—	$—	$3,434

Ending balance: Collectively evaluated for expected credit loss	$4,593	$2,132	$185	$10,265	$789	$1,791	$5,023	$—	$363	$—	$25,141

Loans:
Ending balance	$171,893	$647,894	$30,881	$711,403	$1,558,095	$238,831	$2,119,324	$70,081	$46,592	$10,733	$5,605,727

Ending balance: Individually evaluated for expected credit loss	$2,517	$5,211	$3,385	$3,871	$—	$—	$—	$—	$224	$—	$15,208

Ending balance: Collectively evaluated for expected credit loss	$169,376	$642,683	$27,496	$707,532	$1,558,095	$238,831	$2,119,324	$70,081	$46,368	$10,733	$5,590,519

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	—	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$—	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$—	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$—	$50,276	$8,800	$5,349,307

	June 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	—	—	(1,439)	—	—	—	—	(3)	—	(2,313)
Recoveries	298	75	—	175	—	—	—	—	49	—	597
Provision (credit)	994	751	(85)	997	(225)	7	294	—	(107)	—	2,626
Ending balance	$5,449	$3,411	$480	$7,705	$942	$1,300	$3,415	$—	$582	$—	$23,284

Ending balance: Individually evaluated for expected credit loss	$589	$494	$44	$1,254	$—	$—	$—	$—	$11	$—	$2,392

Ending balance: Collectively evaluated for expected credit loss	$4,860	$2,917	$436	$6,451	$942	$1,300	$3,415	$—	$571	$—	$20,892

Loans:
Ending balance	$117,621	$515,008	$32,471	$657,316	$1,883,607	$173,376	$1,826,227	$—	$55,644	$6,304	$5,267,574

Ending balance: Individually evaluated for expected credit loss	$1,306	$3,069	$3,385	$2,387	$—	$—	$—	$—	$4,198	$—	$14,345

Ending balance: Collectively evaluated for expected credit loss	$116,315	$511,939	$29,086	$654,929	$1,883,607	$173,376	$1,826,227	$—	$51,446	$6,304	$5,253,229

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at June 30, 2024 and December 31, 2023 are as follows (in thousands):

As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$(53)	$—	$(101)	$(192)	$(71)	$(417)
Current period recoveries	—	—	—	—	—	32	32
Current period SBL non-real estate net charge-offs	—	(53)	—	(101)	(192)	(39)	(385)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(250)	(1,464)	(550)	(20)	(14)	(2,301)
Current period recoveries	—	—	28	13	8	10	59
Current period direct lease financing net charge-offs	(3)	(250)	(1,436)	(537)	(12)	(4)	(2,242)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	(6)	—	—	—	(10)	(16)
Current period recoveries	—	—	—	—	—	—	—
Current period other loans net recoveries	—	(6)	—	—	—	(10)	(16)

Total
Current period charge-offs	(3)	(309)	(1,464)	(651)	(212)	(95)	(2,734)
Current period recoveries	—	—	28	13	8	42	91
Current period net charge-offs	$(3)	$(309)	$(1,436)	$(638)	$(204)	$(53)	$(2,643)

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2024 or December 31, 2023. In the first six months of 2024, the Company purchased $16.4 million of SBLs, none of which were credit deteriorated. Additionally, in the first six months of 2024, the Company participated in SBLs with other institutions in the amount of $6.2 million.

The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the six months ended June 30, 2024, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2024
	30-59 days	60-89 days	90+ days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$78	$311	$764	$2,448	$3,601	$168,292	$171,893
SBL commercial mortgage	—	336	—	5,211	5,547	642,347	647,894
SBL construction	—	—	—	3,385	3,385	27,496	30,881
Direct lease financing	4,575	4,415	2,224	3,870	15,084	696,319	711,403
SBLOC / IBLOC	12,448	2,101	1,284	—	15,833	1,542,262	1,558,095
Advisor financing	—	—	—	—	—	238,831	238,831
Real estate bridge loans(1)	—	12,300	—	—	12,300	2,107,024	2,119,324
Consumer fintech	—	—	—	—	—	70,081	70,081
Other loans	96	—	4	—	100	46,492	46,592
Unamortized loan fees and costs	—	—	—	—	—	10,733	10,733
	$17,197	$19,463	$4,276	$14,914	$55,850	$5,549,877	$5,605,727

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) Borrowers for a $12.3 million apartment property real estate bridge loan which had a six month payment deferral granted in the fourth quarter of 2023 have not resumed payments and are reflected in the 60-89 days past due column in the table above. The related “as is” and “as stabilized” LTVs based on a May 2024 appraisal were 72% and 56%, respectively. The “as stabilized” loan to value measures the apartment property’s value after renovations have been completed and units have generally been released. The Company originated a new loan with a new borrower for a previously reported $9.5 million REBL loan that was 60 to 89 days delinquent at March 31, 2024. The new borrower is expected to have greater financial capacity to complete the related project and has negotiated three quarters of payment deferrals and a lower rate. The “as stabilized” LTV is approximately 78% after considering additional estimated future fundings to complete renovations. The aforementioned LTVs are based on third party appraisals performed within the past year.

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (in thousands):

Remaining 2024	$120,604
2025	181,416
2026	157,354
2027	84,617
2028	40,342
2029 and thereafter	9,067
Total undiscounted cash flows	593,400
Residual value(1)	219,386
Difference between undiscounted cash flows and discounted cash flows	(101,383)
Present value of lease payments recorded as lease receivables	$711,403

(1) Of the $219,386,000, $48,259,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2024 and December 31, 2023, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2024, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $5.8 million at June 30, 2024 and $5.7 million at December 31, 2023.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $4,800 and $2,800 for legal services for the six months ended June 30, 2024 and 2023, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $405.6 million and $1.04 billion as of June 30, 2024 and December 31, 2023, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the second quarter of 2024 and 2023, there were no transfers between the three levels.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,581,006	$1,581,006	$—	$1,569,689	$11,317
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	265,193	265,193	—	—	265,193
Loans, net of deferred loan fees and costs	5,605,727	5,569,044	—	—	5,569,044
Demand and interest checking	7,095,391	7,095,391	—	7,095,391	—
Savings and money market	60,297	60,297	—	60,297	—
Senior debt	96,037	94,020	—	94,020	—
Subordinated debentures	13,401	11,372	—	—	11,372
Other long-term borrowings	38,283	38,283	—	38,283	—

	December 31, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Other long-term borrowings	38,561	38,561	—	38,561	—
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$31,357	$—	$31,357	$—
Asset-backed securities	275,012	—	275,012	—
Obligations of states and political subdivisions	41,901	—	41,901	—
Residential mortgage-backed securities	457,513	—	457,513	—
Collateralized mortgage obligation securities	29,933	—	29,933	—
Commercial mortgage-backed securities	745,290	—	733,973	11,317
Total investment securities, available-for-sale	1,581,006	—	1,569,689	11,317
Commercial loans, at fair value	265,193	—	—	265,193
	$1,846,199	$—	$1,569,689	$276,510

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$33,886	$—	$33,886	$—
Asset-backed securities	325,353	—	325,353	—
Obligations of states and political subdivisions	47,237	—	47,237	—
Residential mortgage-backed securities	160,767	—	160,767	—
Collateralized mortgage obligation securities	34,038	—	34,038	—
Commercial mortgage-backed securities	146,253	—	134,182	12,071
Total investment securities, available-for-sale	747,534	—	735,463	12,071
Commercial loans, at fair value	332,766	—	—	332,766
Interest rate swaps, asset	285	—	285	—
	$1,080,585	$—	$735,748	$344,837

The Company’s Level 3 asset activity for the categories shown are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Beginning balance	$12,071	$20,023	$332,766	$589,143
Transfers to OREO	—	—	(880)	(2,686)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	1,883	3,869
Included in earnings (included in credit loss)	—	(10,000)	—	—
Included in other comprehensive income (loss)	(754)	2,048	—	—
Purchases, advances, sales and settlements
Advances	—	—	—	134,256
Settlements	—	—	(68,576)	(391,816)
Ending balance	$11,317	$12,071	$265,193	$332,766

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(3,085)

The Company’s OREO activity is summarized below (in thousands) as of the dates indicated:

	June 30, 2024	December 31, 2023
Beginning balance	$16,949	$21,210
Transfer from loans, net	40,032	—
Transfer from commercial loans, at fair value	880	2,686
Write-downs	—	(1,147)
Sales	—	(5,800)
Ending balance	$57,861	$16,949

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2024	Valuation techniques	Unobservable inputs	June 30, 2024	June 30, 2024

Commercial mortgage-backed investment
security(1)	$11,317	Discounted cash flow	Discount rate	15.00%	15.00%
FHLB, ACBB,
and Federal Reserve Bank stock	15,642	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs(2)	5,569,044	Discounted cash flow	Discount rate	7.40%-13.00%	8.52%

Commercial - SBA(3)	104,146	Discounted cash flow	Discount rate	7.36%	7.36%
Non-SBA commercial real estate - fixed(4)	149,635	Discounted cash flow	Discount rate	8.05%-11.20%	9.36%
Non-SBA commercial real estate - floating(5)	11,412	Discounted cash flow	Discount rate	10.20%-17.10%	13.18%
Commercial loans, at fair value	265,193

Subordinated debentures(6)	11,372	Discounted cash flow	Discount rate	11.00%	11.00%

OREO(7)	57,861	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2023	Valuation techniques	Unobservable inputs	December 31, 2023	December 31, 2023
Commercial mortgage-backed investment
security	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%
FHLB, ACBB,
and Federal Reserve Bank stock	15,591	Cost	N/A	N/A	N/A
Loans, net of deferred loan fees and costs	5,329,436	Discounted cash flow	Discount rate	7.40%-13.00%	8.41%

Commercial - SBA	119,287	Discounted cash flow	Discount rate	7.46%	7.46%
Non-SBA commercial real estate - fixed	162,674	Discounted cash flow and appraisal	Discount rate	8.00%-12.30%	8.76%
Non-SBA commercial real estate - floating	50,805	Discounted cash flow	Discount rate	9.30%-16.50%	14.19%
Commercial loans, at fair value	332,766

Subordinated debentures	11,470	Discounted cash flow	Discount rate	11.00%	11.00%

OREO	16,949	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2024 table.

(1) Commercial mortgage-backed investment security, consisting of a single bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other subordinated tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security, which was transferred to nonaccrual status in the second quarter of 2024, see “Note 6. Loans.”

(2) Loans, net of deferred loan fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

(3) Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker-dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for these seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

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

(5) Non-SBA commercial real estate – floating are floating rate non-SBA loans, the majority of which are secured by multifamily properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At June 30, 2024, these loans were fair valued by a third-party, based upon discounting at market rates for similar loans.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands). The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values.

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$6,643	$—	$—	$6,643
OREO	57,861	—	—	57,861
	$64,504	$—	$—	$64,504

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$8,944	$—	$—	$8,944
OREO	16,949	—	—	16,949
	$25,893	$—	$—	$25,893

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At June 30, 2024, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown at an estimated fair value of $6.6 million. To arrive at that fair value, related loan principal of $10.0 million was reduced by specific reserves of $3.4 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten year period. Amortization expense is $340,000 per year ($624,000 over the next three years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2024, and December 31, 2023, respectively, the accumulated amortization expense was $2.8 million and $2.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $258,000 at June 30, 2024 and $230,000 at December 31, 2023. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at June 30, 2024 and December 31, 2023 are presented below:

	June 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,039	$4,093	$2,840
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,039	$4,491	$2,840

Note 10. Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.

ASU 2023-07 enhances segment level disclosures, for both annual and quarterly reporting periods and is effective with the December 31, 2024 financial statements. As a result of the enhancements, segment disclosures will include greater detail surrounding the nature of expenses now reported as a single line item in the segment income statements. In addition to disclosing the chief operational decision maker by title and position, an explanation of how the segment information is used by that decision maker will be summarized. The Company is currently evaluating these new disclosure enhancements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09, effective January 1, 2025, adds annual disclosures for the amount of income taxes paid, net of refunds, shown separately for federal, state and foreign taxes. Total tax paid, net of refunds, for any jurisdictions which exceed 5% of total net taxes paid, will also be shown separately. The Company is currently evaluating these disclosures.

Note 11. Shareholders’ Equity

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

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2024 Repurchase Program may be modified or terminated at any time. During the three and six months ended June 30, 2024, the Company repurchased 3,018,405 shares and 4,280,617 shares of its common stock in the open market under the 2024 Repurchase Program at an average price of $33.13 per share and $35.04 per share, respectively.

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, in equal quarterly amounts, respectively, in 2021, 2022 and 2023, with $200 million originally planned for 2024. Subsequently the second quarter 2024 planned repurchase was increased from $50 million to $100 million, with $50 million in repurchases planned for each remaining quarter of 2024. The planned amounts of such repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2024
The Bancorp, Inc.	10.07%	14.13%	14.68%	14.13%
The Bancorp Bank, National Association	11.21%	15.69%	16.24%	15.69%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

On September 8, 2023, Del Mar TIC I, LLC and Del Mar TIC II, LLC (together, “Del Mar”) filed a complaint against the Bank in the Supreme Court of the State of New York, New York County, captioned Del Mar TIC I, LLC and Del Mar TIC II, LLC, Plaintiffs v. The Bancorp Bank, Defendant. The complaint alleges, among other things, that the Bank improperly and unreasonably force-placed excessive insurance coverage on real property that serves as security for a loan from the Bank to Del Mar, and that the Bank is improperly paying the related insurance premiums from escrow funds. The complaint asserts five causes of action: (i) declaratory judgment; (ii) breach of fiduciary duty; (iii) breach of contract: implied covenant of good faith and fair dealing; (iv) breach of contract: escrow account; and (v) injunctive relief. On October 12, 2023, the Bank removed the case to the U.S. District Court for the Southern District of New York. On November 15, 2023, the Bank filed a motion to dismiss the complaint. Del Mar subsequently filed an amended complaint, but maintained the same causes of action. On December 22, 2023, the Bank filed a motion to dismiss the amended complaint. On May 16, 2024, the court granted the Bank’s motion and dismissed Del Mar’s amended complaint with prejudice. On June 14, 2024, Del Mar appealed the dismissal to the U.S. Court of Appeals for the Second Circuit. The parties subsequently resolved the matter without material loss to the Bank and the case was dismissed on or about July 1, 2024. The Company considers this matter resolved.

On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly-owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California, captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the Superior Court of the State of California. TBBK Card is vigorously defending against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of summons as to TBBK Card for lack of personal jurisdiction, which is still pending. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company operates under three segments: specialty finance, payments and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. Specialty finance includes the origination of non-SBA commercial real estate loans, SBA loans, direct lease financing, security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines. Payments include prepaid and debit card accounts, card and other payments related accounts, ACH processing and deposits and credit products generated by those business lines. Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses. Effective tax rates are similar for each segment and are not a meaningful aspect of related segment decisions.

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2024
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$113,655	$—	$23,644	$137,299
Interest allocation	(34,217)	40,102	(5,885)	—
Interest expense	854	38,888	3,762	43,504
Net interest income	78,584	1,214	13,997	93,795
Provision for credit losses on loans and unfunded commitments	1,420	—	(168)	1,252
Non-interest income	2,763	27,927	32	30,722
Non-interest expense	23,150	20,847	7,449	51,446
Income before taxes	56,777	8,294	6,748	71,819
Income tax expense	14,336	2,094	1,703	18,133
Net income	$42,441	$6,200	$5,045	$53,686

	For the three months ended June 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$106,588	$21	$19,681	$126,290
Interest allocation	(32,323)	35,628	(3,305)	—
Interest expense	1,297	34,663	3,135	39,095
Net interest income	72,968	986	13,241	87,195
Provision for credit losses on loans and unfunded commitments	361	—	—	361
Non-interest income	4,358	24,640	338	29,336
Non-interest expense	21,051	18,691	10,201	49,943
Income before taxes	55,914	6,935	3,378	66,227
Income tax expense	14,537	1,803	878	17,218
Net income (loss)	$41,377	$5,132	$2,500	$49,009

	For the six months ended June 30, 2024
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$226,276	$2	$46,830	$273,108
Interest allocation	(68,203)	79,680	(11,477)	—
Interest expense	1,711	76,951	6,233	84,895
Net interest income	156,362	2,731	29,120	188,213
Provision for credit losses on loans and unfunded commitments	3,591	—	(170)	3,421
Non-interest income	4,460	55,208	436	60,104
Non-interest expense	45,972	41,041	11,145	98,158
Income before taxes	111,259	16,898	18,581	146,738
Income tax expense	27,770	4,218	4,635	36,623
Net income	$83,489	$12,680	$13,946	$110,115

	For the six months ended June 30, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Interest income	$211,979	$40	$36,447	$248,466
Interest allocation	(65,257)	70,479	(5,222)	—
Interest expense	2,783	65,167	7,505	75,455
Net interest income	143,939	5,352	23,720	173,011
Provision for credit losses on loans and unfunded commitments	2,264	—	—	2,264
Non-interest income	7,776	50,168	381	58,325
Non-interest expense	42,549	37,306	18,118	97,973
Income before taxes	106,902	18,214	5,983	131,099
Income tax expense	26,883	4,580	1,505	32,968
Net income (loss)	$80,019	$13,634	$4,478	$98,131

	June 30, 2024
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,741,190	$102,031	$2,302,180	$8,145,401
Total liabilities	$189,462	$6,835,282	$343,666	$7,368,410

	December 31, 2023
	Specialty finance	Payments	Corporate	Total
	(Dollars in thousands)
Total assets	$5,682,035	$42,769	$1,980,891	$7,705,695
Total liabilities	$238,042	$6,412,911	$247,461	$6,898,414

Note 15. Subsequent Events

The Company evaluated its June 30, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2024 Repurchase Program, described in “Note 11. Shareholders’ Equity,” between July 1, 2024, and July 29, 2024, the Company repurchased 308,380 shares of its common stock, at a total cost of $13.7 million and an average price of $44.48 per share.

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

•any significant increase in the level of the Bank’s deposits that are uninsured by the FDIC, or are otherwise regulated, including as a result of the implementation or adoption of pending regulatory change;

•any failure to maintain or enhance our competitive position with respect to new products, services and technology and achieve our strategic priorities, such as growing payments-related deposit accounts;

•our entry into consumer fintech lending and its future potential impact on our operations and financial condition;

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

Recent Developments

In the second quarter of 2024, the Company’s common stock repurchases amounted to $100.0 million. Shares outstanding at June 30, 2024 amounted to 49.3 million compared to 53.2 million at December 31, 2023, a reduction of 7.4%.

In April 2024, the Company purchased U.S. government-sponsored agency fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income should the Federal Reserve begin decreasing rates. Such purchases will also reduce the additional net interest income which would result should the Federal Reserve increase rates. In April 2024, the Company purchased approximately $900 million of such securities, with respective estimated weighted average yields and lives of approximately 5.11% and eight years. These purchases and fixed loan originations have significantly reduced net interest income exposure to Federal Reserve changes to interest rates. See “Asset and Liability Management” in this MD&A.

The Company entered into a purchase and sale agreement for an apartment property acquired by The Bancorp Bank through foreclosure in connection with a real estate bridge lending (“REBL”) loan. At June 30, 2024, the related $39.4 million balance, comprised the majority of our other real estate owned (“OREO”). The purchaser made an earnest money deposit of $125,000 in July 2024, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline.  The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, it is expected that earnest money deposits would accrue to the Company.

One of the accounting estimates as described in the notes to our financial statements, is the allowance for credit losses (“ACL”), which is sensitive to a variety of inherent portfolio and external factors. REBL may be one of the more sensitive portfolios to such factors. In the second quarter of 2024, REBL loans classified as either special mention or substandard increased to $176.4 million from $165.2 million at March 31, 2024. Each classified loan was evaluated for a potential increase in the ACL on the basis of third-party appraisals of related apartment building collateral. On the basis of “as is” and “as stabilized” loan to values (“LTV’s”), increases to the allowance for specific loans were not required. The respective weighted average “as is” and “as stabilized” LTVs were 81% and 69%, based upon third party appraisals, the majority of which have been performed in 2024. The current allowance for credit losses for REBL, is primarily based upon historical industry losses for multi-family loans, in the absence of significant historical losses within the Company’s REBL portfolio. However, as a result of increasing amounts of loans classified as special mention and substandard, the Company will evaluate potential related sensitivity of that factor for REBL. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As part of the underwriting process, The Bancorp reviews borrowers’ previous rehabilitation experience in addition to overall financial wherewithal. These transactions also include significant borrower equity contributions with required performance metrics. Underwriting generally includes, but is not limited to, assessment of local market information relating to vacancy and rental rates, review of post-rehabilitation rental rate assumptions against geo-specific affordability indices, negative news and lien searches, visitations by bank personnel and/or designated engineers, and other information sources. Rehabilitation progress is monitored through ongoing draw requests and financial reporting covenants. This generally allows for early identification of potential issues, and expedited action to address on a timely basis. Operations and ongoing loan evaluations are overseen by multiple levels of management, in addition to the real estate bridge lending team’s experienced professional staff and third-party consultants utilized during the underwriting and asset management process. This oversight includes a separate loan committee specific to real estate bridge lending, which is comprised of seasoned and experienced lending professionals who do not directly report to anyone on the real estate bridge lending team. There is also a separate loan review department, a surveillance committee and additional staff which evaluate potential losses under the current expected credit losses methodology (“CECL”), all of which similarly do not report to anyone on the real estate bridge lending team.

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by LTV ratios based on third-party appraisals. SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 504 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition.” Also enhancing Bancorp’s risk profile is the substantial earnings impact of its payment businesses.

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

•non-SBA commercial real estate bridge loans; and

•beginning in 2024, consumer fintech lending.

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

In the second quarter of 2024, we initiated our measured entry into consumer fintech lending, by which we make consumer loans with the marketing and servicing assistance of existing and planned new fintech relationships. While the $70.1 million of such loans at June 30, 2024 did not significantly impact income during the quarter, such lending is expected to meaningfully impact both the balance sheet and income in the future. We expect that impact will be reflected in a lower cost of funds for related deposits and increased transaction fees.

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

Performance Summary

Our net income increased to $53.7 million for the second quarter of 2024, from $49.0 million for the second quarter of 2023, primarily reflecting a $6.6 million increase in net interest income, a $1.4 million increase in non-interest income, and a $1.5 million increase in non-interest expense. Higher rates on loans resulted in increases in net interest income, which offset the impact of lower SBLOC and IBLOC balances. Our cost of funds rose to 2.50% in the second quarter of 2024, driven primarily by contractual adjustments for payments balances to Federal Reserve rate increases. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the second quarter of 2024 increased $3.1 million over the comparable 2023 period.

There was a $1.5 million provision for credit losses in the second quarter of 2024, compared to a provision for credit losses of $428,000 in the second quarter of 2023.

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

Results of KPIs

In the second quarter of 2024, return on assets and return on equity amounted to 2.77% and 27.10% (annualized), respectively, compared to 2.65% and 26.67% (annualized) in the second quarter of 2023. For the six-month period ended June 30, 2024, return on assets, and return on equity amounted to 2.86% and 27.95% (annualized), respectively, compared to 2.64% and 27.42% (annualized) for the six-month period ended June 30, 2023.

At June 30, 2024, the ratio of equity to assets was 9.54%, compared to 9.93% at June 30, 2023, reflecting an increase in equity capital from retained earnings, partially offset by share repurchases.

Net interest margin was 4.97% in the second quarter of 2024, versus 4.83% in the second quarter of 2023, reflecting a $6.6 million increase in net interest income in the second quarter of 2024 compared to the second quarter of 2023.

Increases in the above KPIs in 2024 reflected the impact of higher rates on loans as a result of Federal Reserve rate increases, while the impact of loan growth in certain categories was significantly offset by SBLOC and IBLOC payoffs. We believe that these payoffs reflected customer sensitivity to the increasing rate environment. Average loans and leases increased to $5.75 billion in the second quarter of 2024 compared to $5.73 billion in the second quarter of 2023. The provision for credit losses was $1.5 million in the second quarter of 2024 compared to a provision for credit losses of $428,000 in the second quarter of 2023.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2024, remain unchanged from those presented in the 2023 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of second quarter 2024 to second quarter 2023

Net Income

Net income for the second quarter of 2024 was $53.7 million, or $1.05 per diluted share, compared to $49.0 million, or $0.89 per diluted share, for the second quarter of 2023. Income before income taxes was $71.8 million in the second quarter of 2024 compared to $66.2 million in the second quarter of 2023. Income increased between those respective periods primarily as a result of higher net interest income, which reflected the impact of Federal Reserve rate increases on the loan portfolio.

Net Interest Income

Our net interest income for the second quarter of 2024 increased $6.6 million, or 7.6%, to $93.8 million from $87.2 million in the second quarter of 2023. Our interest income for the second quarter of 2024 increased to $137.3 million, an increase of $11.0 million, or 8.7%, from $126.3 million for the second quarter of 2023. The increase in interest income reflected an increase in loan yields resulting from the aforementioned Federal Reserve rate increases, and loan growth as our average loans and leases increased to $5.75 billion for the second quarter of 2024 from $5.73 billion for the second quarter of 2023, an increase of $20.0 million, or 0.3%. Related interest income increased $7.7 million on a tax equivalent basis. SBLOC and IBLOC balances at June 30, 2024 grew slightly compared to the prior quarter end, but were lower than the comparable prior year total. At June 30, 2024, the respective balances of SBLOC and IBLOC loans were $975.3 million and $582.8 million, respectively, compared to $1.08 billion and $806.1 million at June 30, 2023. Loans in other categories with higher yields more than offset the SBLOC and IBLOC decreases, which also contributed to the higher net interest income.

Of the total $7.7 million increase in loan interest income on a tax equivalent basis, the largest increases were $5.2 million for all real estate bridge loans, $3.4 million for small business lending, $2.6 million for leasing and $1.3 million for investment advisor financing, while total SBLOC and IBLOC decreased $5.3 million. Our average investment securities of $1.46 billion for the second quarter of 2024 increased $676.0 million from $781.3 million for the second quarter of 2023. Related tax equivalent interest income increased $7.6 million, primarily reflecting an increase in balances. Higher yields on loans reflected the continuing impact of Federal Reserve rate increases as variable rate repriced to higher rates and the growth of loan categories with higher rates, while lower yielding SBLOC and IBLOC balances declined. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. Our variable rate loans generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the second quarter of 2024 was 4.97% compared to 4.83% for the second quarter of 2023, an increase of 14 basis points. While the yield on interest-earning assets increased 27 basis points, the cost of deposits and interest-bearing liabilities increased 13 basis points, or a net change of 14 basis points. Average interest-earning deposits at the Federal Reserve Bank decreased $359.2 million, or 51.2%, to $341.9 million in the second quarter of 2024 from $701.1 million in the second quarter of 2023. In the second quarter of 2024, the average yield on our loans increased to 8.00% from 7.49% for the second quarter of 2023, an increase of 51 basis points. Yields on taxable investment securities in the second quarter of 2024 decreased to 4.82% compared to 5.08% for the second quarter of 2023, a decrease of 26 basis points. The decrease in investment securities yields reflected the $1.3 million impact of placing a security in nonaccrual status as described in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,						Three months ended June 30,
	2024			2023			2024 vs 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$5,749,565	$114,970	8.00%	$5,730,384	$107,299	7.49%	$360	$7,311	$7,671
Leases-bank qualified(2)	4,621	117	10.13%	3,801	100	10.52%	21	(4)	17
Investment securities-taxable	1,454,393	17,520	4.82%	778,100	9,873	5.08%	8,120	(473)	7,647
Investment securities-nontaxable(2)	2,895	50	6.91%	3,234	53	6.56%	(6)	3	(3)
Interest-earning deposits at Federal Reserve Bank	341,863	4,677	5.47%	701,057	8,997	5.13%	(4,959)	639	(4,320)
Net interest-earning assets	7,553,337	137,334	7.27%	7,216,576	126,322	7.00%

Allowance for credit losses	(28,568)			(23,895)
Other assets	266,061			231,035
	$7,790,830			$7,423,716			3,536	7,476	11,012

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,657,386	$39,542	2.38%	$6,399,750	$36,688	2.29%	1,505	1,349	2,854
Savings and money market	60,212	457	3.04%	78,252	728	3.72%	(151)	(120)	(271)
Total deposits	6,717,598	39,999	2.38%	6,478,002	37,416	2.31%

Short-term borrowings	92,412	1,295	5.61%	—	—	—	1,295	—	1,295
Repurchase agreements	—	—	—	41	—	—	—	—	—
Long-term borrowings	38,362	685	7.14%	9,949	128	5.15%	490	67	557
Subordinated debt	13,401	291	8.69%	13,401	271	8.09%	—	20	20
Senior debt	95,984	1,234	5.14%	96,890	1,280	5.28%	(12)	(34)	(46)
Total deposits and liabilities	6,957,757	43,504	2.50%	6,598,283	39,095	2.37%

Other liabilities	36,195			88,276
Total liabilities	6,993,952			6,686,559			3,127	1,282	4,409

Shareholders' equity	796,878			737,157
	$7,790,830			$7,423,716

Net interest income on tax equivalent basis(2)		$93,830			$87,227		$409	$6,194	$6,603

Tax equivalent adjustment		35			32

Net interest income		$93,795			$87,195

Net interest margin(2)			4.97%			4.83%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

For the second quarter of 2024, average interest-earning assets increased to $7.55 billion, an increase of $336.8 million, or 4.7%, from $7.22 billion in the second quarter of 2023. The increase reflected decreased average interest-earning deposits at the Federal Reserve Bank of $359.2 million, the impact of which was more than offset by increased average balances of loans and leases of $20.0 million, or 0.3%, and increased average investment securities of $676.0 million, or 86.5%. The increase reflected the purchase of approximately $900 million of fixed rate securities to reduce exposure to possible future Federal Reserve rate decreases. For those respective periods, average demand and interest checking deposits increased $257.6 million, or 4.0%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $1.5 million for the second quarter of 2024 compared to a provision of $428,000 for the second quarter of 2023. The ACL was $28.6 million, or 0.51% of total loans, at June 30, 2024, compared to $27.4 million, or 0.51% of total loans, at December 31, 2023. The provision reflected continuing higher leasing net charge-offs, primarily in long haul and local trucking, transportation and related activities for which total exposure was approximately $34 million at June 30, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $30.7 million in the second quarter of 2024 compared to $29.3 million in the second quarter of 2023. The $1.4 million, or 4.7%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. Prepaid, debit card and related fees increased $2.6 million, or 11.6%, to $24.8 million for the second quarter of 2024, compared to $22.2 million in the second quarter of 2023. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $571,000, or 23.5%, to $3.0 million for the second quarter of 2024, compared to $2.4 million in the second quarter of 2023, reflecting an increase in rapid funds transfer volume.

Net realized and unrealized gains on commercial loans, at fair value, decreased $1.4 million, or 73.8%, to $503,000 for the second quarter of 2024 from $1.9 million for the second quarter of 2023. The decrease reflected the runoff of the commercial loans, at fair value portfolio, which has continued to reduce the volume of loan payoffs and the income recognized at the time of payoff.

Leasing related income decreased $82,000, or 5.4%, to $1.4 million for the second quarter of 2024 from $1.5 million for the second quarter of 2023.

Consumer fintech fees amounted to $140,000 for the second quarter of 2024, as we began our entry into consumer fintech lending. Such lending may also be reflected in a lower cost of deposits, as a result of associated deposits.

Other non-interest income decreased $403,000, or 31.0%, to $895,000 for the second quarter of 2024 from $1.3 million in the second quarter of 2023 which reflected higher prepayment fees on advisor financing loans.

Non-Interest Expense

Total non-interest expense was $51.4 million for the second quarter of 2024, an increase of $1.5 million, or 3.0%, compared to $49.9 million for the second quarter of 2023. A 2.1%, increase in salaries and employee benefits expense reflected increases in payments related financial crimes and IT salary expense, which were partially offset by decreases in incentive compensation.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended June 30,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$33,863	$33,167	$696	2.1%
Depreciation and amortization	1,027	681	346	50.8%
Rent and related occupancy cost	1,686	1,361	325	23.9%
Data processing expense	1,423	1,398	25	1.8%
Printing and supplies	59	128	(69)	(53.9%)
Audit expense	319	417	(98)	(23.5%)
Legal expense	633	949	(316)	(33.3%)
Amortization of intangible assets	100	100	—	—
FDIC insurance	869	472	397	84.1%
Software	4,637	4,317	320	7.4%
Insurance	1,282	1,308	(26)	(2.0%)
Telecom and IT network communications	354	363	(9)	(2.5%)
Consulting	562	642	(80)	(12.5%)
Write-downs and other losses on other real estate owned	—	165	(165)	(100.0%)
Other	4,632	4,475	157	3.5%
Total non-interest expense	$51,446	$49,943	$1,503	3.0%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $33.9 million for the second quarter of 2024, an increase of $696,000, or 2.1%, from $33.2 million for the second quarter of 2023.

•Depreciation and amortization expense increased $346,000, or 50.8%, to $1.0 million in the second quarter of 2024 from $681,000 in the second quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $325,000, or 23.9%, to $1.7 million in the second quarter of 2024 from $1.4 million in the second quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $25,000, or 1.8%, to $1.4 million in the second quarter of 2024 from $1.4 million in the second quarter of 2023, reflecting higher transaction volume.

•Printing and supplies expense decreased $69,000, or 53.9%, to $59,000 in the second quarter of 2024 from $128,000 in the second quarter of 2023.

•Audit expense decreased $98,000, or 23.5%, to $319,000 in the second quarter of 2024 from $417,000 in the second quarter of 2023.

•Legal expense decreased $316,000, or 33.3%, to $633,000 in the second quarter of 2024 from $949,000 in the second quarter of 2023, reflecting a reimbursement of legal fees related to the Del Mar complaint described in “Note O. Commitments and Contingencies” to the audited consolidated financial statements in the 2023 Form 10-K.

•FDIC insurance expense increased $397,000, or 84.1%, to $869,000 for the second quarter of 2024 from $472,000 in the second quarter of 2023, reflecting a reduction in the quarterly assessed rate in 2023.

•Software expense increased $320,000, or 7.4%, to $4.6 million in the second quarter of 2024 from $4.3 million in the second quarter of 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk, which more than offset decreased expenses related to financial crimes management.

•Insurance expense decreased $26,000, or 2.0%, to $1.3 million in the second quarter of 2024 compared to $1.3 million in the second quarter of 2023.

•Telecom and IT network communications expense decreased $9,000, or 2.5%, to $354,000 in the second quarter of 2024 from $363,000 in the second quarter of 2023.

•Consulting expense decreased $80,000, or 12.5%, to $562,000 in the second quarter of 2024 from $642,000 in the second quarter of 2023. The decrease reflected a wire and ACH risk assessment conducted in 2023.

•Other non-interest expense increased $157,000, or 3.5%, to $4.6 million in the second quarter of 2024 from $4.5 million in the second quarter of 2023. Decreases in multiple expense categories were more than offset by a $708,000 increase in other real estate owned expense and a $174,000 increase in travel. The $708,000 increase in other real estate owned expense, reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note 6. Loans.”

Income Taxes

Income tax expense was $18.1 million for the second quarter of 2024 compared to $17.2 million in the second quarter of 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 25.2% effective tax rate in 2024 and a 26.0% effective tax rate in 2023 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Comparison of first six months 2024 to first six months 2023

Net Income

Net income for the first six months of 2024 was $110.1 million, or $2.10 per diluted share, compared to $98.1 million, or $1.76 per diluted share, for the first six months of 2023. Income before income taxes was $146.7 million in the first six months of 2024 compared to $131.1 million in the first six months of 2023. Income increased between those respective periods primarily as a result of higher net interest income, which reflected the impact of Federal Reserve rate increases on the loan and securities portfolios while growth in higher yielding loan categories offset reductions in lower yielding SBLOC and IBLOC balances.

Net Interest Income

Our net interest income for the first six months of 2024 increased $15.2 million, or 8.8%, to $188.2 million from $173.0 million in the first six months of 2023. Our interest income for the first six months of 2024 increased to $273.1 million, an increase of $24.6 million, or 9.9%, from $248.5 million for the first six months of 2023. The increase in interest income reflected an increase in loan yields resulting from the aforementioned Federal Reserve rate increases, as our average loans and leases decreased to $5.74 billion for the first six months of 2024 from $5.86 billion for the first six months of 2023, a decrease of $123.5 million, or 2.1%. Related interest income increased $15.7 million on a tax equivalent basis. Net paydowns of SBLOC and IBLOC continued in the first quarter of 2024, which partially offset the impact of higher rates and loan growth in other categories. At June 30, 2024, the respective balances of SBLOC and IBLOC loans were $975.3 million and $582.8 million, respectively, compared to $1.08 billion and $806.1 million at June 30, 2023. Loans in other categories with higher yields partially offset the SBLOC and IBLOC decreases, which also contributed to the higher net interest income.

Of the total $15.7 million increase in loan interest income on a tax equivalent basis, the largest increases were $12.4 million for all real estate bridge loans, $6.3 million for small business lending, $5.3 million for leasing and $2.7 million for investment advisor financing, while total SBLOC and IBLOC decreased $12.1 million. Our average investment securities of $1.10 billion for the first six months of 2024 increased $317.5 million from $779.4 million for the first six months of 2023. Related tax equivalent interest income increased $8.0 million, primarily reflecting an increase in balances. Higher yields on loans reflected the continuing impact of Federal Reserve rate increases as variable rate loans repriced to higher rates. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first six months of 2024 was 5.06% compared to 4.75% for the first six months of 2023, an increase of 31 basis points. While the yield on interest-earning assets increased 51 basis points, the cost of deposits and interest-bearing liabilities increased 24 basis points, or a net change of 27 basis points. The more pronounced increase in the net interest margin compared to the net change reflected the impact of higher rates on assets funded by equity. Investment securities yields reflected the $1.3 million second quarter 2024 impact of placing a security in nonaccrual status as described in “Note 6. Loans” to the unaudited consolidated financial statements herein. Average interest-earning deposits at the Federal Reserve Bank decreased $32.9 million, or 5.1%, to $608.0 million in the first six months of 2024 from $640.9 million in the first six months of 2023. In the first six months of 2024, the average yield on our loans increased to 7.99% from 7.29% for the first six months of 2023, an increase of 70 basis points. Yields on taxable investment securities in the first six months of 2024 increased to 4.96% compared to 4.94% for the first six months of 2023, an increase of 2 basis points.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,						Six months ended June 30,
	2024			2023			2024 vs 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$5,733,413	$229,130	7.99%	$5,858,040	$213,503	7.29%	$(4,418)	$20,045	$15,627
Leases-bank qualified(2)	4,683	233	9.95%	3,582	169	9.44%	54	10	64
Investment securities-taxable	1,093,996	27,154	4.96%	776,089	19,173	4.94%	7,890	91	7,981
Investment securities-nontaxable(2)	2,895	100	6.91%	3,288	94	5.72%	(8)	14	6
Interest-earning deposits at Federal Reserve Bank	607,968	16,561	5.45%	640,864	15,582	4.86%	(728)	1,707	979
Net interest-earning assets	7,442,955	273,178	7.34%	7,281,863	248,521	6.83%

Allowance for credit losses	(27,862)			(23,215)
Other assets	323,244			234,037
	$7,738,337			$7,492,685			2,790	21,867	24,657

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,553,107	$78,256	2.39%	$6,401,678	$69,071	2.16%	1,665	7,520	9,185
Savings and money market	55,591	904	3.25%	105,105	1,947	3.70%	(828)	(215)	(1,043)
Time	—	—	—	41,933	858	4.09%	(858)	—	(858)
Total deposits	6,608,698	79,160	2.40%	6,548,716	71,876	2.20%

Short-term borrowings	46,892	1,314	5.60%	10,193	234	4.59%	1,018	62	1,080
Repurchase agreements	6	—	—	41	—	—	—	—	—
Long-term borrowings	38,439	1,371	7.13%	9,973	254	5.09%	980	137	1,117
Subordinated debt	13,401	583	8.70%	13,401	532	7.94%	—	51	51
Senior debt	95,939	2,467	5.14%	97,985	2,559	5.22%	(53)	(39)	(92)
Total deposits and liabilities	6,803,375	84,895	2.50%	6,680,309	75,455	2.26%

Other liabilities	142,826			90,777
Total liabilities	6,946,201			6,771,086			1,924	7,516	9,440

Shareholders' equity	792,136			721,599
	$7,738,337			$7,492,685

Net interest income on tax equivalent basis(2)		$188,283			$173,066		$866	$14,351	$15,217

Tax equivalent adjustment		70			55

Net interest income		$188,213			$173,011

Net interest margin(2)			5.06%			4.75%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

For the first six months of 2024, average interest-earning assets increased to $7.44 billion, an increase of $161.1 million, or 2.2%, from $7.28 billion in the first six months of 2023. The increase reflected decreased average interest-earning deposits at the Federal Reserve Bank of $32.9 million and decreased average balances of loans and leases of $123.5 million, or 2.1%, the impact of which was more than offset by increased average investment securities of $317.5 million, or 40.7%. For those respective periods, average demand and interest checking deposits increased $151.4 million, or 2.4%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $3.8 million for the first six months of 2024 compared to a provision of $2.6 million for the first six months of 2023. The ACL was $28.6 million, or 0.51% of total loans, at June 30, 2024, compared to $27.4 million, or 0.51% of total loans, at December 31, 2023. The provision reflected continuing higher leasing net charge-offs, primarily in long haul and local trucking, transportation and related activities for which total exposure was approximately $34 million at June 30, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Financial Condition – Allowance for Credit Losses,” “– Net Charge-offs,” and “– Non-performing Loans, Loans 90 days Delinquent and Still Accruing, OREO, Modified Loans and Troubled Debt Restructurings,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $60.1 million in the first six months of 2024 compared to $58.3 million in the first six months of 2023. The $1.8 million, or 3.1%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. Prepaid, debit card and related fees increased $3.5 million, or 7.8%, to $49.0 million for the first six months of 2024, compared to $45.5 million in the first six months of 2023. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $1.4 million, or 29.7%, to $6.0 million for the first six months of 2024, compared to $4.6 million in the first six months of 2023, reflecting an increase in rapid funds transfer volume.

Net realized and unrealized gains on commercial loans, at fair value, decreased $2.0 million, or 56.1%, to $1.6 million for the first six months of 2024 from $3.6 million for the first six months of 2023. The decrease reflected the runoff of the commercial loans, at fair value portfolio, which has continued to reduce the volume of loan payoffs and the income recognized at the time of payoff.

Leasing related income decreased $1.2 million, or 39.5%, to $1.8 million for the first six months of 2024 from $3.0 million for the first six months of 2023, reflecting $1.1 million of losses related to an auto auction company which ceased operations.

Consumer fintech fees amounted to $140,000 for 2024, as we began our entry into consumer fintech lending. Such lending may also be reflected in a lower cost of deposits, as a result of associated deposits.

Other non-interest income decreased $35,000, or 2.2%, to $1.5 million for the first six months of 2024 from $1.6 million in the first six months of 2023.

Non-Interest Expense

Total non-interest expense was $98.2 million for the first six months of 2024, an increase of $185,000, or 0.2%, compared to $98.0 million for the first six months of 2023. While salaries and employee benefits increased 1.9%, increases in the payments business and related financial crimes and in IT salary expense, were offset by decreases in incentive compensation.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the six months ended June 30,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$64,143	$62,952	$1,191	1.9%
Depreciation and amortization	1,976	1,402	574	40.9%
Rent and related occupancy cost	3,326	2,755	571	20.7%
Data processing expense	2,844	2,719	125	4.6%
Printing and supplies	162	273	(111)	(40.7%)
Audit expense	678	809	(131)	(16.2%)
Legal expense	1,454	1,907	(453)	(23.8%)
Amortization of intangible assets	199	199	—	—
FDIC insurance	1,714	1,427	287	20.1%
Software	9,126	8,554	572	6.7%
Insurance	2,620	2,614	6	0.2%
Telecom and IT network communications	625	739	(114)	(15.4%)
Consulting	1,140	964	176	18.3%
Write-downs and other losses on OREO	—	1,184	(1,184)	(100.0%)
Other	8,151	9,475	(1,324)	(14.0%)
Total non-interest expense	$98,158	$97,973	$185	0.2%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $64.1 million for the first six months of 2024, an increase of $1.2 million, or 1.9%, from $63.0 million for the first six months of 2023.

•Depreciation and amortization expense increased $574,000, or 40.9%, to $2.0 million in the first six months of 2024 from $1.4 million in the first six months of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $571,000, or 20.7%, to $3.3 million in the first six months of 2024 from $2.8 million in the first six months of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $125,000, or 4.6%, to $2.8 million in the first six months of 2024 from $2.7 million in the first six months of 2023, reflecting higher transaction volume.

•Printing and supplies expense decreased $111,000, or 40.7%, to $162,000 in the first six months of 2024 from $273,000 in the first six months of 2023.

•Audit expense decreased $131,000, or 16.2%, to $678,000 in the first six months of 2024 from $809,000 in the first six months of 2023.

•Legal expense decreased $453,000, or 23.8%, to $1.5 million in the first six months of 2024 from $1.9 million in the first six months of 2023, reflecting a reimbursement of legal fees related to the Del Mar complaint described in “Note O. Commitments and Contingencies” to the audited consolidated financial statements in the 2023 Form 10-K.

•FDIC insurance expense increased $287,000, or 20.1%, to $1.7 million for the first six months of 2024 from $1.4 million in the first six months of 2023, reflecting a reduction in the quarterly assessed rate in 2023.

•Software expense increased $572,000, or 6.7%, to $9.1 million in the first six months of 2024 from $8.6 million in the first six months of 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, cloud computing and enterprise risk, which more than offset decreasing expenses related to financial crimes management.

•Insurance expense increased $6,000, or 0.2%, to $2.6 million in the first six months of 2024 compared to $2.6 million in the first six months of 2023.

•Telecom and IT network communications expense decreased $114,000, or 15.4%, to $625,000 in the first six months of 2024 from $739,000 in the first six months of 2023.

•Consulting expense increased $176,000, or 18.3%, to $1.1 million in the first six months of 2024 from $964,000 in the first six months of 2023. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls.

•Other non-interest expense decreased $1.3 million, or 14.0%, to $8.2 million in the first six months of 2024 from $9.5 million in the first six months of 2023. In addition to lesser decreases in a number of other categories, the $1.3 million decrease reflected the following decreases: a. regulatory examination fees of $284,000 b. contributions of $247,000 and c. other operating taxes of $267,000. Those decreases more than offset an increase of $336,000 in other real estate owned expense, which reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note 6. Loans.”

Income Taxes

Income tax expense was $36.6 million for the first six months of 2024 compared to $33.0 million in the first six months of 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 25.0% effective tax rate in 2024 and a 25.1% effective tax rate in 2023 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

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

Our primary source of funding has been deposits. Average total deposits increased by $239.6 million, or 3.7%, to $6.72 billion for the second quarter of 2024 compared to the second quarter of 2023. The increase reflected the planned exit of higher cost deposits. Federal Reserve average balances decreased to $341.9 million in the second quarter of 2024 from $701.1 million in the second quarter of 2023. The decrease reflected approximately $900 million of securities purchases in April 2024 as discussed under “Asset and Liability Management” in this MD&A. Additionally, as a result of those purchases, we have increased the use of FHLB advances to partially fund such purchases, at least temporarily, and those advances averaged approximately $92.4 million for second quarter 2024.

One source of contingent liquidity is available-for-sale securities, which amounted to $1.58 billion at June 30, 2024, compared to $747.5 million at December 31, 2023, reflecting the aforementioned securities purchases. The majority of these securities, including those $900 million of April 2024 purchases, can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. At June 30, 2024, outstanding loans amounted to $5.61 billion, compared to $5.36 billion at the prior year end, an increase of $244.6 million representing a use of funds. Commercial loans, at fair value, decreased to $265.2 million from $332.8 million between those respective dates, a decrease of $67.6 million, which provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation is adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. Of our total deposits of $7.16 billion as of June 30, 2024, $440.8 million were classified as brokered and an estimated $493.8 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.94 billion as of June 30, 2024, and was collateralized by loans. We have also pledged in excess of $2.07 billion of multifamily loans to the FHLB. As a result, we have approximately $1.12 billion of availability on that line of credit which we can also access at any time. As of June 30, 2024, there were no amounts outstanding on either of these lines of credit. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Another source of contingent liquidity is available-for-sale securities, which amounted to $1.58 billion at June 30, 2024, compared to $747.5 million at December 31, 2023. In excess of $1.0 billion of our available-for-sale securities are U.S. government-sponsored agency securities which are highly liquid and may be immediately pledged as additional collateral. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of June 30, 2024, we had cash reserves of approximately $8.8 million at the holding company. Stock repurchases are funded by dividends from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at June 30, 2024 were $399.9 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2024, $85.2 million of redemptions were exceeded by purchases of $913.1 million of securities. We had outstanding commitments to fund loans, including unused lines of credit, of $1.76 billion and $1.79 billion as of June 30, 2024, and December 31, 2023, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2024, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2024
The Bancorp, Inc.	10.07%	14.13%	14.68%	14.13%
The Bancorp Bank, National Association	11.21%	15.69%	16.24%	15.69%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2024. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$105,583	$118,016	$24,553	$15,005	$2,036
Loans, net of deferred loan fees and costs	3,247,523	271,411	1,195,399	698,112	193,282
Investment securities	335,320	66,447	139,485	176,281	863,473
Interest-earning deposits	399,853	—	—	—	—
Total interest-earning assets	4,088,279	455,874	1,359,437	889,398	1,058,791

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,547,696	—	—	—	—
Savings and money market	60,297	—	—	—	—
Senior debt and subordinated debentures	13,401	—	96,037	—	—
Total interest-bearing liabilities	3,621,394	—	96,037	—	—
Gap	$466,885	$455,874	$1,263,400	$889,398	$1,058,791
Cumulative gap	$466,885	$922,759	$2,186,159	$3,075,557	$4,134,348
Gap to assets ratio	6%	5%	16%	11%	13%
Cumulative gap to assets ratio	6%	11%	27%	38%	51%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at June 30, 2024. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company purchased approximately $900 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income should the Federal Reserve begin decreasing rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. Those purchases had respective estimated weighted average yields and lives of approximately 5.11% and eight years.

	Net portfolio value at		Net interest income
	June 30, 2024		June 30, 2024
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,256,833	(1.61%)	$414,855	5.12%
+100 basis points	1,266,378	(0.86%)	404,665	2.54%
Flat rate	1,277,357	—	394,631	—
-100 basis points	1,281,042	0.29%	383,905	(2.72%)
-200 basis points	1,275,811	(0.12%)	373,010	(5.48%)

Financial Condition

General. Our total assets at June 30, 2024 were $8.15 billion, of which our total loans were $5.61 billion, and our commercial loans, at fair value, were $265.2 million. At December 31, 2023, our total assets were $7.71 billion, of which our total loans were $5.36 billion, and our commercial loans, at fair value were $332.8 million. The increase in assets reflected an increase in available-for-sale securities, which resulted from the previously discussed $900 million of April 2024 securities purchases. The increase also reflected loan growth in various loan categories, which offset decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At June 30, 2024, we had a total of $399.9 million of interest-earning deposits compared to $1.03 billion at December 31, 2023, a decrease of $633.4 million. These deposits were comprised primarily of balances at the Federal Reserve. The decrease reflected the utilization of these overnight balances for the aforementioned securities purchases in the second quarter of 2024.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities increased to $1.58 billion at June 30, 2024, an increase of $833.5 million, or 111.5%, from December 31, 2023, as a result of the aforementioned $900 million of securities purchases in April 2024.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the six months ended June 30, 2024 and 2023, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $15.6 million at June 30, 2024 and $15.6 million at December 31, 2023. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. Additionally, in the second quarter of 2023, we joined the FHLB of Des Moines, which required a $9.1 million purchase of stock. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At June 30, 2024 and December 31, 2023 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of June 30, 2024 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$719	2.22%	$7,555	2.74%	$14,734	5.06%	$8,349	3.92%	$31,357
Asset-backed securities	3,184	6.89%	7,006	7.18%	175,733	7.15%	89,089	7.25%	275,012
Tax-exempt obligations of states and political subdivisions(1)	997	3.10%	1,831	2.65%	1,954	3.87%	—	—	4,782
Taxable obligations of states and political subdivisions	10,005	2.94%	25,958	3.30%	1,156	4.33%	—	—	37,119
Residential mortgage-backed securities	—	—	357	2.62%	4,994	4.51%	452,162	5.01%	457,513
Collateralized mortgage obligation securities	—	—	4,578	2.73%	15	3.40%	25,340	4.03%	29,933
Commercial mortgage-backed securities	35,487	2.53%	85,697	3.45%	510,001	4.84%	114,105	4.20%	745,290
Total	$50,392		$132,982		$708,587		$689,045		$1,581,006
Weighted average yield		2.89%		3.54%		5.41%		5.12%

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage backed securities classification in investment securities. As of June 30, 2024, the principal balance of the Bank’s CRE-2-issued security was $12.6 million and it is subordinate to the repayment of a senior tranche with a remaining balance of $1.8 million and servicer advances of $800,000. Thus, a total of $15.2 million is required for the Bank’s tranche to be repaid. The sole repayment source for the $15.2 million consists of the disposition of a suburban office building in New Jersey and a retail facility in Missouri. In the second quarter of 2024, the Bank received updated appraisals from the servicer for both properties which lowered estimated combined appraised values to $23.7 million. The excess of the $23.7 million appraised values over the $15.2 million to be repaid provides repayment protection for the Bank-owned tranche and accrued interest thereon. As a result of the reduced excess of appraised value over the Bank’s principal and accruing interest, the $12.6 million principal was placed in nonaccrual status and $1.3 million was reversed from securities interest in the second quarter of 2024. While the appraised values allocable to the Bank’s security exceed the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs. The servicer’s efforts to resolve the New Jersey suburban office loan and stabilize the property have not been successful to date. Negotiations with the borrower continue, with no plan for immediate liquidation. The Missouri retail facility is held as real estate owned by the security’s trust and is also not yet stabilized. The special servicer has advised that it is planning to auction the property in the fourth quarter of 2024 based upon their conclusion that such auction represents the highest net present value option for disposition.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $265.2 million at June 30, 2024 from $332.8 million at December 31, 2023, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans increased to $5.61 billion at June 30, 2024 from $5.36 billion at December 31, 2023.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2024	2023
SBL non-real estate	$171,893	$137,752
SBL commercial mortgage	647,894	606,986
SBL construction	30,881	22,627
SBLs	850,668	767,365
Direct lease financing	711,403	685,657
SBLOC / IBLOC(1)	1,558,095	1,627,285
Advisor financing(2)	238,831	221,612
Real estate bridge loans	2,119,324	1,999,782
Consumer fintech(3)	70,081	—
Other loans(4)	46,592	50,638
	5,594,994	5,352,339
Unamortized loan fees and costs	10,733	8,800
Total loans, including unamortized loan fees and costs	$5,605,727	$5,361,139

	June 30,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,558 and $9,502
for June 30, 2024 and December 31, 2023, respectively	$860,226	$776,867
SBLs included in commercial loans, at fair value	104,146	119,287
Total SBLs(5)	$964,372	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2024 and December 31, 2023, IBLOC loans amounted to $582.8 million and $646.9 million, respectively.

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

(3) Consumer fintech loans consists primarily of secured credit card loans.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $279,000 and $1.7 million at June 30, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(5) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of June 30, 2024 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$399,832
PPP loans(1)	1,765
Commercial mortgage SBA(2)	336,530
Construction SBA(3)	13,884
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	116,544
Non-SBA SBLs	56,206
Other(5)	28,594
Total principal	$953,355
Unamortized fees and costs	11,017
Total SBLs	$964,372

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bank adheres.

(3) Includes $6.4 million in 504 Program first mortgages with an origination date LTV of 50-60% and $7.5 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

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

(5) Comprised of $28.6 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of June 30, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$76,292	$71	$16	$76,379	15%
Funeral homes and funeral services	21,908	—	24,775	46,683	9%
Full-service restaurants	29,395	5,185	1,890	36,470	7%
Child day care services	23,414	790	1,984	26,188	5%
Car washes	17,016	1,375	92	18,483	4%
General line grocery merchant wholesalers	17,336	—	—	17,336	3%
Homes for the elderly	15,931	—	69	16,000	3%
Outpatient mental health and substance abuse centers	15,385	—	109	15,494	3%
Gasoline stations with convenience stores	14,718	85	144	14,947	3%
Fitness and recreational sports centers	7,722	—	2,226	9,948	2%
Nursing care facilities	9,485	—	—	9,485	2%
Lawyer's office	9,218	—	—	9,218	2%
Limited-service restaurants	4,289	927	2,942	8,158	2%
Caterers	7,089	—	18	7,107	1%
All other specialty trade contractors	6,754	—	344	7,098	1%
General warehousing and storage	6,418	—	—	6,418	1%
Plumbing, heating, and air-conditioning contractors	4,657	—	864	5,521	1%
Other accounting services	5,090	—	389	5,479	1%
Offices of real estate agents and brokers	4,865	—	127	4,992	1%
Other miscellaneous durable goods merchant	4,725	—	—	4,725	1%
Other technical and trade schools	4,697	—	—	4,697	1%
Packaged frozen food merchant wholesalers	4,688	—	—	4,688	1%
Lessors of nonresidential buildings (except mini warehouses)	4,671	—	—	4,671	1%
All other amusement and recreation industries	3,888	44	244	4,176	1%
Other(2)	121,394	9,698	27,711	158,803	29%
Total	$441,045	$18,175	$63,944	$523,164	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $108.8 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.6 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $4.0 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of June 30, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$116,509	$2,611	$4,721	$123,841	24%
Florida	75,634	4,001	2,686	82,321	16%
North Carolina	38,087	927	4,651	43,665	8%
Pennsylvania	20,675	—	13,534	34,209	7%
New York	27,592	1,510	2,201	31,303	6%
Texas	22,249	2,393	6,105	30,747	6%
Georgia	25,691	1,359	1,201	28,251	5%
New Jersey	21,446	3,357	3,245	28,048	5%
Other States	93,162	2,017	25,600	120,779	23%
Total	$441,045	$18,175	$63,944	$523,164	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $108.8 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.7 million of loans sold that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, all commercial mortgages, including loans held at fair value, as of June 30, 2024 (in thousands):

Type(1)	State	SBL commercial mortgage
General line grocery merchant wholesalers	California	$13,440
Funeral homes and funeral services	Pennsylvania	12,715
Outpatient mental health and substance abuse center	Florida	9,860
Funeral homes and funeral services	Maine	8,551
Hotel	Florida	8,274
Lawyer's office	California	8,021
Hotel	North Carolina	6,667
General warehousing and storage	Pennsylvania	6,418
Hotel	Florida	5,738
Hotel	New York	5,627
Total		$85,311

(1) The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of June 30, 2024 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	160	$2,119,324	70%	9.19%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	7	$115,872	76%	9.20%
Hospitality (hotels and lodging)	2	27,355	65%	9.82%
Retail	2	12,262	72%	8.19%
Other	2	9,090	73%	5.10%
	13	164,579	74%	9.18%
Fair value adjustment		(3,532)
Total non-SBA commercial real estate loans, at fair value		161,047
Total commercial real estate loans		$2,280,371	70%	9.19%

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

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of June 30, 2024 (dollars in thousands):

	Balance	Origination date LTV
Texas	$777,751	71%
Georgia	258,648	69%
Florida	245,251	69%
Michigan	132,521	68%
Indiana	105,778	70%
Ohio	72,797	67%
New Jersey	70,707	68%
Other States each <$60 million	616,918	71%
Total	$2,280,371	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of June 30, 2024 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$46,785	72%
Texas	45,520	75%
Tennessee	40,000	72%
Michigan	37,603	62%
Texas	37,259	80%
Texas	36,318	67%
Florida	34,850	72%
Pennsylvania	33,600	63%
Indiana	33,588	76%
Texas	32,812	62%
New Jersey	32,520	62%
Michigan	32,500	79%
Oklahoma	31,153	78%
Texas	31,050	77%
Michigan	29,786	66%
15 largest commercial real estate loans	$535,344	71%

The following table summarizes our institutional banking portfolio by type as of June 30, 2024 (dollars in thousands):

Type	Principal	% of total
SBLOC	$975,253	55%
IBLOC	582,842	32%
Advisor financing	238,831	13%
Total	$1,796,926	100%

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

The following table summarizes our ten largest SBLOC loans as of June 30, 2024 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,764	17%
	9,465	48%
	8,123	36%
	8,044	68%
	7,905	65%
	7,821	80%
	7,724	24%
	7,544	34%
	7,316	22%
	7,219	44%
Total and weighted average	$81,925	43%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of April 17, 2024, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of June 30, 2024 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$128,589	18%
Construction	111,496	16%
Waste management and remediation services	97,770	14%
Real estate and rental and leasing	82,063	12%
Health care and social assistance	28,060	4%
Other services (except public administration)	22,610	3%
Professional, scientific, and technical services	22,523	3%
General freight trucking	21,239	3%
Finance and insurance	13,471	2%
Transit and other transportation	13,145	2%
Wholesale trade	9,855	1%
Educational services	7,095	1%
Other and non-classified	153,487	21%
Total	$711,403	100%

(1) Of the total $711.4 million of direct lease financing, $642.4 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2024 (dollars in thousands):

	Principal balance	% Total
Florida	$106,482	15%
New York	66,017	9%
Utah	59,804	8%
California	52,416	7%
Pennsylvania	42,960	6%
Connecticut	41,338	6%
New Jersey	39,299	6%
North Carolina	35,796	5%
Maryland	33,949	5%
Texas	27,695	4%
Idaho	17,540	2%
Washington	15,298	2%
Georgia	14,688	2%
Ohio	12,652	2%
Alabama	12,323	2%
Other States	133,146	19%
Total	$711,403	100%

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

	June 30, 2024
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$685	$29,417	$175,155	$1,198	$206,455
SBL commercial mortgage	18,032	18,869	227,828	462,130	726,859
SBL construction	8,656	83	705	21,614	31,058
Leasing	114,641	573,655	23,720	—	712,016
SBLOC / IBLOC	1,564,336	—	—	—	1,564,336
Advisor financing	375	82,828	158,705	—	241,908
Real estate bridge lending	789,224	1,321,318	—	—	2,110,542
Consumer fintech	70,081	—	—	—	70,081
Other loans	25,996	4,386	2,370	13,863	46,615
Loans at fair value excluding SBL	141,124	18,263	—	1,663	161,050
	$2,733,150	$2,048,819	$588,483	$500,468	$5,870,920

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$2,941	$3,126	$—	$6,067
SBL commercial mortgage		11,562	2,946	—	14,508
Leasing		573,655	23,720	—	597,375
Advisor financing		82,352	158,705	—	241,057
Real estate bridge lending		592,391	—	—	592,391
Other loans		3,503	1,135	11,571	16,209
Loans at fair value excluding SBL		18,263	—	—	18,263
Total loans at fixed rates		$1,284,667	$189,632	$11,571	$1,485,870

Variable rates
SBL non-real estate		$26,476	$172,029	$1,198	$199,703
SBL commercial mortgage		7,307	224,882	462,130	694,319
SBL construction		83	705	21,614	22,402
Advisor financing		476	—	—	476
Real estate bridge lending		728,927	—	—	728,927
Other loans		883	1,235	2,292	4,410
Loans at fair value excluding SBL		—	—	1,663	1,663
Total at variable rates		$764,152	$398,851	$488,897	$1,651,900

Total		$2,048,819	$588,483	$500,468	$3,137,770

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

At June 30, 2024, the ACL amounted to $28.6 million, which represented a $1.2 million increase compared to the $27.4 million ACL at December 31, 2023. The increase reflected the impact of higher leasing net charge-offs.

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At June 30, 2024, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2024, approximately 47% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At June 30, 2024, approximately 58% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At June 30, 2024, approximately 94% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At June 30, 2024, approximately 73% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At June 30, 2024, approximately 51% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At June 30, 2024, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At June 30, 2024, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	June 30, 2024
	30-59 days	60-89 days	90+ days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$78	$311	$764	$2,448	$3,601	$168,292	$171,893
SBL commercial mortgage	—	336	—	5,211	5,547	642,347	647,894
SBL construction	—	—	—	3,385	3,385	27,496	30,881
Direct lease financing	4,575	4,415	2,224	3,870	15,084	696,319	711,403
SBLOC / IBLOC	12,448	2,101	1,284	—	15,833	1,542,262	1,558,095
Advisor financing	—	—	—	—	—	238,831	238,831
Real estate bridge loans(1)	—	12,300	—	—	12,300	2,107,024	2,119,324
Consumer fintech	—	—	—	—	—	70,081	70,081
Other loans	96	—	4	—	100	46,492	46,592
Unamortized loan fees and costs	—	—	—	—	—	10,733	10,733
	$17,197	$19,463	$4,276	$14,914	$55,850	$5,549,877	$5,605,727

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) Borrowers for a $12.3 million apartment property real estate bridge loan which had a six month payment deferral granted in the fourth quarter of 2023 have not resumed payments and are reflected in the 60-89 days past due column in the table above. The related “as is” and “as stabilized” LTVs based on a May 2024 appraisal were 72% and 56%, respectively. The “as stabilized” loan to value measures the apartment property’s value after renovations have been completed and units have generally been released. The Company originated a new loan with a new borrower for a previously reported $9.5 million REBL loan that was 60 to 89 days delinquent at March 31, 2024. The new borrower is expected to have greater financial capacity to complete the related project and has negotiated three quarters of payment deferrals and a lower rate. The “as stabilized” LTV is approximately 78% after considering additional estimated future fundings to complete renovations. The aforementioned LTVs are based on third party appraisals performed within the past year.

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended		For the year ended
	or as of June 30,		or as of December 31,
	2024	2023	2023
Ratio of:
ACL to total loans	0.51%	0.44%	0.51%
ACL to non-performing loans(1)	148.91%	159.59%	206.33%
Non-performing loans to total loans(1)	0.34%	0.28%	0.25%
Non-performing assets to total assets(1)	0.95%	0.47%	0.39%
Net charge-offs to average loans	0.05%	0.03%	0.07%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.51% as of June 30, 2024 from 0.44% at June 30, 2023 as the ACL increased proportionately more than total loans. The $5.3 million increase in the ACL between those dates, reflected approximately $1.0 million of increased reserves on specific distressed credits and approximately $1.0 million which was added in fourth quarter 2023 for a qualitative factor for an increasing trend in substandard real estate bridge loans Additionally, while reserves for SBLOC and IBLOC loans were reduced as a result of lower loan balances, the related reserve impact was more than offset by growth in other loan categories with higher ACL allocations. The lower reserve allocations for SBLOC and IBLOC reflect their respective marketable securities and cash value of insurance collateral. The ratio of the ACL to non-performing loans decreased to 148.91% at June 30, 2024, from 159.59% at June 30, 2023, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, the ratio of non-performing loans to total loans also increased to 0.34% at June 30, 2024 from 0.28% at June 30, 2023. The ratio of non-performing assets to total assets increased to 0.95% at June 30, 2024 from 0.47% at June 30, 2023, reflecting the increase in non-performing loans, and a $39.4 million loan transferred to OREO in the second quarter of 2024. The Company entered into a purchase and sale agreement for the apartment property collateralizing that loan, and, at June 30, 2024, the related $39.4 million balance, comprised the majority of our OREO. The purchaser made an earnest money deposit of $125,000 in July 2024, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline.  The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, it is expected that earnest money deposits would accrue to the Company The ratio of net charge-offs to average loans was 0.05% for the six months ended June 30, 2024, and 0.03% for the six months ended June 30, 2023. The increase reflected an increase in direct lease financing net charge-offs.

Net Charge-offs

Net charge-offs were $2.6 million for the six months ended June 30, 2024, an increase of $927,000 from net charge-offs of $1.7 million during the six months ended June 30, 2023. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	June 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$417	$—	$—	$2,301	$—	$—	$—	$—	$16
Recoveries	(32)	—	—	(59)	—	—	—	—	—
Net charge-offs	$385	$—	$—	$2,242	$—	$—	$—	$—	$16

Average loan balance	$150,200	$630,935	$26,933	$699,857	$1,578,564	$230,883	$2,073,667	$23,360	$51,131
Ratio of net charge-offs during the period to average loans during the period	0.26%	—	—	0.32%	—	—	—	—	0.03%

	June 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$871	$—	$—	$1,439	$—	$—	$—	$—	$3
Recoveries	(298)	(75)	—	(175)	—	—	—	—	(49)
Net charge-offs (recoveries)	$573	$(75)	$—	$1,264	$—	$—	$—	$—	$(46)

Average loan balance	$113,636	$494,101	$32,150	$647,339	$2,089,842	$178,423	$1,749,194	$—	$59,178
Ratio of net charge-offs during the period to average loans during the period	0.50%	—	—	0.20%	—	—	—	—	—

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $57.9 million of OREO at June 30, 2024 and $16.9 million of OREO at December 31, 2023. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$2,448	$1,842
SBL commercial mortgage	5,211	2,381
SBL construction	3,385	3,385
Direct leasing	3,870	3,785
Other loans	—	132
Total non-accrual loans	14,914	11,525

Loans past due 90 days or more and still accruing(1)	4,276	1,744
Total non-performing loans	19,190	13,269
OREO(2)	57,861	16,949
Total non-performing assets	$77,051	$30,218

(1) The majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays, and IBLOC loans which are secured by the cash value of life insurance.

(2) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The $39.4 million loan balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 82% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The Company entered into a purchase and sale agreement for that apartment property acquired by The Bancorp Bank through foreclosure. At June 30, 2024, the related $39.4 million balance, comprised the majority of our OREO. The purchaser made an earnest money deposit of $125,000 in July 2024, with additional required deposits projected to total $500,000 prior to the December 31, 2024, closing deadline.  The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits are expected to accrue to the Company. The nonaccrual balances in this table as of June 30, 2024, are also reflected in the substandard loan totals.

For the three month and year-to-date periods ended June 30, 2024 and June 30, 2023, loans modified and related information are as follows (dollars in thousands):

	Three months ended June 30, 2024					Three months ended June 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$—	$—	$—	$—	—	$156	$156	0.13%
SBL commercial mortgage	—	—	—	—	—	—	—	—
Direct lease financing	—	—	2,551	2,551	0.36%	—	—	—
Real estate bridge loans	—	—	—	—	—	—	—	—
Total	$—	$—	$2,551	$2,551	0.05%	$156	$156	—

	Six months ended June 30, 2024					Six months ended June 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$1,726	$—	$—	$1,726	1.00%	$156	$156	0.13%
SBL commercial mortgage	3,320	—	—	3,320	0.51%	—	—	—
Direct lease financing	—	—	2,551	2,551	0.36%	—	—	—
Real estate bridge loans(1)	26,923	32,500	—	59,423	2.80%	—	—	—
Total	$31,969	$32,500	$2,551	$67,020	1.20%	$156	$156	—

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended June 30, 2024, and June 30, 2023 presented by loan classification (dollars in thousands):

	Three months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge loans	—	—	—	—	—	—	—
	$—	$2,551	$—	$—	$2,551	$—	$2,551

	Three months ended June 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
	$—	$—	$—	$—	$—	$156	$156

	Six months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$757	$757	$969	$1,726
SBL commercial mortgage	—	—	—	—	—	3,320	3,320
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge loans(1)	—	—	—	—	—	59,423	59,423
	$—	$2,551	$—	$757	$3,308	$63,712	$67,020

	Six months ended June 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
	$—	$—	$—	$—	$—	$156	$156

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

There were $2.6 million and $67.0 million of loans classified as modified for the three month and year-to-date periods ended June 30, 2024, respectively, with specific reserves of zero and $7,000, for the three month and year-to-date periods ended June 30, 2024, respectively. There were $156,000 of loans classified as modified for each of the three month and year-to-date periods ended June 30, 2023. Substantially all of the reserves at June 30, 2024 related to the non-guaranteed portion of SBA loans.

The following table describes the financial effect of the modifications made for the three month and year-to-date periods ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	—	—	—	0.13%
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans	—	—	—	—	—	—

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-Than-Insignificant-Payment Delay(2)
SBL non-real estate	—	—	1.00%	—	—	0.13%
SBL commercial mortgage	—	—	0.51%	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans(1)	1.68%	—	1.27%	—	—	—

(1) For the period ended June 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 72.5%, and the “as stabilized” LTV was approximately 68% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. On each property reflected in the balances, apartment improvements and renovations continue, utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of June 30, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification that had a payment default during the period and were modified in the twelve months before default.

We had no commitments to extend additional credit to loans classified as modified as of June 30, 2024 or December 31, 2023.

We had $14.9 million of non-accrual loans at June 30, 2024, compared to $11.5 million of non-accrual loans at December 31, 2023. The $3.4 million increase in non-accrual loans was primarily due to $50.6 million of additions partially offset by $42.0 million transferred to OREO, $2.5 million of charge-offs, $1.1 million transferred to repossessed vehicle inventory, $1.5 million of payments and $129,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $4.3 at June 30, 2024 and $1.7 million at December 31, 2023. The $2.5 million increase reflected $7.8 million of additions partially offset by $5.2 million of loan payments and $24,000 transferred to non-accrual loans.

We had $57.9 million of OREO at June 30, 2024 and $16.9 million of OREO at December 31, 2023. The change in balance reflected $42.0 million transferred from non-accrual loans.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2024 and December 31, 2023, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $28.0 million at June 30, 2024, compared to $27.5 million at December 31, 2023.

Other assets

Other assets amounted to $149.2 million at June 30, 2024 compared to $133.1 million at December 31, 2023.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At June 30, 2024, we had total deposits of $7.16 billion compared to $6.68 billion at December 31, 2023, which reflected an increase of $474.8 million, or 7.1%. Daily deposit balances are subject to variability, and deposits averaged $6.72 billion in the second quarter of 2024. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K for the year ended December 31, 2023). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at June 30, 2024, the top three affinity groups accounted for approximately $2.79 billion, the next three largest $1.54 billion, and the four subsequent largest $862.2 million. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest $1.46 billion, and the four subsequent largest $852.1 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with some movement in the ninth and tenth largest relationships. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at June 30, 2024 totaled $3.15 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $2.04 billion. Such balances in the top ten relationships at year-end 2023, totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. The vast majority of such payments are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Asset and Liability Management”). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In second quarter 2024, our demand and interest checking balances averaged $6.66 billion, compared to $6.40 billion in second quarter 2023. The growth primarily reflected increases in payment company balances. Average savings and money market balances decreased to $60.2 million the second quarter of 2024, compared to $78.3 million in the second quarter of 2023. We sweep deposits off our balance sheet to other institutions to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Short-term time deposits have been used minimally to provide liquidity cushions, for instance when short-term loan origination exceeds short-term deposit growth, as was the case in 2022. In 2023, we did not use short-term time deposits after the first quarter of the year. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,553,107	2.39%	$6,308,509	2.30%
Savings and money market	55,591	3.25%	78,074	3.66%
Time	—	—	20,794	4.13%
Total deposits	$6,608,698	2.40%	$6,407,377	2.32%

(1) Of the amounts shown for 2024 and 2023, $152.8 million and $177.0 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were no borrowings on either line at June 30, 2024 or December 31, 2023. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended June 30, 2024	92,412	N/A
Average during the year	46,892	5,739
Maximum month-end balance	125,000	450,000
Weighted average rate during the period	5.60%	4.72%
Rate at period end	—	—

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

Borrowings

At June 30, 2024, we had other long-term borrowings of $38.3 million compared to $38.6 million at December 31, 2023. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $65.0 million at June 30, 2024, compared to $69.6 million at December 31, 2023.

Shareholders’ Equity

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million and $100.0 million, in equal quarterly amounts, respectively, in 2021, 2022 and 2023, with $200 million originally planned for 2024. Subsequently, the second quarter 2024 planned repurchase was increased from $50 million to $100 million, with $50 million in repurchases planned for each remaining quarter of 2024. The planned amounts of such repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended June 30, 2024 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2023 Form 10-K.

As noted under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, the Company’s exposure to interest rate risk is managed through the use of guidelines which limit interest rate exposure to higher interest rates. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. While future Federal Reserve rate reductions may result in lower net interest income, such exposure to lower rates was significantly reduced in the third quarter of 2024 with the purchase of fixed rate securities. In addition to the aforementioned guidelines which the Company uses to manage interest rate risk, the Company utilizes an asset liability committee to provide oversight by multiple departments and senior officers.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 13. Legal” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
April 1, 2024 - April 30, 2024	528,354	$32.31	528,354	$182,929
May 1, 2024 - May 31, 2024	1,413,616	33.01	1,413,616	136,259
June 1, 2024 -June 30, 2024	1,076,435	33.68	1,076,435	100,000
Total	3,018,405	33.13	3,018,405	100,000

(1) During the second quarter of 2024, all shares of common stock were repurchased pursuant to the 2024 Repurchase Program, which was approved by the Board on October 26, 2023 and publicly announced on October 26, 2023. Under the 2024 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $50.0 million per quarter, for a maximum amount of $200.0 million in 2024. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

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

Item 5. Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1	The Bancorp, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2024)

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024)
31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Section 1350 Certifications*

32.2	Section 1350 Certifications*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

August 9, 2024	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 9, 2024	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary