Form 10-Q
period 2024-09-30
Bancorp, Inc.
filed 2024-11-07
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of October 28, 2024, there were 47,932,103 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
(Dollars in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$8,660	$4,820
Interest-earning deposits at Federal Reserve Bank	47,105	1,033,270
Total cash and cash equivalents	55,765	1,038,090

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss effective December 31, 2023	1,588,289	747,534
Commercial loans, at fair value	252,004	332,766
Loans, net of deferred loan fees and costs	5,906,616	5,361,139
Allowance for credit losses	(31,004)	(27,378)
Loans, net	5,875,612	5,333,761
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	21,717	15,591
Premises and equipment, net	28,091	27,474
Accrued interest receivable	42,915	37,534
Intangible assets, net	1,353	1,651
Other real estate owned	61,739	16,949
Deferred tax asset, net	9,604	21,219
Other assets	157,501	133,126
Total assets	$8,094,590	$7,705,695

LIABILITIES
Deposits
Demand and interest checking	$6,844,128	$6,630,251
Savings and money market	81,624	50,659
Total deposits	6,925,752	6,680,910

Securities sold under agreements to repurchase	—	42
Short-term borrowings	135,000	—
Senior debt	96,125	95,859
Subordinated debentures	13,401	13,401
Other long-term borrowings	38,157	38,561
Other liabilities	70,829	69,641
Total liabilities	7,279,264	6,898,414

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,230,334 and 53,202,630
shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	48,231	53,203
Additional paid-in capital	26,573	212,431
Retained earnings	723,247	561,615
Accumulated other comprehensive income (loss)	17,275	(19,968)
Total shareholders' equity	815,326	807,281

Total liabilities and shareholders' equity	$8,094,590	$7,705,695

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$116,483	$110,592	$345,797	$324,229
Investment securities:
Taxable interest	19,767	9,647	46,921	28,820
Tax-exempt interest	43	40	122	114
Interest-earning deposits	3,387	8,689	19,948	24,271
	139,680	128,968	412,788	377,434
Interest expense
Deposits	42,698	38,431	121,858	110,307
Short-term borrowings	1,030	—	2,344	234
Long-term borrowings	689	128	2,060	382
Senior debt	1,234	1,234	3,701	3,793
Subordinated debentures	297	293	880	825
	45,948	40,086	130,843	115,541
Net interest income	93,732	88,882	281,945	261,893
Provision for credit losses on loans	3,476	1,783	7,316	4,409
Provision (reversal) for unfunded commitments	79	(31)	(340)	(393)
Net interest income after provision for credit losses and provision reversal for unfunded commitments	90,177	87,130	274,969	257,877

Non-interest income
Fintech fees
ACH, card and other payment processing fees	3,892	2,553	9,856	7,153
Prepaid, debit card and related fees	23,907	21,513	72,948	67,013
Consumer credit fintech fees	1,600	—	1,740	—
Total fintech fees	29,399	24,066	84,544	74,166
Net realized and unrealized gains
on commercial loans, at fair value	606	525	2,205	4,171
Leasing related income	1,072	1,767	2,889	4,768
Other	1,031	422	2,574	2,000
Total non-interest income	32,108	26,780	92,212	85,105

Non-interest expense
Salaries and employee benefits	33,821	30,475	97,964	93,427
Depreciation	1,047	644	3,023	2,046
Rent and related occupancy cost	1,734	1,510	5,060	4,265
Data processing expense	1,408	1,404	4,252	4,123
Audit expense	403	446	1,081	1,255
Legal expense	1,055	1,203	2,509	3,110
FDIC insurance	904	806	2,618	2,233
Software	4,561	4,427	13,687	12,981
Insurance	1,246	1,321	3,866	3,935
Telecom and IT network communications	283	305	908	1,044
Consulting	418	448	1,558	1,412
Write-downs and other losses on other real estate owned	—	131	—	1,315
Other	6,375	4,339	14,887	14,286
Total non-interest expense	53,255	47,459	151,413	145,432
Income before income taxes	69,030	66,451	215,768	197,550
Income tax expense	17,513	16,314	54,136	49,282
Net income	$51,517	$50,137	$161,632	$148,268

Net income per share - basic	$1.06	$0.93	$3.18	$2.70

Net income per share - diluted	$1.04	$0.92	$3.15	$2.68
Weighted average shares - basic	48,759,369	54,175,184	50,807,021	54,828,547
Weighted average shares - diluted	49,478,236	54,738,610	51,361,104	55,336,354

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)

Net income	$51,517	$50,137	$161,632	$148,268
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	44,404	(4,310)	49,428	(2,510)
Reclassification adjustments for losses included in income	—	—	2	4
Other comprehensive income (loss)	44,404	(4,310)	49,430	(2,506)

Income tax expense (benefit) related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains (losses)	10,951	(1,164)	12,187	(678)
Reclassification adjustments for losses included in income	—	—	—	1
Income tax expense (benefit) related to items of other comprehensive income	10,951	(1,164)	12,187	(677)

Other comprehensive income (loss), net of tax and reclassifications into net income	33,453	(3,146)	37,243	(1,829)
Comprehensive income	$84,970	$46,991	$198,875	$146,439

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2024
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$807,281
Net income	—	—	—	56,429	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—
Stock-based compensation	—	—	3,317	—	—	3,317
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	(50,363)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	101
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$816,765

Net income	—	$—	$—	$53,686	$—	$53,686
Common stock issued from restricted units,
net of tax benefits	32,771	33	(33)	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Common stock repurchases and excise tax	(3,018,405)	(3,018)	(97,972)	—	—	(100,990)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,689	3,689
Balance at June 30, 2024	49,267,403	$49,268	$72,171	$671,730	$(16,178)	$776,991

Net income	—	$—	$—	$51,517	$—	$51,517
Common stock issued from restricted units,
net of tax benefits	—	—	—	—	—	—
Stock-based compensation	—	—	3,864	—	—	3,864
Common stock repurchases and excise tax	(1,037,069)	(1,037)	(49,462)	—	—	(50,499)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	33,453	33,453
Balance at September 30, 2024	48,230,334	$48,231	$26,573	$723,247	$17,275	$815,326

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2023
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive
	shares	stock	capital	earnings	(loss) income	Total

Balance at January 1, 2023	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	49,122	—	49,122
Common stock issued from option exercises,
net of tax benefits	13,158	13	92	—	—	105
Common stock issued from restricted units,
net of tax benefits	405,286	405	(405)	—	—	—
Stock-based compensation	—	—	3,169	—	—	3,169
Common stock repurchases and excise tax	(778,442)	(778)	(24,321)	—	—	(25,099)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,820	3,820
Balance at March 31, 2023	55,329,629	$55,330	$277,814	$418,441	$(26,437)	$725,148

Net income	—	$—	$—	$49,009	$—	$49,009
Common stock issued from option exercises,
net of tax benefits	—	—	—	—	—	—
Common stock issued from restricted units,
net of tax benefits	41,382	41	(41)	—	—	—
Stock-based compensation	—	—	2,750	—	—	2,750
Common stock repurchases and excise tax	(828,727)	(829)	(24,408)	—	—	(25,237)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(2,503)	(2,503)
Balance at June 30, 2023	54,542,284	$54,542	$256,115	$467,450	$(28,940)	$749,167

Net income	$—	$—	$—	$50,137	$—	$50,137
Common stock issued from option exercises,
net of tax benefits	—	—	—	—	—	—
Common stock issued from restricted units,
net of tax benefits	10,323	10	(10)	—	—	—
Stock-based compensation	—	—	2,775	—	—	2,775
Common stock repurchases and excise tax	(685,478)	(685)	(24,560)	—	—	(25,245)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	(3,146)	(3,146)
Balance at September 30, 2023	53,867,129	$53,867	$234,320	$517,587	$(32,086)	$773,688

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2024	2023
	(Dollars in thousands)
Operating activities
Net income	$161,632	$148,268
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,023	2,046
Provision for credit losses on loans	7,316	4,409
Provision reversal for unfunded commitments	(340)	(393)
Net amortization of investment securities discounts/premiums	(1,505)	703
Stock-based compensation expense	11,022	8,694
Realized gains on commercial loans, at fair value	(2,489)	(5,852)
Gain on sale of fixed assets	(53)	—
Write-down of other real estate owned	—	1,147
Change in fair value of commercial loans, at fair value	—	1,700
Change in fair value of derivatives	284	(19)
Loss on sales/calls of investment securities	2	4
Increase in accrued interest receivable	(5,381)	(2,154)
Increase in other assets	(31,120)	(44,804)
Increase in other liabilities	956	12,009
Net cash provided by operating activities	143,347	125,758

Investing activities
Purchase of investment securities available-for-sale	(969,436)	(48,989)
Proceeds from redemptions and prepayments of securities available-for-sale	179,880	55,151
Proceeds from sale of other real estate owned	—	2,044
Capitalized investment in other real estate owned	(926)	—
Sale of repossessed assets	8,924	6,671
Net (increase) decrease in loans	(599,161)	277,980
Proceeds from sale of fixed assets	133	—
Commercial loans, at fair value drawn during the period	—	(105,192)
Payments on commercial loans, at fair value	81,333	317,980
Purchases of premises and equipment	(4,367)	(12,369)
Net cash (used in) provided by investing activities	(1,303,620)	493,276

Financing activities
Net increase (decrease) in deposits	244,842	(525,642)
Net decrease in securities sold under agreements to repurchase	(42)	—
Proceeds from short-term borrowings	135,000	—
Redemption of senior debt	—	(3,273)
Proceeds from the issuance of common stock	—	105
Repurchases of common stock and excise tax	(201,852)	(74,999)
Net cash provided by (used in) financing activities	177,948	(603,809)

Net (decrease) increase in cash and cash equivalents	(982,325)	15,225

Cash and cash equivalents, beginning of period	1,038,090	888,189

Cash and cash equivalents, end of period	$55,765	$903,414

Supplemental disclosure:
Interest paid	$131,336	$117,473
Taxes paid	$62,158	$67,985
Non-cash investing and financing activities
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$43,864	$737
Leased vehicles transferred to repossessed assets	$8,291	$7,009

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc. (the “Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (the “Bank”). The Bank is a nationally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered bank, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty finance segment and its payments segment.

In the national specialty finance segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOCs”), cash value of insurance-backed lines of credit (“IBLOCs”) and investment advisor financing; leases (direct lease financing); small business loans (“SBLs”), consisting primarily of Small Business Administration (“SBA”) loans; and non-SBA commercial real estate bridge loans (“REBLs”). Consumer fintech lending is reflected in the payments segment.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the nine-month period ended September 30, 2024 may not necessarily be indicative of the results of operations for the full year ending December 31, 2024.

There have been no significant changes as of September 30, 2024 from the Company’s significant accounting policies as described in the 2023 Form 10-K.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Compensation (“ASC 718”). The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2024, the Company had three active stock-based compensation plans.

During the nine months ended September 30, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. During the nine months ended September 30, 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. There were no common stock options exercised in the nine-month period ended September 30, 2024. There were 13,158 stock options exercised in the nine-month period ended September 30, 2023.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2024	622,677	$15.35	6.90	$14,453,641
Granted	45,616	43.89	9.37	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2024	668,293	$17.30	6.37	$24,194,806
Exercisable at September 30, 2024	504,497	$12.00	5.83	$20,938,696

The Company granted 390,305 RSUs in the first nine months of 2024, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in the first nine months of 2024 had a weighted average fair value of $42.87 per unit. The Company granted 547,556 RSUs in the first nine months of 2023, of which 514,785 had a vesting period of three years and 32,771 had a vesting period of one year. At issuance, the 547,556 RSUs granted in the first nine months of 2023 had a weighted average fair value of $35.00 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2024	752,255	$32.53	1.66
Granted	390,305	42.87	2.21
Vested	(345,390)	30.39	—
Forfeited	—	—	—
Outstanding at September 30, 2024	797,170	$38.27	1.68

As of September 30, 2024, there was a total of $23.2 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. Related compensation expense for the three months ended September 30, 2024 and 2023 was $3.9 million and $2.8 million, respectively. Related compensation expense for the nine months ended September 30, 2024 and 2023 was $11.0 million and $8.7 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2024 and 2023, was $10.5 million and $6.4 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $14.8 million and $16.8 million, respectively.

For the nine-month periods ended September 30, 2024 and 2023, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2024	2023
Risk-free interest rate	4.17%	3.67%
Expected dividend yield	—	—
Expected volatility	44.76%	45.21%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended September 30, 2024 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data or acceptable expedients.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$51,517	48,759,369	$1.06
Effect of dilutive securities
Common stock options and RSUs	—	718,867	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$51,517	49,478,236	$1.04

Stock options for 622,677 shares, exercisable at prices between $6.87 and $35.17 per share, were outstanding at September 30, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three month period ended September 30, 2024. Stock options for 45,616 shares were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$161,632	50,807,021	$3.18
Effect of dilutive securities
Common stock options and RSUs	—	554,083	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$161,632	51,361,104	$3.15

Stock options for 565,104 shares, exercisable at prices between $6.87 and $30.32 per share, were outstanding at September 30, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the nine-month period ended September 30, 2024. Stock options for 103,189 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2023, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three month period ended September 30, 2023. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at September 30, 2023, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the nine-month period ended September 30, 2023. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at September 30, 2024 and December 31, 2023 are summarized as follows (dollars in thousands):

Available-for-sale	September 30, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$31,622	$114	$(718)	$—	$31,018
Asset-backed securities(1)	236,794	157	(27)	—	236,924
Tax-exempt obligations of states and political subdivisions	7,860	97	(26)	—	7,931
Taxable obligations of states and political subdivisions	35,366	12	(371)	—	35,007
Residential mortgage-backed securities	448,761	18,536	(3,689)	—	463,608
Collateralized mortgage obligation securities	29,433	—	(940)	—	28,493
Commercial mortgage-backed securities	775,393	21,544	(11,629)	—	785,308
Corporate debt securities	10,000	—	—	(10,000)	—
	$1,575,229	$40,460	$(17,400)	$(10,000)	$1,588,289

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,754	$—	$(6)	$2,748
Collateralized loan obligation securities	234,040	157	(21)	234,176
	$236,794	$157	$(27)	$236,924

Available-for-sale	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$35,346	$6	$(1,466)	$—	$33,886
Asset-backed securities(1)	327,159	9	(1,815)	—	325,353
Tax-exempt obligations of states and political subdivisions	4,860	39	(48)	—	4,851
Taxable obligations of states and political subdivisions	43,323	15	(952)	—	42,386
Residential mortgage-backed securities	169,882	108	(9,223)	—	160,767
Collateralized mortgage obligation securities	35,575	—	(1,537)	—	34,038
Commercial mortgage-backed securities	157,759	—	(11,506)	—	146,253
Corporate debt securities	10,000	—	—	(10,000)	—
	$783,904	$177	$(26,547)	$(10,000)	$747,534

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,032	$—	$(49)	$5,983
Collateralized loan obligation securities	321,127	9	(1,766)	319,370
	$327,159	$9	$(1,815)	$325,353

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $21.7 million at September 30, 2024, and $15.6 million at December 31, 2023. At each of those dates, ACBB stock amounted to $40,000. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at September 30, 2024, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$61,915	$61,234
Due after one year through five years	131,811	130,897
Due after five years through ten years	724,661	740,659
Due after ten years	656,842	655,499
	$1,575,229	$1,588,289

The Company pledges loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged at September 30, 2024, and December 31, 2023. There were no gross realized gains on sales of securities for the three and nine months ended September 30, 2024 and September 30, 2023. There were no realized losses on securities sales for the three months ended September 30, 2024 and September 30, 2023. Realized losses on securities sales/calls were $2,000 and $4,000, respectively, for the nine months ended September 30, 2024 and September 30, 2023.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2024 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	13	$17	$—	$15,171	$(718)	$15,188	$(718)
Asset-backed securities	16	43,265	(8)	34,734	(19)	77,999	(27)
Tax-exempt obligations of states and
political subdivisions	1	—	—	1,134	(26)	1,134	(26)
Taxable obligations of states and
political subdivisions	19	—	—	29,331	(371)	29,331	(371)
Residential mortgage-backed securities	100	536	(1)	40,110	(3,688)	40,646	(3,689)
Collateralized mortgage obligation securities	19	—	—	28,493	(940)	28,493	(940)
Commercial mortgage-backed securities	54	35,020	(152)	189,928	(11,477)	224,948	(11,629)
Total unrealized loss position
investment securities	222	$78,838	$(161)	$338,901	$(17,239)	$417,739	$(17,400)

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

The Company owns one trust preferred security, issued by an insurance company, which was purchased in 2006, and owns no other such security or similar security. At September 30, 2024, this security had a cost basis of $10.0 million, and comprises the balance of the corporate debt securities classification in the tables above. The Bank provided for a potential loss for the full amount of the $10.0 million par value of the trust preferred security through a provision for credit loss of $10.0 million in the fourth quarter of 2023. Interest payments on the trust preferred security have been deferred, as permitted by its terms for periods up to five years. While the trust preferred security has previously been subject to interest deferral which was repaid, there can be no assurance that repayment will occur for the current deferral. The Company has evaluated the securities in the above tables as of September 30, 2024 and has concluded that, except for the trust preferred security discussed above, none of these securities required an allowance for credit loss (“ACL”).

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

Note 6. Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. In 2024, the Company began making consumer fintech loans which consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At September 30, 2024, such loans comprised $158.1 million of the $252.0 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $252.0 million commercial loans at fair value was $255.7 million. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the estimated fair value of such loans. For the nine months ended September 30, 2024, there were no related net unrealized losses or gains recognized for changes in fair value. For the nine months ended September 30, 2023, related net unrealized losses recognized for changes in fair value were $1.7 million, $365,000 of which reflected losses attributable to credit weaknesses. In the third quarter of 2021, the Company resumed the origination of non-SBA commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines maintained are consistent with the Bank’s liquidity policy which maximizes potential liquidity. At September 30, 2024, $2.46 billion of loans were pledged to the Federal Reserve Bank and $2.21 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There was $135.0 million drawn against the FHLB line at September 30, 2024.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of September 30, 2024, the principal balance of the Bank’s CRE-2-issued security was $12.6 million. As a result of the reduced excess of appraised value over the Bank’s principal and accruing interest based on new appraisals, the $12.6 million principal was placed in nonaccrual status and $1.3 million was reversed from securities interest in the second quarter of 2024. While the appraised values allocable to the Bank’s security exceed the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $280.1 million of consumer fintech loans at September 30, 2024, $111.0 million consisted of secured credit card loans, with the balance consisting of other short-term extensions of credit. Consumers do not pay interest on the majority of consumer fintech loan balances, including secured credit card loans. The majority of the income on those loans is reflected in non-interest income under “Consumer credit fintech fees” and originate with the marketers and servicers for those loans. The secured credit card balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Related fee income is reflected in the “Consumer credit fintech fees” line of the income statement.

Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
SBL non-real estate	$179,915	$137,752
SBL commercial mortgage	665,608	606,986
SBL construction	30,158	22,627
SBLs	875,681	767,365
Direct lease financing	711,836	685,657
SBLOC / IBLOC(1)	1,543,215	1,627,285
Advisor financing(2)	248,422	221,612
Real estate bridge loans	2,189,761	1,999,782
Consumer fintech(3)	280,092	—
Other loans(4)	46,586	50,638
	5,895,593	5,352,339
Unamortized loan fees and costs	11,023	8,800
Total loans, including unamortized loan fees and costs	$5,906,616	$5,361,139

	September 30,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,582 and $9,502
for September 30, 2024 and December 31, 2023, respectively	$885,263	$776,867

SBLs included in commercial loans, at fair value	93,888	119,287
Total SBLs(5)	$979,151	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At September 30, 2024 and December 31, 2023, IBLOC loans amounted to $554.0 million and $646.9 million, respectively.

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

(3) Consumer fintech loans included $111.0 million of secured credit card loans, with the balance consisting of other short-term extensions of credit.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $960,000 and $1.7 million at September 30, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

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

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	September 30, 2024				December 31, 2023
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$2,236	$524	$811	$3,047	$1,842
SBL commercial mortgage	1,814	931	3,084	4,898	2,381
SBL construction	1,585	118	—	1,585	3,385
Direct leasing	3,211	1,867	708	3,919	3,785
Real estate bridge loans	—	—	12,300	12,300	—
Other loans	—	—	—	—	132
	$8,846	$3,440	$16,903	$25,749	$11,525

The Company had $61.7 million of other real estate owned (“OREO”) at September 30, 2024, and $16.9 million of OREO at December 31, 2023. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$3,047	$1,842
SBL commercial mortgage	4,898	2,381
SBL construction	1,585	3,385
Direct leasing	3,919	3,785
Real estate bridge loans	12,300	—
Other loans	—	132
Total non-accrual loans	25,749	11,525

Loans past due 90 days or more and still accruing(1)	4,737	1,744
Total non-performing loans	30,486	13,269
OREO(2)	61,739	16,949
Total non-performing assets	$92,225	$30,218

(1) The majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays.

(2) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at September 30, 2024, with a balance at that date of $40.3 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The $40.3 million balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 84% “as is” loan to value (“LTV”), with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The Company entered into a purchase and sale agreement for that apartment property acquired by the Bank through foreclosure. The purchaser has made earnest money deposits of $375,000, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline. The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits are expected to accrue to the Company. The nonaccrual balances in this table as of September 30, 2024, are also reflected in the substandard loan totals.

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2024 and 2023, was $886,000 and $621,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, $1.0 million of REBL, $69,000 of direct leasing, $130,000 of SBL commercial real estate, and $33,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the nine months ended September 30, 2023, $89,000 of legacy commercial real estate,

$89,000 of SBL commercial real estate, $10,000 of SBL non-real estate, $13,000 of IBLOC, and $71,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. Material amounts of prior year non-accrual interest reversals are charged to the ACL, but such amounts were not material during either the nine months ended September 30, 2024 or 2023. In the third quarter of 2024 $815,000 of interest was reversed from interest income as a result of REBL loan modifications.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

During the three month and year-to-date periods ended September 30, 2024 and September 30, 2023, loans modified and related information are as follows (dollars in thousands):

	Three months ended September 30, 2024					Three months ended September 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$819	$—	$—	$819	0.46%	$—	$—	—
SBL commercial mortgage	—	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—	—
Real estate bridge loans	—	55,336	—	55,336	2.53%	—	—	—
Total	$819	$55,336	$—	$56,155	0.95%	$—	$—	—

	Nine months ended September 30, 2024					Nine months ended September 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$2,484	$—	$—	$2,484	1.38%	$156	$156	0.12%
SBL commercial mortgage	3,271	—	—	3,271	0.49%	—	—	—
Direct lease financing	—	—	2,521	2,521	0.35%	—	—	—
Real estate bridge loans(1)	—	87,836	—	87,836	4.01%	—	—	—
Total	$5,755	$87,836	$2,521	$96,112	1.63%	$156	$156	—

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, sometimes utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended September 30, 2024 and September 30, 2023 presented by loan classification (dollars in thousands):

Three months ended September 30, 2024
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$321	$321	$498	$819
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge loans	—	—	—	—	—	55,336	55,336
	$—	$—	$—	$321	$321	$55,834	$56,155

Three months ended September 30, 2023
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—

	Nine months ended September 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,046	$1,046	$1,438	$2,484
SBL commercial mortgage	—	—	—	—	—	3,271	3,271
Direct lease financing	—	2,521	—	—	2,521	—	2,521
Real estate bridge loans(1)	—	—	—	—	—	87,836	87,836
	$—	$2,521	$—	$1,046	$3,567	$92,545	$96,112

	Nine months ended September 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$156	$156

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, sometimes utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

The following table describes the financial effect of the modifications made during the three month and year-to-date periods ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	0.46%	—	—	—
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—
Real estate bridge loans	1.27%	—	—	—	—	—

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	1.38%	—	—	0.12%
SBL commercial mortgage	—	—	0.49%	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans(1)	1.42%	—	1.23%	—	—	—

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, sometimes utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

While borrowers for a $12.3 million apartment property loan which had a six month payment deferral granted in the fourth quarter of 2023 have not resumed payments, the related “as is” and “as stabilized” LTV based on a May 2024 appraisal were 72% and 56%, respectively. That balance comprises the balance of REBL nonaccrual loans as of September 30, 2024. The “as stabilized” LTV measures the apartment property’s value after renovations have been completed and units have generally been re-leased.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified for the periods ended September 30, 2024 or December 31, 2023.

Of the $84.4 million special mention and $155.4 million substandard REBL loans at September 30, 2024, $55.3 million were modified in the third quarter of 2024 and received reductions in interest rates and payment deferrals. Included in the $155.4 million was $26.9 million which had been modified in first quarter 2024 with a six month payment deferral. The third quarter additional modification was for an additional three month payment deferral and a partial nine month payment deferral.

Not included in the $55.3 million of REBL loans were (i) $19.3 million which was recapitalized with a new borrower, who negotiated a partial interest deferral and rate reduction, and (ii) $37.3 million which is accounted for at fair value, and as such, not reflected in modification totals. While payment deferrals have generally been for three to twelve months, that loan was granted a 15 month payment deferral, followed by a nine month partial payment deferral, in addition to an interest rate reduction. Going forward, the Company will not be accruing interest on this loan. The weighted average “as is” and “as stabilized” LTVs for the $19.3 million balance were 72% and 68%, respectively, while those LTVs for the $37.3 million were 73% and 65%, respectively.

There were $56.2 million and $96.1 million of total loans classified as modified for the three month and year-to-date periods ended September 30, 2024, respectively, with specific reserves of zero and $5,000, for the three month and year-to-date periods ended September 30, 2024, respectively. There were zero and $156,000 of loans classified as modified for the three month and year-to-date periods ended September 30, 2023. Substantially all of the reserves at September 30, 2024 related to the non-guaranteed portion of SBA loans.

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve and current economic conditions, and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for review. With the exception of SBLOC and IBLOC, which utilize probability of default/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$28,815	$78,143	$29,382	$19,517	$5,969	$5,880	$—	$167,706
Special mention	—	—	—	667	215	149	—	1,031
Substandard	443	964	1,995	1,438	451	1,141	—	6,432
Total SBL non-real estate	29,258	79,107	31,377	21,622	6,635	7,170	—	175,169

SBL commercial mortgage
Pass	100,153	96,812	133,887	78,897	64,899	151,737	—	626,385
Special mention	—	—	534	1,108	—	2,413	—	4,055
Substandard	—	13,285	1,380	12,233	254	3,606	—	30,758
Total SBL commercial mortgage	100,153	110,097	135,801	92,238	65,153	157,756	—	661,198

SBL construction
Pass	8,829	12,363	2,394	3,625	927	—	—	28,138
Substandard	—	—	—	1,310	—	710	—	2,020
Total SBL construction	8,829	12,363	2,394	4,935	927	710	—	30,158

Direct lease financing
Non-rated	3,413	—	—	—	—	—	—	3,413
Pass	226,080	218,088	151,653	53,905	20,283	7,295	—	677,304
Special mention	2,079	2,403	2,837	1,922	136	113	—	9,490
Substandard	3,987	7,144	7,593	2,633	172	100	—	21,629
Total direct lease financing	235,559	227,635	162,083	58,460	20,591	7,508	—	711,836

SBLOC
Non-rated	—	—	—	—	—	—	3,991	3,991
Pass	—	—	—	—	—	—	985,272	985,272
Total SBLOC	—	—	—	—	—	—	989,263	989,263

IBLOC
Non-rated	—	—	—	—	—	—	52	52
Pass	—	—	—	—	—	—	553,351	553,351
Special mention	—	—	—	—	—	—	46	46
Substandard	—	—	—	—	—	—	503	503
Total IBLOC	—	—	—	—	—	—	553,952	553,952

Advisor financing
Pass	54,214	86,674	55,480	23,241	18,511	—	—	238,120
Special mention	—	—	1,031	8,431	840	—	—	10,302
Total advisor financing	54,214	86,674	56,511	31,672	19,351	—	—	248,422

Real estate bridge loans
Pass	353,084	421,321	807,514	368,011	—	—	—	1,949,930
Special mention(1)	16,913	—	36,318	31,153	—	—	—	84,384
Substandard(1)	27,644	—	103,875	23,928	—	—	—	155,447
Total real estate bridge loans	397,641	421,321	947,707	423,092	—	—	—	2,189,761

Other loans
Non-rated	281,052	—	—	—	—	10,320	—	291,372
Pass	727	163	257	353	2,607	38,612	1,445	44,164
Special mention	—	—	—	—	—	298	—	298
Total other loans(2)	281,779	163	257	353	2,607	49,230	1,445	335,834

	$1,107,433	$937,360	$1,336,130	$632,372	$115,264	$222,374	$1,544,660	$5,895,593

Unamortized loan fees and costs	—	—	—	—	—	—	—	11,023
Total								$5,906,616

(1) For the special mention and substandard real estate bridge loans, recent appraisals reflect a respective weighted average “as is” LTV of 77% and a further estimated 68% “as stabilized” LTV. The “as stabilized” LTV reflects the third-party appraiser’s estimate of value after rehabilitation is complete. The special mention and substandard real estate bridge loans shown in 2024 reflected loans to new borrowers with greater financial capacity, with their original financing in the 2021 and 2022 vintages.

(2) Included in Other loans are $9.2 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of September 30, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short-term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and

funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $1.6 million remaining to be reimbursed as of September 30, 2024. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are securitized by those properties. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. The Bancorp has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rentals stabilized for an extended period, before being refinanced at lower rates through U.S. Government Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which the Company considers to be working class apartments at more affordable rental rates. As charge-offs have generally not been experienced for multifamily (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in classified loan balances, changes in economic conditions and underlying collateral and portfolio performance. In the third quarter of 2024, as a result of increased levels of loans classified as special mention or substandard, a new qualitative factor related to the level of such classified loans was added.

Consumer fintech loans. Consumer fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. The majority of secured credit card balances are collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Fee income for consumer fintech loans is reflected in the “Consumer credit fintech fees” line of the income statement.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of September 30, 2024 and as of December 31, 2023 was $2.3 million and $2.6 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs	(431)	—	—	(3,625)	—	—	—	—	(16)	—	(4,072)
Recoveries	102	—	—	279	—	—	—	—	1	—	382
Provision (credit)	(757)	252	26	5,404	(41)	201	2,387	—	(156)	—	7,316
Ending balance	$4,973	$3,072	$311	$12,512	$772	$1,863	$7,127	$—	$374	$—	$31,004

Ending balance: Individually evaluated for expected credit loss	$585	$931	$117	$1,867	$—	$—	$—	$—	$—	$—	$3,500

Ending balance: Collectively evaluated for expected credit loss	$4,388	$2,141	$194	$10,645	$772	$1,863	$7,127	$—	$374	$—	$27,504

Loans:
Ending balance	$179,915	$665,608	$30,158	$711,836	$1,543,215	$248,422	$2,189,761	$280,092	$46,586	$11,023	$5,906,616

Ending balance: Individually evaluated for expected credit loss	$3,113	$4,898	$1,585	$3,919	$—	$—	$12,300	$—	$222	$—	$26,037

Ending balance: Collectively evaluated for expected credit loss	$176,802	$660,710	$28,573	$707,917	$1,543,215	$248,422	$2,177,461	$280,092	$46,364	$11,023	$5,880,579

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	—	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$—	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$—	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$—	$50,276	$8,800	$5,349,307

	September 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	—	—	(2,804)	—	—	—	—	(3)	—	(3,678)
Recoveries	446	75	—	220	—	—	—	—	299	—	1,040
Provision (credit)	1,250	19	(323)	3,583	(291)	203	335	—	(367)	—	4,409
Ending balance	$5,853	$2,679	$242	$8,971	$876	$1,496	$3,456	$—	$572	$—	$24,145

Ending balance: Individually evaluated for expected credit loss	$566	$419	$44	$774	$17	$—	$—	$—	$11	$—	$1,831

Ending balance: Collectively evaluated for expected credit loss	$5,287	$2,260	$198	$8,197	$859	$1,496	$3,456	$—	$561	$—	$22,314

Loans:
Ending balance	$130,579	$547,107	$19,204	$670,208	$1,720,513	$199,442	$1,848,224	$—	$55,800	$7,895	$5,198,972

Ending balance: Individually evaluated for expected credit loss	$1,337	$2,945	$3,385	$3,351	$475	$—	$—	$—	$3,919	$—	$15,412

Ending balance: Collectively evaluated for expected credit loss	$129,242	$544,162	$15,819	$666,857	$1,720,038	$199,442	$1,848,224	$—	$51,881	$7,895	$5,183,560

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
SBL non-real estate
Current period charge-offs	$(14)	$(53)	$—	$(101)	$(192)	$(71)	$(431)
Current period recoveries	—	7	—	—	—	95	102
Current period SBL non-real estate net charge-offs	(14)	(46)	—	(101)	(192)	24	(329)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(478)	(2,274)	(810)	(46)	(14)	(3,625)
Current period recoveries	—	39	155	67	8	10	279
Current period direct lease financing net charge-offs	(3)	(439)	(2,119)	(743)	(38)	(4)	(3,346)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	(6)	—	—	—	(10)	(16)
Current period recoveries	—	—	—	—	—	1	1
Current period other loans net recoveries	—	(6)	—	—	—	(9)	(15)

Total
Current period charge-offs	(17)	(537)	(2,274)	(911)	(238)	(95)	(4,072)
Current period recoveries	—	46	155	67	8	106	382
Current period net charge-offs	$(17)	$(491)	$(2,119)	$(844)	$(230)	$11	$(3,690)

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2024 or December 31, 2023. In the first nine months of 2024, the Company purchased $35.9 million of SBLs, none of which were credit deteriorated. Additionally, in the first nine months of 2024, the Company participated in SBLs with other institutions in the amount of $7.5 million.

The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the nine months ended September 30, 2024, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	September 30, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$72	$322	$758	$3,047	$4,199	$175,716	$179,915
SBL commercial mortgage	—	—	336	4,898	5,234	660,374	665,608
SBL construction	—	—	—	1,585	1,585	28,573	30,158
Direct lease financing	5,791	12,883	1,260	3,919	23,853	687,983	711,836
SBLOC / IBLOC	10,251	2,014	2,383	—	14,648	1,528,567	1,543,215
Advisor financing	—	—	—	—	—	248,422	248,422
Real estate bridge loans(1)	—	—	—	12,300	12,300	2,177,461	2,189,761
Consumer fintech	4,021	4	—	—	4,025	276,067	280,092
Other loans	—	—	—	—	—	46,586	46,586
Unamortized loan fees and costs	—	—	—	—	—	11,023	11,023
	$20,135	$15,223	$4,737	$25,749	$65,844	$5,840,772	$5,906,616

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) The $12.3 million shown in the non-accrual column for real estate bridge loans is collateralized by apartment building property with respective 72% and 56% “as is” and “as stabilized” LTVs, respectively, based upon a May 2024 appraisal. “As stabilized” LTVs represent additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (dollars in thousands):

Remaining 2024	$64,912
2025	195,067
2026	169,273
2027	96,674
2028	49,469
2029 and thereafter	15,845
Total undiscounted cash flows	591,240
Residual value(1)	224,392
Difference between undiscounted cash flows and discounted cash flows	(103,796)
Present value of lease payments recorded as lease receivables	$711,836

(1) Of the $224,392,000, $49,856,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2024 and December 31, 2023, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2024, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $5.2 million at September 30, 2024 and $5.7 million at December 31, 2023.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $4,800 and $164,000 for legal services for the nine months ended September 30, 2024 and 2023, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $55.8 million and $1.04 billion as of September 30, 2024 and December 31, 2023, respectively, which approximated fair values.

The estimated Level 2 fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the third quarter of 2024 and 2023, there were no transfers between the three levels.

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

The following tables provide information regarding carrying amounts and estimated fair values (dollars in thousands) as of the dates indicated:

	September 30, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,588,289	$1,588,289	$—	$1,576,972	$11,317
Federal Reserve, FHLB and ACBB stock	21,717	21,717	—	—	21,717
Commercial loans, at fair value	252,004	252,004	—	—	252,004
Loans, net of deferred loan fees and costs	5,906,616	5,807,267	—	—	5,807,267
Demand and interest checking	6,844,128	6,844,128	—	6,844,128	—
Savings and money market	81,624	81,624	—	81,624	—
Senior debt	96,125	93,726	—	93,726	—
Subordinated debentures	13,401	10,991	—	—	10,991
Other long-term borrowings	38,157	38,157	—	38,157	—
Short-term borrowings	135,000	135,000	135,000	—	—

	December 31, 2023
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Other long-term borrowings	38,561	38,561	—	38,561	—
Securities sold under agreements to repurchase	42	42	42	—	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$31,018	$—	$31,018	$—
Asset-backed securities	236,924	—	236,924	—
Obligations of states and political subdivisions	42,938	—	42,938	—
Residential mortgage-backed securities	463,608	—	463,608	—
Collateralized mortgage obligation securities	28,493	—	28,493	—
Commercial mortgage-backed securities	785,308	—	773,991	11,317
Total investment securities, available-for-sale	1,588,289	—	1,576,972	11,317
Commercial loans, at fair value	252,004	—	—	252,004
	$1,840,293	$—	$1,576,972	$263,321

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$33,886	$—	$33,886	$—
Asset-backed securities	325,353	—	325,353	—
Obligations of states and political subdivisions	47,237	—	47,237	—
Residential mortgage-backed securities	160,767	—	160,767	—
Collateralized mortgage obligation securities	34,038	—	34,038	—
Commercial mortgage-backed securities	146,253	—	134,182	12,071
Total investment securities, available-for-sale	747,534	—	735,463	12,071
Commercial loans, at fair value	332,766	—	—	332,766
Interest rate swaps, asset	285	—	285	—
	$1,080,585	$—	$735,748	$344,837

The Company’s year-to-date Level 3 asset activity for the categories shown are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Beginning balance	$12,071	$20,023	$332,766	$589,143
Transfers to OREO	—	—	(1,744)	(2,686)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	2,489	3,869
Included in earnings (included in credit loss)	—	(10,000)	—	—
Included in other comprehensive income (loss)	(754)	2,048	—	—
Purchases, advances, sales and settlements
Advances	—	—	—	134,256
Settlements	—	—	(81,507)	(391,816)
Ending balance	$11,317	$12,071	$252,004	$332,766

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(3,085)

The Company’s year-to-date OREO activity is summarized below (dollars in thousands) as of the dates indicated:

	September 30, 2024	December 31, 2023
Beginning balance	$16,949	$21,210
Transfer from loans, net	42,120	—
Transfer from commercial loans, at fair value	1,744	2,686
Advances	926	—
Write-downs	—	(1,147)
Sales	—	(5,800)
Ending balance	$61,739	$16,949

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2024	Valuation techniques	Unobservable inputs	September 30, 2024	September 30, 2024

Commercial mortgage-backed investment
security(1)	$11,317	Discounted cash flow	Discount rate	15.00%	15.00%

Commercial - SBA(2)	93,888	Discounted cash flow	Discount rate	7.10%	7.10%
Non-SBA commercial real estate - fixed(3)	146,701	Discounted cash flow	Discount rate	7.00%-10.80%	8.82%
Non-SBA commercial real estate - floating(4)	11,415	Discounted cash flow	Discount rate	9.20%-16.20%	12.02%
Commercial loans, at fair value	252,004

OREO(5)	61,739	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2023	Valuation techniques	Unobservable inputs	December 31, 2023	December 31, 2023
Commercial mortgage-backed investment
security	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%

Commercial - SBA	119,287	Discounted cash flow	Discount rate	7.46%	7.46%
Non-SBA commercial real estate - fixed	162,674	Discounted cash flow and appraisal	Discount rate	8.00%-12.30%	8.76%
Non-SBA commercial real estate - floating	50,805	Discounted cash flow	Discount rate	9.30%-16.50%	14.19%
Commercial loans, at fair value	332,766

OREO	16,949	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the September 30, 2024 table.

(1) Commercial mortgage-backed investment security, consisting of a single bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other subordinated tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security, which was transferred to nonaccrual status in the third quarter of 2024, see “Note 6. Loans.”

(2) Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker-dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for these seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

(3) Non-SBA commercial real estate – fixed are fixed rate non-SBA commercial real estate mortgages. These loans are fair valued by a third-party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(4) Non-SBA commercial real estate – floating are floating rate non-SBA loans, the majority of which are secured by multifamily properties (apartments). These are bridge loans designed to provide owners time and funding for property improvements and are generally valued using discounted cash flow analysis. The discount rate for the vast majority of these loans was based upon current origination rates for similar loans. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate. At September 30, 2024, these loans were fair valued by a third-party, based upon discounting at market rates for similar loans.

(5) For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (dollars in thousands). The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values.

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$5,410	$—	$—	$5,410
OREO	61,739	—	—	61,739
	$67,149	$—	$—	$67,149

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$8,944	$—	$—	$8,944
OREO	16,949	—	—	16,949
	$25,893	$—	$—	$25,893

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At September 30, 2024, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown at an estimated fair value of $5.4 million. To arrive at that fair value, related loan principal of $8.9 million was reduced by specific reserves of $3.5 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten-year period. Amortization expense is $340,000 per year ($539,000 over the next three years). The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2024, and December 31, 2023, respectively, the accumulated amortization expense was $2.9 million and $2.6 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization expense was $273,000 at September 30, 2024 and $230,000 at December 31, 2023. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at September 30, 2024 and December 31, 2023 are presented below:

	September 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,138	$4,093	$2,840
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,138	$4,491	$2,840

Note 10. Recent Accounting Pronouncements

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

Note 11. Shareholders’ Equity

On October 20, 2021, the Board of Directors (the “Board”) approved a common stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased $15.0 million in value of the Company’s common stock in each quarter of 2022.

On October 26, 2022, the Board approved a common stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”). Under the 2023 Repurchase Program, the Company repurchased $25.0 million in value of the Company’s common stock in each quarter of 2023.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”), which authorizes the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2024 Repurchase Program may be modified or terminated at any time. During the three and nine months ended September 30, 2024, the Company repurchased 1,037,069 shares and 5,317,686 shares of its common stock in the open market under the 2024 Repurchase Program at an average price of $48.22 per share and $37.61 per share, respectively.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2024
The Bancorp, Inc.	9.86%	13.62%	14.19%	13.62%
The Bancorp Bank, National Association	10.94%	15.11%	15.67%	15.11%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 13. Legal

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-

loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied and the case is in preliminary stages of discovery. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for automated clearing house (“ACH”) transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties. As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. On September 12, 2024, the Bank’s partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims was denied on procedural grounds and without reaching the issues the Bank raised in its partial motion to dismiss. On October 31, 2024, Cachet filed its Second Amended Complaint, which as related to the Bank, is substantially similar to the First Amended Complaint; however, the Second Amended Complaint seeks only “damages in amount to be proven at trial” whereas the First Amended Complaint sought “damages in amount to be proven but in no event less than $150 million.” The Bank will defend against the Second Amended Complaint and respond to the Second Amended Complaint in compliance with applicable deadlines, as may be amended. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

Note 14. Segment Financials

The Company’s operations can be classified under three segments: payments, specialty finance and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. The payments segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH proccessing and other payments related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL (real estate bridge lending) comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resouces, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income before non-interest expense allocation”. That subtotal presents an income subotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. It also reflects a market-based allocation of interest expense to financing segments which utilize funding from deposits generated by the payments segment, which earns offsetting interest income. That allocation is shown in the “Interest allocation” line item. The rate utilized for the allocation corresponds to an estimated average of the three year FHLB rate. The payments segment interest expense line item consists of interest expense actually incurred to generate its deposits, which is the Company’s actual cost of funds. That actual cost is allocated to the corporate segment which requires funding for the Company’s investment securities portfolio.

The more significant non-interest expense categories correspond to the Company’s consolidated statements of operations and include salaries and employee benefits, data processing and software expenses that are incurred directly by those segments. Expenses incurred by departments which provide support services to the segments also include those categories of expense and others which are allocated to segments based on estimated usage. Those support department allocations are reflected in the “Risk, financial crimes and compliance” and “Information technology and operations” line items. Other expenses not shown separately are monitored for purposes of expense management, but, unless atypically high, are ordinarily of lesser significance than the categories noted above.

For the payments segment, deposit growth and the cost thereof and non-interest income growth, are factors in the decision making process and are respectively reported in the consolidated statemens of operations. For specialty finance, loan growth and related yields are factors in decision making. Comparative loan balance information measuring loan growth is presented in Note-E Loans. In addition to consideration of the above profitability and growth aspects of its operations, decision making is focused on the management of current and future potential risks. Such risks include, but are not limited to, credit, interest rate, liquidity, regulatory, and reputation. The loan committee provides support and oversight for credit risk, while the asset liability committee provides support and oversight over pricing, duration and liquidity. The risk committee provides further oversight over those areas in addition to regulatory, reputation and other risks.

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the three months ended September 30, 2024
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$32	$51,994	$30,765	$32,278	$24,611	$139,680
Interest allocation	61,532	(23,193)	(16,223)	(16,521)	(5,595)	—
Interest expense	40,932	—	906	14	4,096	45,948
Net interest income	20,632	28,801	13,636	15,743	14,920	93,732
Provision for credit losses	—	2,245	93	1,218	(1)	3,555
Non-interest income	29,431	782	214	1,656	25	32,108
Direct non-interest expense
Salaries and employee benefits	3,803	921	2,195	4,819	22,083	33,821
Data processing expense	388	43	576	2	399	1,408
Software	122	26	741	435	3,237	4,561
Other	2,318	1,062	538	1,905	7,642	13,465
Income before non-interest expense allocations	43,432	25,286	9,707	9,020	(18,415)	69,030
Non-interest expense allocations
Risk, financial crimes, and compliance	6,719	536	748	1,215	(9,218)	—
Information technology and operations	3,420	191	1,498	1,876	(6,985)	—
Other allocated expenses	4,000	752	1,656	1,793	(8,201)	—
Total non-interest expense allocations	14,139	1,479	3,902	4,884	(24,404)	—
Income before taxes	29,293	23,807	5,805	4,136	5,989	69,030
Income tax expense	7,432	6,040	1,473	1,049	1,519	17,513
Net income	$21,861	$17,767	$4,332	$3,087	$4,470	$51,517

	For the three months ended September 30, 2023
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$54	$49,945	$33,543	$26,240	$19,186	$128,968
Interest allocation	72,304	(26,664)	(22,363)	(19,077)	(4,200)	—
Interest expense	37,186	127	990	—	1,783	40,086
Net interest income	35,172	23,154	10,190	7,163	13,203	88,882
Provision for credit losses	—	8	132	1,874	(262)	1,752
Non-interest income	24,101	1,040	—	1,998	(359)	26,780
Direct non-interest expense
Salaries and employee benefits	3,332	924	2,230	4,038	19,951	30,475
Data processing expense	328	42	609	1	424	1,404
Software	143	25	706	331	3,222	4,427
Other	2,512	734	540	2,173	5,194	11,153
Income before non-interest expense allocations	52,958	22,461	5,973	744	(15,685)	66,451
Non-interest expense allocations
Risk, financial crimes, and compliance	6,567	318	471	660	(8,016)	—
Information technology and operations	3,248	214	1,701	1,643	(6,806)	—
Other allocated expenses	2,903	573	1,489	1,558	(6,523)	—
Total non-interest expense allocations	12,718	1,105	3,661	3,861	(21,345)	—
Income before taxes	40,240	21,356	2,312	(3,117)	5,660	66,451
Income tax expense (benefit)	9,879	5,243	568	(765)	1,389	16,314
Net income (loss)	$30,361	$16,113	$1,744	$(2,352)	$4,271	$50,137

	For the nine months ended September 30, 2024
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$33	$157,010	$91,987	$92,316	$71,442	$412,788
Interest allocation	196,251	(73,570)	(53,111)	(52,499)	(17,071)	—
Interest expense	117,884	—	2,607	25	10,327	130,843
Net interest income	78,400	83,440	36,269	39,792	44,044	281,945
Provision for credit losses	—	2,555	166	4,427	(172)	6,976
Non-interest income	84,639	2,646	214	4,251	462	92,212
Direct non-interest expense
Salaries and employee benefits	11,433	2,917	6,784	13,653	63,177	97,964
Data processing expense	1,155	125	1,771	5	1,196	4,252
Software	364	78	2,253	1,343	9,649	13,687
Other	6,728	2,601	1,663	5,836	18,682	35,510
Income before non-interest expense allocations	143,359	77,810	23,846	18,779	(48,026)	215,768
Non-interest expense allocations
Risk, financial crimes, and compliance	20,150	1,621	2,248	3,665	(27,684)	—
Information technology and operations	10,151	539	4,449	5,533	(20,672)	—
Other allocated expenses	11,830	2,244	4,904	5,266	(24,244)	—
Total non-interest expense allocations	42,131	4,404	11,601	14,464	(72,600)	—
Income before taxes	101,228	73,406	12,245	4,315	24,574	215,768
Income tax expense	25,398	18,418	3,072	1,083	6,165	54,136
Net income	$75,830	$54,988	$9,173	$3,232	$18,409	$161,632

	For the nine months ended September 30, 2023
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$94	$142,846	$104,203	$74,659	$55,632	$377,434
Interest allocation	202,076	(74,141)	(66,700)	(51,813)	(9,422)	—
Interest expense	102,353	382	3,520	—	9,286	115,541
Net interest income	99,817	68,323	33,983	22,846	36,924	261,893
Provision for credit losses	—	216	(146)	4,313	(367)	4,016
Non-interest income	74,269	5,824	521	5,178	(687)	85,105
Direct non-interest expense
Salaries and employee benefits	10,077	2,796	7,764	12,570	60,220	93,427
Data processing expense	987	122	1,767	5	1,242	4,123
Software	422	74	2,057	1,028	9,400	12,981
Other	7,218	2,875	1,396	5,949	17,463	34,901
Income before non-interest expense allocations	155,382	68,064	21,666	4,159	(51,721)	197,550
Non-interest expense allocations
Risk, financial crimes, and compliance	19,520	910	1,292	1,832	(23,554)	—
Information technology and operations	9,575	610	5,238	4,735	(20,158)	—
Other allocated expenses	8,540	1,728	4,425	4,356	(19,049)	—
Total non-interest expense allocations	37,635	3,248	10,955	10,923	(62,761)	—
Income (loss) before taxes	117,747	64,816	10,711	(6,764)	11,040	197,550
Income tax expense (benefit)	29,374	16,169	2,672	(1,687)	2,754	49,282
Net income (loss)	$88,373	$48,647	$8,039	$(5,077)	$8,286	$148,268

	September 30, 2024
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$327,349	$2,340,542	$1,815,344	$1,659,299	$1,952,056	$8,094,590
Total liabilities	$6,370,558	$2,476	$197,605	$12,782	$695,843	$7,279,264

	December 31, 2023
	Payments	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$42,769	$2,208,030	$1,867,702	$1,468,654	$2,118,540	$7,705,695
Total liabilities	$6,412,911	$3,258	$186,503	$9,718	$286,024	$6,898,414

Note 15. Subsequent Events

The Company evaluated its September 30, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, statements regarding The Bancorp’s business, that are not historical facts, are “forward-looking statements.” These statements may be identified by the use of forward-looking terminology, including, but not limited to the words “intend,” “may,” “believe,” “will,” “expect,” “look,” “anticipate,” “plan,” “estimate,” “continue,” or similar words. Forward-looking statements include but are not limited to, statements regarding our annual fiscal 2024 results, profitability, and increased volumes, and relate to our current assumptions, projections, and expectations about our business and future events, including current expectations about important economic, political, and technological factors, among other factors, and are subject to risks and uncertainties, which could cause the actual results, events, or achievements to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that could cause results to differ from those expressed in the forward-looking statements also include, but are not limited to, the risks and uncertainties referenced or described in The Bancorp’s filings with the Securities and Exchange Commission, including the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other documents that the Company files from time to time with the Securities and Exchange Commission as well as the following:

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

Recent Developments

As previously disclosed in our Form 10-Q for the quarter ended June 30, 2024, the Company entered into a purchase and sale agreement for an apartment property acquired by our wholly-owned subsidiary, The Bancorp Bank, National Association, through foreclosure in connection with a real estate bridge lending (“REBL”) loan. At September 30, 2024, the related $40.3 million balance, comprised the majority of our OREO. Subsequent to the previously reported $125,000 earnest money deposit in July 2024, the purchaser has made additional earnest money deposits of $250,000 bringing the total of such deposits to $375,000 in 2024. Additional required deposits are projected to total $500,000 prior to the December 31, 2024 closing deadline. The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits would accrue to the Company.

While real estate bridge loans classified as either special mention or substandard increased during the quarter, we believe that such classifications are at or near their peak. That conclusion is based, at least in part, on an independent review of a significant portion of the REBL portfolio performed during the third quarter by a firm specializing in such analysis. Additionally, the 50 basis point Federal Reserve rate reduction may provide immediate cash flow benefits to borrowers, while the further declining forward yield curve should support further liquidity benefits, as fixed rates decline. Moreover, respective weighted average “as is” and “as stabilized” LTVs of 77% and 68%, respectively, based upon appraisals in the past twelve months, continue to provide significant protection against loss. Underlying property values as supported by such independent LTVs, continue to facilitate the recapitalization of certain loans from borrowers experiencing cash flow issues, to borrowers with greater financial capacity. At September 30, 2024, real estate bridge loans classified as special mention and substandard respectively amounted to $84.4 million and $155.4 million compared to $96.0 million and $80.4 million at June 30, 2024. Each classified loan was evaluated for a potential increase in the allowance for credit losses (“ACL”) on the basis of a third-party appraisals of apartment building collateral. On the basis of “as is” and “as stabilized” LTVs, increases to the allowance were not required. The current allowance for credit losses for REBL, is primarily based upon historical industry losses for multi-family loans, in the absence of significant charge-offs within the Company’s REBL portfolio. As a result of increasing amounts of loans classified as special mention and substandard, the Company evaluated potential related sensitivity for REBL in the third quarter. Such evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As a result, the Company added a new qualitative factor to its ACL with a cumulative after-tax impact of approximately $1.5 million ($2.0 million pre-tax), as described in “Note 6. Loans.”

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by LTV ratios based on third-party appraisals. SBLOC and IBLOC loans are collateralized by marketable securities and the cash value of life insurance, respectively, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 504 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition.” Also enhancing the Company’s risk profile is the substantial earnings impact of its payment businesses.

Nature of Operations

We are a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending in our national specialty finance segment:

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

In the second quarter of 2024, we initiated our measured entry into consumer fintech lending, by which we make consumer loans with the marketing and servicing assistance of existing and planned new fintech relationships. While the $280.1 million of such loans at September 30, 2024 did not significantly impact income during the quarter, such lending is expected to meaningfully impact both the balance sheet and income in the future. We expect that impact will be reflected in a lower cost of funds for related deposits and increased transaction fees.

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

Performance Summary

Our net income increased to $51.5 million for the third quarter of 2024, from $50.1 million for the third quarter of 2023. Our cost of funds rose slightly to 2.54% in the third quarter of 2024 from 2.50% in the third quarter of 2023. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Prepaid, debit card and other payment fees, including ACH, are the largest drivers of non-interest income. Such fees for the third quarter of 2024 increased $3.7 million over the comparable 2023 period.

There was a $3.5 million provision for credit losses in the third quarter of 2024, compared to a provision for credit losses of $1.8 million in the third quarter of 2023.

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

Results of KPIs

In the third quarter of 2024, return on assets and return on equity amounted to 2.55% and 25.74% (annualized), respectively, compared to 2.71% and 26.12% (annualized) in the third quarter of 2023. For the nine-month period ended September 30, 2024, return on assets, and return on equity amounted to 2.76% and 26.61% (annualized), respectively, compared to 2.66% and 27.01% (annualized) for the nine-month period ended September 30, 2023.

At September 30, 2024, the ratio of equity to assets was 10.07%, compared to 10.36% at September 30, 2023, reflecting an increase in equity capital from retained earnings and an increase in unrealized income on securities partially offset by share repurchases. The ratio fell slightly as a result of the increase in period end assets.

Net interest margin was 4.78% in the third quarter of 2024, versus 5.07% in the third quarter of 2023. Net interest margin for third quarter 2024 was reduced by the reversal of $1.6 million ($1.2 million, net of tax) of prior period interest related to both real estate bridge loans transferred to non-accrual status during the quarter and loan modifications with retroactive rate reductions.

Average loans and leases increased to $6.02 billion in the third quarter of 2024 compared to $5.61 billion in the third quarter of 2023. The provision for credit losses was $3.5 million in the third quarter of 2024 compared to a provision for credit losses of $1.8 million in the third quarter of 2023.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2024, remain unchanged from those presented in the 2023 Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of third quarter 2024 to third quarter 2023

Net Income

Net income for the third quarter of 2024 was $51.5 million, or $1.04 per diluted share, compared to $50.1 million, or $0.92 per diluted share, for the third quarter of 2023. Income before income taxes was $69.0 million in the third quarter of 2024 compared to $66.5 million in the third quarter of 2023. Income increased between those respective periods primarily as a result of higher net interest income, which resulted primarily from higher loan and investment securities balances and higher fintech related payment and credit fees.

Net Interest Income

Our net interest income for the third quarter of 2024 increased $4.9 million, or 5.5%, to $93.7 million from $88.9 million in the third quarter of 2023. Our interest income for the third quarter of 2024 increased to $139.7 million, an increase of $10.7 million, or 8.3%, from $129.0 million for the third quarter of 2023. The increase in interest income resulted primarily from higher investment securities and loan balances as our average loans and leases increased to $6.02 billion for the third quarter of 2024 from $5.61 billion for the third quarter of 2023, an increase of $415.0 million, or 7.4%. Related interest income increased $5.9 million on a tax equivalent basis. SBLOC and IBLOC balances at September 30, 2024 were approximately 1% lower than those at June 30, 2024, after having shown larger decreases in prior periods. At September 30, 2024, the respective balances of SBLOC and IBLOC loans were $989.3 million and $554.0 million, respectively, compared to $1.01 billion and $712.6 million at September 30, 2023. Loans in other categories with higher yields more than offset the impact of the SBLOC and IBLOC decreases, which also contributed to the higher net interest income. Of the total $5.9 million increase in loan interest income on a tax equivalent basis, the largest increases were $2.2 million for all real estate bridge loans, $3.3 million for small business lending, $2.8 million for leasing and $1.3 million for investment advisor financing, while total SBLOC and IBLOC decreased $4.1 million.

Our average investment securities of $1.58 billion for the third quarter of 2024 increased $806.6 million from $771.4 million for the third quarter of 2023. Related tax equivalent interest income increased $10.1 million, primarily reflecting an increase in balances.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the third quarter of 2024 was 4.78% compared to 5.07% for the third quarter of 2023, a decrease of 29 basis points. While the yield on interest-earning assets decreased 23 basis points, the cost of deposits and interest-bearing liabilities increased 4 basis points, or a net change of 27 basis points. Average interest-earning deposits at the Federal Reserve Bank decreased $392.6 million, or 61.3%, to $247.3 million in the third quarter of 2024 from $639.9 million in the third quarter of 2023, reflecting the impact of the purchase of approximately $900 million of securities in April 2024. In the third quarter of 2024, the average yield on our loans decreased to 7.73% from 7.89% for the third quarter of 2023, a decrease of 16 basis points. Yields on taxable investment securities in the third quarter of 2024 was 5.02% compared to 5.02% for the third quarter of 2023.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,						Three months ended September 30,
	2024			2023			2024 vs 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,017,911	$116,367	7.73%	$5,603,514	$110,506	7.89%	$7,956	$(2,095)	$5,861
Leases-bank qualified(2)	5,151	146	11.34%	4,585	110	9.60%	15	21	36
Investment securities-taxable	1,575,091	19,767	5.02%	768,364	9,647	5.02%	10,124	(4)	10,120
Investment securities-nontaxable(2)	2,927	55	7.52%	3,005	50	6.66%	(1)	6	5
Interest-earning deposits at Federal Reserve Bank	247,344	3,387	5.48%	639,946	8,689	5.43%	(5,377)	75	(5,302)
Net interest-earning assets	7,848,424	139,722	7.12%	7,019,414	129,002	7.35%

Allowance for credit losses	(28,254)			(23,147)
Other assets	222,646			338,085
	$8,042,816			$7,334,352			12,717	(1,997)	10,720

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,942,029	$42,149	2.43%	$6,229,668	$37,913	2.43%	4,325	(89)	4,236
Savings and money market	65,079	549	3.37%	56,538	518	3.66%	65	(34)	31
Total deposits	7,007,108	42,698	2.44%	6,286,206	38,431	2.45%

Short-term borrowings	73,480	1,030	5.61%	—	—	—	1,030	—	1,030
Repurchase agreements	—	—	—	41	—	—	—	—	—
Long-term borrowings	38,235	689	7.21%	9,889	128	5.18%	493	68	561
Subordinated debt	13,401	297	8.87%	13,401	293	8.75%	—	4	4
Senior debt	96,071	1,234	5.14%	95,714	1,234	5.16%	—	—	—
Total deposits and liabilities	7,228,295	45,948	2.54%	6,405,251	40,086	2.50%

Other liabilities	18,362			167,673
Total liabilities	7,246,657			6,572,924			5,913	(51)	5,862

Shareholders' equity	796,159			761,428
	$8,042,816			$7,334,352

Net interest income on tax equivalent basis(2)		$93,774			$88,916		$6,804	$(1,946)	$4,858

Tax equivalent adjustment		42			34

Net interest income		$93,732			$88,882

Net interest margin(2)			4.78%			5.07%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

For the third quarter of 2024, average interest-earning assets increased to $7.85 billion, an increase of $829.0 million, or 11.8%, from $7.02 billion in the third quarter of 2023. The increase reflected decreased average interest-earning deposits at the Federal Reserve Bank of $392.6 million, the impact of which was more than offset by increased average balances of loans and leases of $415.0 million, or 7.4%, and increased average investment securities of $806.6 million, or 104.6%. The increase reflected the purchase of approximately $900 million of fixed rate securities to reduce exposure to possible future Federal Reserve rate decreases. For those respective periods, average demand and interest checking deposits increased $712.4 million, or 11.4%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $3.5 million for the third quarter of 2024 compared to a provision of $1.8 million for the third quarter of 2023. The ACL was $31.0 million, or 0.52% of total loans, at September 30, 2024, compared to $27.4 million, or 0.51% of total loans, at December 31, 2023. As a result of a new qualitative factor for classified REBL loans, the provision for credit losses was increased by $2.0 million in the third quarter of 2024. The provision also reflected the impact of continuing higher leasing net charge-offs, especially in long haul and local trucking, transportation and related activities for which total exposure was approximately $34 million at September 30, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Item 2 – Allowance for Credit Losses,” “Item 2 – Net Charge-offs,” and “Item 2 – Non-accrual Loans, Loans 90 days Delinquent and Still Accruing, OREO and Modified Loans,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $32.1 million in the third quarter of 2024 compared to $26.8 million in the third quarter of 2023. The $5.3 million, or 19.9%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $2.4 million, or 11.1%, to $23.9 million for the third quarter of 2024, compared to $21.5 million in the third quarter of 2023. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $1.3 million, or 52.4%, to $3.9 million for the third quarter of 2024, compared to $2.6 million in the third quarter of 2023, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $1.6 million for the third quarter of 2024, as we began our entry into consumer fintech lending in the second quarter of 2024. Such lending may also be reflected in a lower cost of deposits, as a result of associated deposits.

Net realized and unrealized gains on commercial loans, at fair value, increased $81,000, or 15.4%, to $606,000 for the third quarter of 2024 from $525,000 for the third quarter of 2023.

Leasing related income decreased $695,000, or 39.3%, to $1.1 million for the third quarter of 2024 from $1.8 million for the third quarter of 2023.

Other non-interest income increased $609,000, or 144.3%, to $1.0 million for the third quarter of 2024 from $422,000 in the third quarter of 2023 which reflected increased payoff fees on advisor financing loans.

Non-Interest Expense

Total non-interest expense was $53.3 million for the third quarter of 2024, an increase of $5.8 million, or 12.2%, compared to $47.5 million for the third quarter of 2023. An 11.0%, increase in salaries and employee benefits expense reflected increases in payments related financial crimes and IT salary expense and an increase in incentive compensation expenses.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended September 30,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$33,821	$30,475	$3,346	11.0%
Depreciation	1,047	644	403	62.6%
Rent and related occupancy cost	1,734	1,510	224	14.8%
Data processing expense	1,408	1,404	4	0.3%
Audit expense	403	446	(43)	(9.6%)
Legal expense	1,055	1,203	(148)	(12.3%)
FDIC insurance	904	806	98	12.2%
Software	4,561	4,427	134	3.0%
Insurance	1,246	1,321	(75)	(5.7%)
Telecom and IT network communications	283	305	(22)	(7.2%)
Consulting	418	448	(30)	(6.7%)
Write-downs and other losses on other real estate owned	—	131	(131)	(100.0%)
Other	6,375	4,339	2,036	46.9%
Total non-interest expense	$53,255	$47,459	$5,796	12.2%

Changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased to $33.8 million for the third quarter of 2024, an increase of $3.3 million, or 11.0%, from $30.5 million for the third quarter of 2023.

•Depreciation expense increased $403,000, or 62.6%, to $1.0 million in the third quarter of 2024 from $644,000 in the third quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $224,000, or 14.8%, to $1.7 million in the third quarter of 2024 from $1.5 million in the third quarter of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $4,000, or 0.3%, to $1.4 million in the third quarter of 2024 from $1.4 million in the third quarter of 2023, reflecting higher transaction volume.

•Audit expense decreased $43,000, or 9.6%, to $403,000 in the third quarter of 2024 from $446,000 in the third quarter of 2023.

•Legal expense decreased $148,000, or 12.3%, to $1.1 million in the third quarter of 2024 from $1.2 million in the third quarter of 2023.

•FDIC insurance expense increased $98,000, or 12.2%, to $904,000 for the third quarter of 2024 from $806,000 in the third quarter of 2023, reflecting increases in liabilities against which insurance rates are applied.

•Software expense increased $134,000, or 3.0%, to $4.6 million in the third quarter of 2024 from $4.4 million in the third quarter of 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk, which more than offset decreased expenses related to financial crimes management.

•Insurance expense decreased $75,000, or 5.7%, to $1.2 million in the third quarter of 2024 compared to $1.3 million in the third quarter of 2023.

•Telecom and IT network communications expense decreased $22,000, or 7.2%, to $283,000 in the third quarter of 2024 from $305,000 in the third quarter of 2023.

•Consulting expense decreased $30,000, or 6.7%, to $418,000 in the third quarter of 2024 from $448,000 in the third quarter of 2023.

•Other non-interest expense increased $2.0 million, or 46.9%, to $6.4 million in the third quarter of 2024 from $4.3 million in the third quarter of 2023 reflecting a $1.2 million loss from a transaction processing delay and a $652,000 increase in OREO expense. The $652,000 increase in OREO expense, reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note 6. Loans.” The OREO balance of that property as of September 30, 2024 was $40.3 million.

Income Taxes

Income tax expense was $17.5 million for the third quarter of 2024 compared to $16.3 million in the third quarter of 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 25.4% effective tax rate in 2024 and a 24.6% effective tax rate in 2023 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Comparison of first nine months 2024 to first nine months 2023

Net Income

Net income for the first nine months of 2024 was $161.6 million, or $3.15 per diluted share, compared to $148.3 million, or $2.68 per diluted share, for the first nine months of 2023. Income before income taxes was $215.8 million in the first nine months of 2024 compared to $197.6 million in the first nine months of 2023. Income increased between those respective periods primarily as a result of higher net interest income, which reflected the cumulative impact of Federal Reserve rate increases in 2023 on the loan and securities portfolios, prior to Federal Reserve rate decreases in September 2024. Additionally, growth in higher yielding loan categories offset reductions in lower yielding SBLOC and IBLOC balances.

Net Interest Income

Our net interest income for the first nine months of 2024 increased $20.1 million, or 7.7%, to $281.9 million from $261.9 million in the first nine months of 2023. Our interest income for the first nine months of 2024 increased to $412.8 million, an increase of $35.4 million, or 9.4%, from $377.4 million for the first nine months of 2023. The increase in interest income reflected an increase in loan yields resulting from the aforementioned Federal Reserve rate increases, as our average loans and leases increased to $5.83 billion for the first nine months of 2024 from $5.78 billion for the first nine months of 2023, an increase of $57.6 million, or 1.0%. Related interest income increased $21.6 million on a tax equivalent basis. At September 30, 2024, the respective balances of SBLOC and IBLOC loans were $989.3 million and $554.0 million, respectively, compared to $1.01 billion and $712.6 million at September 30, 2023. Loans in other categories with higher yields partially offset the year over year SBLOC and IBLOC decreases, which also contributed to the higher net interest income. Of the total $21.6 million increase in loan interest income on a tax equivalent basis, the largest increases were $14.6 million for all real estate bridge loans, $9.6 million for small business lending, $8.0 million for leasing and $4.0 million for investment advisor financing, while total SBLOC and IBLOC decreased $16.2 million.

Our average investment securities of $1.26 billion for the first nine months of 2024 increased $481.8 million from $776.7 million for the first nine months of 2023. Related tax equivalent interest income increased $18.1 million, primarily reflecting an increase in balances.

Higher yields on loans reflected the continuing impact of Federal Reserve rate increases as variable rate loans repriced to higher rates, prior to the Federal Reserve’s September 2024 rate reduction. Federal Reserve rate changes had an immediate impact on cost of funds, while their impact on variable rate loans lags. Generally, interest expense is contractually adjusted daily. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first nine months of 2024 was 4.96% compared to 4.86% for the first nine months of 2023, an increase of 10 basis points. While the yield on interest-earning assets increased 26 basis points, the cost of deposits and interest-bearing liabilities increased 17 basis points, or a net change of 9 basis points. Investment securities yields reflected the $1.3 million second quarter 2024 impact of placing a security in nonaccrual status as described in “Note 6. Loans” to the unaudited consolidated financial statements herein. Average interest-earning deposits at the Federal Reserve Bank decreased $153.7 million, or 24.0%, to $486.9 million in the first nine months of 2024 from $640.6 million in the first nine months of 2023. In the first nine months of 2024, the average yield on our loans increased to 7.90% from 7.48% for the first nine months of 2023, an increase of 42 basis points. Yields on taxable investment securities in the first nine months of 2024 increased to 4.98% compared to 4.97% for the first nine months of 2023, an increase of 1 basis point.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,						Nine months ended September 30,
	2024			2023			2024 vs 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$5,828,938	$345,497	7.90%	$5,772,266	$324,009	7.48%	$3,208	$18,280	$21,488
Leases-bank qualified(2)	4,840	379	10.44%	3,920	279	9.49%	70	30	100
Investment securities-taxable	1,255,532	46,921	4.98%	773,485	28,820	4.97%	18,015	86	18,101
Investment securities-nontaxable(2)	2,905	155	7.11%	3,193	144	6.01%	(11)	22	11
Interest-earning deposits at Federal Reserve Bank	486,883	19,948	5.46%	640,554	24,271	5.05%	(6,539)	2,216	(4,323)
Net interest-earning assets	7,579,098	412,900	7.26%	7,193,418	377,523	7.00%

Allowance for credit losses	(27,993)			(23,192)
Other assets	280,733			269,072
	$7,831,838			$7,439,298			14,743	20,634	35,377

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$6,684,671	$120,405	2.40%	$6,343,711	$106,984	2.25%	5,923	7,498	13,421
Savings and money market	58,777	1,453	3.30%	88,738	2,465	3.70%	(763)	(249)	(1,012)
Time	—	—	—	27,802	858	4.11%	(858)	—	(858)
Total deposits	6,743,448	121,858	2.41%	6,460,251	110,307	2.28%

Short-term borrowings	55,820	2,344	5.60%	6,758	234	4.62%	2,050	60	2,110
Repurchase agreements	4	—	—	41	—	—	—	—	—
Long-term borrowings	38,371	2,060	7.16%	9,945	382	5.12%	1,473	205	1,678
Subordinated debt	13,401	880	8.76%	13,401	825	8.21%	—	55	55
Senior debt	95,983	3,701	5.14%	97,220	3,793	5.20%	(48)	(44)	(92)
Total deposits and liabilities	6,947,027	130,843	2.51%	6,587,616	115,541	2.34%

Other liabilities	73,507			117,822
Total liabilities	7,020,534			6,705,438			7,777	7,525	15,302

Shareholders' equity	811,304			733,860
	$7,831,838			$7,439,298

Net interest income on tax equivalent basis(2)		$282,057			$261,982		$6,966	$13,109	$20,075

Tax equivalent adjustment		112			89

Net interest income		$281,945			$261,893

Net interest margin(2)			4.96%			4.86%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

For the first nine months of 2024, average interest-earning assets increased to $7.58 billion, an increase of $385.7 million, or 5.4%, from $7.19 billion in the first nine months of 2023. The increase reflected decreased average interest-earning deposits at the Federal Reserve Bank of $153.7 million, the impact of which was more than offset by increased average balances of loans and leases of $57.6 million, or 1.0%, and increased average investment securities of $481.8 million, or 62.0%. For those respective periods, average demand and interest checking deposits increased $341.0 million, or 5.4%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses

Our provision for credit losses was $7.3 million for the first nine months of 2024 compared to a provision of $4.4 million for the first nine months of 2023. The ACL was $31.0 million, or 0.52% of total loans, at September 30, 2024, compared to $27.4 million, or 0.51% of total loans, at December 31, 2023. As a result of a new qualitative factor for classified REBL loans, the provision for credit losses was increased by $2.0 million in the third quarter of 2024. The provision also reflected the impact of continuing higher leasing net charge-offs, especially in long haul and local trucking, transportation and related activities for which total exposure was approximately $34 million at September 30, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Item 2 – Allowance for Credit Losses,” “Item 2 – Net Charge-offs,” and “Item 2 – Non-accrual Loans, Loans 90 days Delinquent and Still Accruing, OREO and Modified Loans,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $92.2 million in the first nine months of 2024 compared to $85.1 million in the first nine months of 2023. The $7.1 million, or 8.4%, increase between those respective periods reflected an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $5.9 million, or 8.9%, to $72.9 million for the first nine months of 2024, compared to $67.0 million in the first nine months of 2023. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $2.7 million, or 37.8%, to $9.9 million for the first nine months of 2024, compared to $7.2 million in the first nine months of 2023, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $1.7 million for 2024, as we began our entry into consumer fintech lending. Such lending may also be reflected in a lower cost of deposits, as a result of associated deposits.

Net realized and unrealized gains on commercial loans, at fair value, decreased $2.0 million, or 47.1%, to $2.2 million for the first nine months of 2024 from $4.2 million for the first nine months of 2023. The decrease reflected the runoff of the commercial loans, at fair value portfolio, which has continued to reduce the volume of loan payoffs and the income recognized at the time of payoff.

Leasing related income decreased $1.9 million, or 39.4%, to $2.9 million for the first nine months of 2024 from $4.8 million for the first nine months of 2023, reflecting $1.1 million of losses related to an auto auction company which ceased operations.

Other non-interest income increased $574,000, or 28.7%, to $2.6 million for the first nine months of 2024 from $2.0 million in the first nine months of 2023 reflecting increased payoff fees on advisor financing loans.

Non-Interest Expense

Total non-interest expense was $151.4 million for the first nine months of 2024, an increase of $6.0 million, or 4.1%, compared to $145.4 million for the first nine months of 2023. While salaries and employee benefits increased 4.9%, increases in the payments business and related financial crimes and in IT salary expense, were offset by decreases in incentive compensation.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the nine months ended September 30,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$97,964	$93,427	$4,537	4.9%
Depreciation	3,023	2,046	977	47.8%
Rent and related occupancy cost	5,060	4,265	795	18.6%
Data processing expense	4,252	4,123	129	3.1%
Audit expense	1,081	1,255	(174)	(13.9%)
Legal expense	2,509	3,110	(601)	(19.3%)
FDIC insurance	2,618	2,233	385	17.2%
Software	13,687	12,981	706	5.4%
Insurance	3,866	3,935	(69)	(1.8%)
Telecom and IT network communications	908	1,044	(136)	(13.0%)
Consulting	1,558	1,412	146	10.3%
Write-downs and other losses on OREO	—	1,315	(1,315)	(100.0%)
Other	14,887	14,286	601	4.2%
Total non-interest expense	$151,413	$145,432	$5,981	4.1%

Changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased to $98.0 million for the first nine months of 2024, an increase of $4.5 million, or 4.9%, from $93.4 million for the first nine months of 2023.

•Depreciation expense increased $977,000, or 47.8%, to $3.0 million in the first nine months of 2024 from $2.0 million in the first nine months of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $795,000, or 18.6%, to $5.1 million in the first nine months of 2024 from $4.3 million in the first nine months of 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $129,000, or 3.1%, to $4.3 million in the first nine months of 2024 from $4.1 million in the first nine months of 2023, reflecting higher transaction volume.

•Audit expense decreased $174,000, or 13.9%, to $1.1 million in the first nine months of 2024 from $1.3 million in the first nine months of 2023.

•Legal expense decreased $601,000, or 19.3%, to $2.5 million in the first nine months of 2024 from $3.1 million in the first nine months of 2023, reflecting a reimbursement of legal fees related to the Del Mar complaint described in “Note O. Commitments and Contingencies” to the audited consolidated financial statements in the 2023 Form 10-K.

•FDIC insurance expense increased $385,000, or 17.2%, to $2.6 million for the first nine months of 2024 from $2.2 million in the first nine months of 2023, reflecting increases in liabilities against which insurance rates are applied.

•Software expense increased $706,000, or 5.4%, to $13.7 million in the first nine months of 2024 from $13.0 million in the first nine months of 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, cloud computing and enterprise risk, which more than offset decreasing expenses related to financial crimes management.

•Insurance expense decreased $69,000, or 1.8%, to $3.9 million in the first nine months of 2024 compared to $3.9 million in the first nine months of 2023.

•Telecom and IT network communications expense decreased $136,000, or 13.0%, to $908,000 in the first nine months of 2024 from $1.0 million in the first nine months of 2023.

•Consulting expense increased $146,000, or 10.3%, to $1.6 million in the first nine months of 2024 from $1.4 million in the first nine months of 2023. The increase reflected expenses related to the Company’s ongoing efforts of documenting and optimizing operational controls.

•Other non-interest expense increased $601,000, or 4.2%, to $14.9 million in the first nine months of 2024 from $14.3 million in the first nine months of 2023. The $601,000 increase reflected a $1.2 million loss from a transaction processing delay and a $989,000 increase in OREO expense offset by the following decreases: (i) regulatory examination fees of $272,000 and (ii) other operating taxes of $359,000. The $989,000 increase in OREO expense, reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note 6. Loans.” The balance as of September 30, 2024 was $40.3 million.

Income Taxes

Income tax expense was $54.1 million for the first nine months of 2024 compared to $49.3 million in the first nine months of 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. A 25.1% effective tax rate in 2024 and a 24.9% effective tax rate in 2023 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity

Liquidity defines our ability to generate funds at a reasonable cost to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows without adversely affecting daily operations or financial condition. The Company’s liquidity management policy requirements include sustaining defined liquidity minimums, concentration monitoring and management, stress testing, contingency planning and related oversight. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the foreseeable future. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve. We actively monitor our positions and contingent funding sources daily.

Our primary source of funding has been deposits. Average total deposits increased by $720.9 million, or 11.5%, to $7.01 billion for the third quarter of 2024 compared to the third quarter of 2023. The increase reflected the planned exit of higher cost deposits. Federal Reserve average balances decreased to $247.3 million in the third quarter of 2024 from $639.9 million in the third quarter of 2023. The decrease reflected approximately $900 million of securities purchases in April 2024 as discussed under “Asset and Liability Management” in this MD&A. Additionally, as a result of those purchases, we have increased the use of FHLB advances to partially fund such purchases, at least temporarily, and those advances averaged approximately $73.5 million for third quarter 2024.

One source of contingent liquidity is available-for-sale securities, which amounted to $1.59 billion at September 30, 2024, compared to $747.5 million at December 31, 2023, reflecting $900 million of securities purchases in April, 2024. In excess of $1.0 billion of these securities, including those $900 million of April 2024 purchases, can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. At September 30, 2024, outstanding loans amounted to $5.91 billion, compared to $5.36 billion at the prior year end, an increase of $545.5 million representing a use of funds. Commercial loans, at fair value, decreased to $252.0 million from $332.8 million between those respective dates, a decrease of $80.8 million, which provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation is adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. Of our total deposits of $6.93 billion as of September 30, 2024, $586.8 million were classified as brokered and an estimated $485.3 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.97 billion as of September 30, 2024, and was collateralized by loans. We have also pledged in excess of $2.21 billion of multifamily loans to the FHLB. As a result, we have approximately $1.11 billion of availability on that line of credit which we can also access at any time. There was $135.0 million drawn against the FHLB line at September 30, 2024. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of September 30, 2024, we had cash reserves of approximately $8.9 million at the holding company. Stock repurchases are funded by dividends from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at September 30, 2024 were $47.1 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2024, $179.9 million of redemptions were exceeded by purchases of $969.4 million of securities. We had outstanding commitments to fund loans, including unused lines of credit, of $1.77 billion and $1.79 billion as of September 30, 2024, and December 31, 2023, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2024, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2024
The Bancorp, Inc.	9.86%	13.62%	14.19%	13.62%
The Bancorp Bank, National Association	10.94%	15.11%	15.67%	15.11%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first three quarters of 2023. In the third quarter of 2024 the Federal Reserve began lowering rates. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors beginning in the second quarter of 2022.

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

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will re-price, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2024. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$97,651	$70,063	$36,693	$45,639	$1,958
Loans, net of deferred loan fees and costs	3,272,423	361,862	1,412,639	661,164	198,528
Investment securities	287,224	90,039	113,612	222,872	874,542
Interest-earning deposits	47,105	—	—	—	—
Total interest-earning assets	3,704,403	521,964	1,562,944	929,675	1,075,028

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,422,064	—	—	—	—
Savings and money market	81,624	—	—	—	—
Short-term borrowings	135,000	—	—	—	—
Senior debt and subordinated debentures	13,401	96,125	—	—	—
Total interest-bearing liabilities	3,652,089	96,125	—	—	—
Gap	$52,314	$425,839	$1,562,944	$929,675	$1,075,028
Cumulative gap	$52,314	$478,153	$2,041,097	$2,970,772	$4,045,800
Gap to assets ratio	1%	5%	19%	12%	13%
Cumulative gap to assets ratio	1%	6%	25%	37%	50%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at September 30, 2024. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company purchased approximately $900 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income, in anticipation of Federal Reserve rate reductions. In September 2024, the Federal Reserve began to lower rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. Those purchases had respective estimated weighted average yields and lives of approximately 5.11% and eight years.

	Net portfolio value at		Net interest income
	September 30, 2024		September 30, 2024
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,290,352	(0.18%)	$398,838	3.24%
+100 basis points	1,291,651	(0.08%)	392,592	1.62%
Flat rate	1,292,728	—	386,330	—
-100 basis points	1,281,804	(0.85%)	379,965	(1.65%)
-200 basis points	1,262,175	(2.36%)	374,342	(3.10%)

Financial Condition

General. Our total assets at September 30, 2024 were $8.09 billion, of which our total loans were $5.91 billion, and our commercial loans, at fair value, were $252.0 million. At December 31, 2023, our total assets were $7.71 billion, of which our total loans were $5.36 billion, and our commercial loans, at fair value were $332.8 million. The increase in assets reflected an increase in available-for-sale securities, which resulted from the previously discussed $900 million of April 2024 securities purchases. The increase also reflected loan growth in various loan categories, which offset decreases both in SBLOC and IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At September 30, 2024, we had a total of $47.1 million of interest-earning deposits compared to $1.03 billion at December 31, 2023, a decrease of $986.2 million. These deposits were comprised primarily of balances at the Federal Reserve. The decrease reflected the utilization of these overnight balances for the aforementioned securities purchases in the second quarter of 2024.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities increased to $1.59 billion at September 30, 2024, an increase of $840.8 million, or 112.5%, from December 31, 2023, as a result of the aforementioned $900 million of securities purchases in April 2024.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of allowances for credit deterioration in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the nine months ended September 30, 2024 and 2023, we recognized no credit-related losses on our portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $21.7 million at September 30, 2024 and $15.6 million at December 31, 2023. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of Federal Reserve Bank stock in September 2022. Additionally, in the second quarter of 2023, we joined the FHLB of Des Moines, which required a $9.1 million purchase of stock. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At September 30, 2024 and December 31, 2023 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of September 30, 2024 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$1,128	2.48%	$6,550	2.79%	$14,870	4.95%	$8,470	3.86%	$31,018
Asset-backed securities	2,748	7.07%	10,565	6.88%	178,605	6.84%	45,006	6.64%	236,924
Tax-exempt obligations of states and political subdivisions(1)	1,000	3.10%	1,869	2.65%	2,017	3.87%	3,045	4.50%	7,931
Taxable obligations of states and political subdivisions	14,708	3.15%	19,125	3.42%	1,174	4.33%	—	—	35,007
Residential mortgage-backed securities	—	—	279	2.60%	5,096	4.55%	458,233	5.01%	463,608
Collateralized mortgage obligation securities	—	—	4,302	2.75%	14	3.39%	24,177	3.93%	28,493
Commercial mortgage-backed securities	41,650	2.37%	88,207	3.45%	538,883	4.82%	116,568	4.21%	785,308
Total	$61,234		$130,897		$740,659		$655,499		$1,588,289
Weighted average yield		2.78%		3.65%		5.30%		4.92%

(1) If adjusted to their taxable equivalents, yields would approximate 3.92%, 3.35%, 4.90%, and 5.70% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of September 30, 2024, the principal balance of the Bank’s CRE-2-issued security was $12.6 million, and it is subordinate to the repayment of a senior tranche with a remaining balance of $1.5 million and servicer obligations of $2.0 million. Thus, a total of $16.1 million is required for the Bank’s tranche to be repaid. The sole repayment source for the $16.1 million consists of the disposition of a suburban office building in New Jersey and a retail facility in Missouri. In the second quarter of 2024, the Bank received updated appraisals from the servicer for both properties which lowered estimated combined appraised values to $23.7 million. The excess of the $23.7 million appraised values over the $16.1 million to be repaid provides repayment protection for the Bank-owned tranche and accrued interest thereon. As a result of the reduced excess of appraised value over the Bank’s principal and accruing interest, the $12.6 million principal was placed in nonaccrual status and $1.3 million was reversed from securities interest in the second quarter of 2024. While the appraised values allocable to the Bank’s security exceed the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs. The New Jersey suburban office complex is being marketed by the debtor in possession who expects a contract for sale by the end of 2024. The Missouri retail facility is held as real estate owned by the security’s trust and a sale is in process.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $252.0 million at September 30, 2024 from $332.8 million at December 31, 2023, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans increased to $5.91 billion at September 30, 2024 from $5.36 billion at December 31, 2023.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (dollars in thousands):

	September 30,	December 31,
	2024	2023
SBL non-real estate	$179,915	$137,752
SBL commercial mortgage	665,608	606,986
SBL construction	30,158	22,627
SBLs	875,681	767,365
Direct lease financing	711,836	685,657
SBLOC / IBLOC(1)	1,543,215	1,627,285
Advisor financing(2)	248,422	221,612
Real estate bridge loans	2,189,761	1,999,782
Consumer fintech(3)	280,092	—
Other loans(4)	46,586	50,638
	5,895,593	5,352,339
Unamortized loan fees and costs	11,023	8,800
Total loans, including unamortized loan fees and costs	$5,906,616	$5,361,139

	September 30,	December 31,
	2024	2023
SBLs, including costs net of deferred fees of $9,582 and $9,502
for September 30, 2024 and December 31, 2023, respectively	$885,263	$776,867
SBLs included in commercial loans, at fair value	93,888	119,287
Total SBLs(5)	$979,151	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2024 and December 31, 2023, IBLOC loans amounted to $554.0 million and $646.9 million, respectively.

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

(3) Consumer fintech loans included $111.0 million of secured credit card loans, with the balance consisting of other short-term extensions of credit..

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $960,000 and $1.7 million at September 30, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(5) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of September 30, 2024 (dollars in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$392,066
PPP loans(1)	1,594
Commercial mortgage SBA(2)	348,585
Construction SBA(3)	10,461
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	114,396
Non-SBA SBLs	72,617
Other(5)	28,527
Total principal	$968,246
Unamortized fees and costs	10,905
Total SBLs	$979,151

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bancorp adheres.

(3) Includes $9.2 million in 504 Program first mortgages with an origination date LTV of 50-60% and $1.3 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

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

(5) Comprised of $28.5 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of September 30, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$87,636	$71	$16	$87,723	16%
Funeral homes and funeral services	20,240	—	27,623	47,863	9%
Full-service restaurants	29,339	1,969	1,826	33,134	6%
Child day care services	23,153	1,011	1,395	25,559	5%
Car washes	16,363	3,869	89	20,321	4%
General line grocery merchant wholesalers	17,302	—	—	17,302	3%
Homes for the elderly	15,840	—	68	15,908	3%
Outpatient mental health and substance abuse centers	15,326	—	216	15,542	3%
Gasoline stations with convenience stores	14,246	244	141	14,631	3%
Fitness and recreational sports centers	7,663	—	2,341	10,004	2%
Nursing care facilities	9,467	—	—	9,467	2%
Lawyer's office	9,119	—	—	9,119	2%
Limited-service restaurants	3,599	927	3,062	7,588	1%
Caterers	7,157	—	15	7,172	1%
All other specialty trade contractors	6,728	—	315	7,043	1%
General warehousing and storage	6,346	—	—	6,346	1%
Appliance repair and maintenance	5,833	—	—	5,833	1%
Other accounting services	5,258	—	377	5,635	1%
Plumbing, heating, and air-conditioning contractors	4,636	—	838	5,474	1%
Other miscellaneous durable goods merchant	4,703	—	—	4,703	1%
Packaged frozen food merchant wholesalers	4,671	—	—	4,671	1%
Lessors of nonresidential buildings (except miniwarehouses)	4,659	—	—	4,659	1%
Other technical and trade schools	4,649	—	—	4,649	1%
All other amusement and recreation industries	3,861	43	235	4,139	1%
Other(2)	135,766	8,223	27,585	171,574	30%
Total	$463,560	$16,357	$66,142	$546,059	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $120.8 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.5 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $3.8 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of September 30, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$125,939	$2,781	$4,643	$133,363	24%
Florida	75,897	5,105	3,746	84,748	16%
North Carolina	44,895	927	4,593	50,415	9%
New York	32,192	71	1,884	34,147	6%
Pennsylvania	20,066	—	13,240	33,306	6%
Texas	21,238	3,095	6,078	30,411	6%
New Jersey	21,429	267	7,119	28,815	5%
Georgia	25,383	1,760	1,162	28,305	5%
Other States	96,521	2,351	23,677	122,549	23%
Total	$463,560	$16,357	$66,142	$546,059	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $120.8 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $28.5 million of loans sold that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, all commercial mortgages, including loans held at fair value, as of September 30, 2024 (dollars in thousands):

Type(1)	State	SBL commercial mortgage
General line grocery merchant wholesalers	California	$13,406
Funeral homes and funeral services	Pennsylvania	12,511
Outpatient mental health and substance abuse center	Florida	9,825
Funeral homes and funeral services	Maine	8,394
Hotel	Florida	8,213
Lawyer's office	California	7,956
Hotel	Virginia	6,889
Hotel	North Carolina	6,634
General warehousing and storage	Pennsylvania	6,346
Appliance repair and maintenance	New York	5,833
Total		$86,007

(1) The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of September 30, 2024 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	172	$2,189,761	70%	9.13%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	7	$113,009	74%	7.98%
Hospitality (hotels and lodging)	2	27,344	65%	9.82%
Retail	2	12,256	72%	8.19%
Other	2	9,210	72%	5.01%
	13	161,819	72%	8.14%
Fair value adjustment		(3,704)
Total non-SBA commercial real estate loans, at fair value		158,115
Total commercial real estate loans		$2,347,876	70%	9.07%

(1) In the third quarter of 2021, we resumed the origination of bridge loans for multifamily apartment rehabilitation. These are similar to the multifamily apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so they are not accounted for at fair value. In addition to “as is” origination date appraisals, on which the weighted average origination date LTVs are based, third-party appraisers also estimated “as stabilized” values, which represents additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The weighted average origination date “as stabilized” LTV was estimated at 61%.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of September 30, 2024 (dollars in thousands):

	Balance	Origination date LTV
Texas	$735,320	71%
Georgia	261,609	70%
Florida	230,491	68%
Michigan	135,879	68%
Indiana	108,411	70%
New Jersey	106,875	69%
Ohio	92,387	66%
Other States each <$65 million	676,904	71%
Total	$2,347,876	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of September 30, 2024 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Tennessee	40,000	72%
Michigan	38,158	62%
Texas	37,259	64%
Texas	36,318	67%
Florida	34,850	72%
Pennsylvania	33,600	63%
Indiana	33,588	76%
New Jersey	33,552	62%
Texas	32,812	62%
Michigan	32,500	79%
Oklahoma	31,153	78%
Texas	31,050	77%
New Jersey	30,865	71%
Michigan	30,441	66%
15 largest commercial real estate loans	$521,666	70%

The following table summarizes our institutional banking portfolio by type as of September 30, 2024 (dollars in thousands):

Type	Principal	% of total
SBLOC	$989,263	55%
IBLOC	553,952	31%
Advisor financing	248,422	14%
Total	$1,791,637	100%

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

The following table summarizes our ten largest SBLOC loans as of September 30, 2024 (dollars in thousands):

	Principal amount	% Principal to collateral
	$9,465	41%
	8,319	84%
	8,031	62%
	7,904	63%
	7,356	44%
	5,334	57%
	5,204	65%
	4,996	58%
	4,962	56%
	4,894	43%
Total and weighted average	$66,465	58%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of October 17, 2024, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of September 30, 2024 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$131,396	18%
Construction	112,187	16%
Waste management and remediation services	96,770	14%
Real estate and rental and leasing	86,310	12%
Health care and social assistance	28,952	4%
Other services (except public administration)	21,975	3%
Professional, scientific, and technical services	21,527	3%
General freight trucking	21,244	3%
Finance and insurance	13,580	2%
Transit and other transportation	12,788	2%
Wholesale trade	9,936	1%
Educational services	6,859	1%
Other and non-classified	148,312	21%
Total	$711,836	100%

(1) Of the total $711.8 million of direct lease financing, $648.3 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2024 (dollars in thousands):

	Principal balance	% Total
Florida	$107,511	15%
New York	69,514	10%
Utah	57,858	8%
California	48,736	7%
Connecticut	45,232	6%
Pennsylvania	41,826	6%
New Jersey	39,198	6%
North Carolina	36,363	5%
Maryland	35,652	5%
Texas	25,618	4%
Idaho	18,501	3%
Washington	15,601	2%
Ohio	13,577	2%
Georgia	13,547	2%
Alabama	13,484	2%
Other States	129,618	17%
Total	$711,836	100%

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

	September 30, 2024
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$625	$28,999	$180,520	$1,043	$211,187
SBL commercial mortgage	17,398	20,886	236,681	462,724	737,689
SBL construction	3,212	—	2,597	24,466	30,275
Leasing	113,061	574,735	24,772	—	712,568
SBLOC / IBLOC	1,549,339	—	—	—	1,549,339
Advisor financing	705	86,656	164,284	—	251,645
Real estate bridge lending	1,181,641	999,731	—	—	2,181,372
Consumer fintech	280,092	—	—	—	280,092
Other loans	25,747	4,124	2,749	13,715	46,335
Loans at fair value excluding SBL	101,122	55,390	1,606	—	158,118
	$3,272,942	$1,770,521	$613,209	$501,948	$6,158,620

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$2,699	$3,007	$—	$5,706
SBL commercial mortgage		11,487	2,886	—	14,373
Leasing		574,735	21,113	—	595,848
Advisor financing		86,253	162,574	—	248,827
Real estate bridge lending		735,576	—	—	735,576
Other loans		3,463	1,532	11,437	16,432
Loans at fair value excluding SBL		55,390	—	—	55,390
Total loans at fixed rates		$1,469,603	$191,112	$11,437	$1,672,152

Variable rates
SBL non-real estate		$26,300	$177,513	$1,043	$204,856
SBL commercial mortgage		9,399	233,795	462,724	705,918
SBL construction		—	2,597	24,466	27,063
Leasing		—	3,659	—	3,659
Advisor financing		403	1,710	—	2,113
Real estate bridge lending		264,155	—	—	264,155
Other loans		661	1,217	2,278	4,156
Loans at fair value excluding SBL		—	1,606	—	1,606
Total at variable rates		$300,918	$422,097	$490,511	$1,213,526

Total		$1,770,521	$613,209	$501,948	$2,885,678

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

At September 30, 2024, the ACL amounted to $31.0 million, which represented a $3.6 million increase compared to the $27.4 million ACL at December 31, 2023. The increase reflected the impact of a new qualitative factor for classified REBL loans, as the provision for credit losses was accordingly increased by $2.0 million in the third quarter of 2024. The increase also reflected the impact of higher leasing net charge-offs.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (dollars in thousands):

	September 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs	(431)	—	—	(3,625)	—	—	—	—	(16)	—	(4,072)
Recoveries	102	—	—	279	—	—	—	—	1	—	382
Provision (credit)	(757)	252	26	5,404	(41)	201	2,387	—	(156)	—	7,316
Ending balance	$4,973	$3,072	$311	$12,512	$772	$1,863	$7,127	$—	$374	$—	$31,004

Ending balance: Individually evaluated for expected credit loss	$585	$931	$117	$1,867	$—	$—	$—	$—	$—	$—	$3,500

Ending balance: Collectively evaluated for expected credit loss	$4,388	$2,141	$194	$10,645	$772	$1,863	$7,127	$—	$374	$—	$27,504

Loans:
Ending balance	$179,915	$665,608	$30,158	$711,836	$1,543,215	$248,422	$2,189,761	$280,092	$46,586	$11,023	$5,906,616

Ending balance: Individually evaluated for expected credit loss	$3,113	$4,898	$1,585	$3,919	$—	$—	$12,300	$—	$222	$—	$26,037

Ending balance: Collectively evaluated for expected credit loss	$176,802	$660,710	$28,573	$707,917	$1,543,215	$248,422	$2,177,461	$280,092	$46,364	$11,023	$5,880,579

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	—	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$—	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$—	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$—	$50,276	$8,800	$5,349,307

	September 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	—	—	(2,804)	—	—	—	—	(3)	—	(3,678)
Recoveries	446	75	—	220	—	—	—	—	299	—	1,040
Provision (credit)	1,250	19	(323)	3,583	(291)	203	335	—	(367)	—	4,409
Ending balance	$5,853	$2,679	$242	$8,971	$876	$1,496	$3,456	$—	$572	$—	$24,145

Ending balance: Individually evaluated for expected credit loss	$566	$419	$44	$774	$17	$—	$—	$—	$11	$—	$1,831

Ending balance: Collectively evaluated for expected credit loss	$5,287	$2,260	$198	$8,197	$859	$1,496	$3,456	$—	$561	$—	$22,314

Loans:
Ending balance	$130,579	$547,107	$19,204	$670,208	$1,720,513	$199,442	$1,848,224	$—	$55,800	$7,895	$5,198,972

Ending balance: Individually evaluated for expected credit loss	$1,337	$2,945	$3,385	$3,351	$475	$—	$—	$—	$3,919	$—	$15,412

Ending balance: Collectively evaluated for expected credit loss	$129,242	$544,162	$15,819	$666,857	$1,720,038	$199,442	$1,848,224	$—	$51,881	$7,895	$5,183,560

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At September 30, 2024, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2024, approximately 49% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment. A random sample of at least twenty loans will be reviewed each quarter. At September 30, 2024, approximately 57% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold is 50%. At September 30, 2024, approximately 88% of the advisor financing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

SBLs – The targeted review threshold is 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold is $1.5 million and additionally includes any classified loans. At September 30, 2024, approximately 70% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold is 35%. At September 30, 2024, approximately 57% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.5 million.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 60%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed for relationships over $10.0 million. At September 30, 2024, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold is 100%. At September 30, 2024, approximately 100% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (dollars in thousands):

	September 30, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$72	$322	$758	$3,047	$4,199	$175,716	$179,915
SBL commercial mortgage	—	—	336	4,898	5,234	660,374	665,608
SBL construction	—	—	—	1,585	1,585	28,573	30,158
Direct lease financing	5,791	12,883	1,260	3,919	23,853	687,983	711,836
SBLOC / IBLOC	10,251	2,014	2,383	—	14,648	1,528,567	1,543,215
Advisor financing	—	—	—	—	—	248,422	248,422
Real estate bridge loans(1)	—	—	—	12,300	12,300	2,177,461	2,189,761
Consumer fintech	4,021	4	—	—	4,025	276,067	280,092
Other loans	—	—	—	—	—	46,586	46,586
Unamortized loan fees and costs	—	—	—	—	—	11,023	11,023
	$20,135	$15,223	$4,737	$25,749	$65,844	$5,840,772	$5,906,616

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge loans	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) The $12.3 million shown in the non-accrual column for real estate bridge loans is collateralized by apartment building property with respective 72% and 56% “as is” and “as stabilized” LTVs, respectively, based upon a May 2024 appraisal. “As stabilized” LTVs represent additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

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

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve, and current economic conditions and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for review. With the exception of SBLOC and IBLOC, which utilize probability of default/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC and other loans as noted above, for purposes of determining the quantitative historical loss reserve for each similar risk pool, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since de minimis losses have been incurred, probability of default/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. The Company also considers the need for an additional ACL based upon qualitative factors such as current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward-looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

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

At September 30, 2024, the ACL amounted to $31.0 million of which $11.4 million of allowances resulted from the Company’s historical charge-off ratios, $3.5 million from reserves on specific loans, with the balance comprised of the qualitative components. The $11.4 million resulted primarily from SBA non-real estate lending and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance.

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

The Company has not increased the qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies that exceed credit requirements, and loan amounts are limited to life insurance cash values. The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. In the fourth quarter of 2023, an increasing trend in substandard loans was reflected in an increase in the risk level for the REBL ACL economic qualitative factor, which resulted in a $1.0 million increase in the fourth quarter provision for credit loss on loans. At September 30, 2024, real estate bridge loans classified as special mention and substandard respectively amounted to $84.4 million and $155.4 million compared to $96.0 million and $80.4 million at June 30, 2024. Each classified loan was evaluated for a potential increase in the allowance for credit losses (“ACL”) on the basis of the aforementioned third-party appraisals of apartment building collateral. On the basis of “as is” and “as stabilized” LTVs, increases to the allowance were not required. The current allowance for credit losses for REBL, is primarily based upon historical industry losses for multi-family loans, in the absence of significant charge-offs within the Company’s REBL portfolio. As a result of increasing amounts of loans classified as special mention and substandard, the Company evaluated potential related sensitivity for REBL in the third quarter. Such evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As a result, the Company added a new qualitative factor to its ACL with a cumulative after-tax impact of approximately $1.5 million ($2.0 million pre-tax).

The economic qualitative factor is based on the estimated impact of economic conditions on the loan pools, as distinguished from the economic factors themselves, for the following reasons. The Company has experienced limited multifamily (apartment building) loan charge-offs, despite stressed economic conditions. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multifamily housing. The Company’s charge-offs have been miniscule for SBLOC and IBLOC notwithstanding stressed economic periods, and their ACL is accordingly also determined by a qualitative factor. Investment advisor loans were first offered in 2020 with limited performance history, during which charge-offs have not been experienced. For investment advisor loans, the nature of the underlying ultimate repayment source was considered, namely the fee-based advisory income streams resulting from investment portfolios under management, and the impact changes in economic conditions would have on those payment streams. The qualitative factors used for this and the other portfolios are described below in the description of each portfolio segment. Additionally, the Company’s charge-off histories for SBLs, primarily SBA, and leases have not correlated with economic conditions, including trends in unemployment. While specific economic factors did not correlate with actual historical losses, multiple economic factors are considered in the economic qualitative factor. For the non-guaranteed portion of SBA loans, leases, real estate bridge lending and investment advisor financing, the Company’s loss forecasting analysis included a review of industry statistics. However, the Company’s own charge-off history and average life estimates, for categories in which the Company has experienced charge-offs, was the primary quantitatively derived element in the forecasts. The qualitative component results from management’s qualitative assessments which consider internal and external inputs.

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended		For the year ended
	or as of September 30,		or as of December 31,
	2024	2023	2023
Ratio of:
ACL to total loans	0.52%	0.46%	0.51%
ACL to non-performing loans(1)	101.70%	153.04%	206.33%
Non-performing loans to total loans(1)	0.52%	0.30%	0.25%
Non-performing assets to total assets(1)	1.14%	0.46%	0.39%
Net charge-offs to average loans	0.07%	0.05%	0.07%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.52% as of September 30, 2024 from 0.46% at September 30, 2023 as the ACL increased proportionately more than total loans. The $6.9 million increase in the ACL between those dates, reflected approximately $1.7 million of increased reserves on specific distressed credits and approximately $1.0 million which was added in fourth quarter 2023 for the economic qualitative factor for an increasing trend in special mention and substandard real estate bridge loans. In the third quarter of 2024, $2.0 million was added as a result of a new real estate bridge loans related to an increase in special mention and substandard loans. Additionally, while reserves for SBLOC and IBLOC loans were reduced as a result of lower loan balances, the related reserve impact was more than offset by growth in other loan categories with higher ACL allocations. The lower reserve allocations for SBLOC and IBLOC reflect their respective marketable securities and cash value of insurance collateral. The ratio of the ACL to non-performing loans decreased to 101.70% at September 30, 2024, from 153.04% at September 30, 2023, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, the majority of which was a $12.3 million REBL loan, the ratio of non-performing loans to total loans also increased to 0.52% at September 30, 2024 from 0.30% at September 30, 2023. The ratio of non-performing assets to total assets increased to 1.14% at September 30, 2024 from 0.46% at September 30, 2023, reflecting the increase in non-performing loans, and a $39.4 million loan transferred to OREO in the second quarter of 2024 with a September 30, 2024 balance of $40.3 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The $40.3 million balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 84% “as is” LTV, with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The Company entered into a purchase and sale agreement for that apartment property acquired by the Bank through foreclosure. The purchaser has made earnest money deposits of $375,000, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline. The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits are expected to accrue to the Company. The nonaccrual balances in this table as of September 30, 2024, are also reflected in the substandard loan totals. The ratio of net charge-offs to average loans was 0.07% for the nine months ended September 30, 2024, and 0.05% for the nine months ended September 30, 2023. The increase reflected an increase in direct lease financing net charge-offs.

Net Charge-offs

Net charge-offs were $3.7 million for the nine months ended September 30, 2024, an increase of $1.1 million from net charge-offs of $2.6 million during the nine months ended September 30, 2023. Charge-offs in both periods resulted primarily from non-real estate SBL and leasing charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	September 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$431	$—	$—	$3,625	$—	$—	$—	$—	$16
Recoveries	(102)	—	—	(279)	—	—	—	—	(1)
Net charge-offs	$329	$—	$—	$3,346	$—	$—	$—	$—	$15

Average loan balance	$157,629	$639,604	$27,739	$702,852	$1,569,727	$235,268	$2,102,691	$140,046	$49,995
Ratio of net charge-offs during the period to average loans during the period	0.21%	—	—	0.48%	—	—	—	—	0.03%

	September 30, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$871	$—	$—	$2,804	$—	$—	$—	$—	$3
Recoveries	(446)	(75)	—	(220)	—	—	—	—	(299)
Net charge-offs (recoveries)	$425	$(75)	$—	$2,584	$—	$—	$—	$—	$(296)

Average loan balance	$120,845	$518,304	$28,264	$660,022	$1,885,857	$187,414	$1,808,924	$—	$57,218
Ratio of net charge-offs (recoveries) during the period to average loans during the period	0.35%	(0.01%)	—	0.39%	—	—	—	—	(0.51%)

We review charge-offs at least quarterly in loan surveillance meetings which include the chief credit officer, the loan review department and other senior credit officers in a process which includes identifying any trends or other factors impacting portfolio management. In recent periods charge-offs have been primarily comprised of the non-guaranteed portion of SBA 7(a) loans and leases. The charge-offs have resulted from individual borrower or business circumstances as opposed to overall trends or other factors.

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $61.7 million of OREO at September 30, 2024 and $16.9 million of OREO at December 31, 2023. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$3,047	$1,842
SBL commercial mortgage	4,898	2,381
SBL construction	1,585	3,385
Direct leasing	3,919	3,785
IBLOC	—	—
Real estate bridge loans	12,300	—
Other loans	—	132
Total non-accrual loans	25,749	11,525

Loans past due 90 days or more and still accruing(1)	4,737	1,744
Total non-performing loans	30,486	13,269
OREO(2)	61,739	16,949
Total non-performing assets	$92,225	$30,218

(1) The majority of the increase in Loans past due 90 days or more and still accruing resulted from vehicle leases to governmental entities and municipalities, the payments for which are sometimes subject to administrative delays, SBLOC loans secured by marketable securities and IBLOC loans which are secured by the cash value of life insurance.

(2) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at September 30, 2024, with a balance at that date of $40.3 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. The $40.3 million balance compares to a September 2023 third party “as is” appraisal of $47.8 million, or an 84% “as is” LTV, with additional potential collateral value as construction progresses, and units are re-leased at stabilized rental rates. The Company entered into a purchase and sale agreement for that apartment property acquired by the Bank through foreclosure. The purchaser has made earnest money deposits of $375,000, with additional required deposits projected to total $500,000 prior to the December 31, 2024 closing deadline. The sales price is expected to cover the Company’s current OREO balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, earnest money deposits are expected to accrue to the Company. The nonaccrual balances in this table as of September 30, 2024, are also reflected in the substandard loan totals.

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at September 30, 2024 and December 31, 2023:

As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$103	$—	$758
Non-accrual	—	—	1,364	824	349	510	—	3,047
Total SBL non-real estate	—	—	1,364	1,438	390	613	—	3,805

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,379	1,717	254	1,548	—	4,898
Total SBL commercial mortgage	—	—	1,379	1,717	254	1,884	—	5,234

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	2	880	118	68	111	81	—	1,260
Non-accrual	—	708	1,907	1,229	65	10	—	3,919
Total direct lease financing	2	1,588	2,025	1,297	176	91	—	5,179

SBLOC
90+ Days past due	—	—	—	—	—	1,321	—	1,321
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	1,321	—	1,321

IBLOC
90+ Days past due	—	—	—	—	1,062	—	—	1,062
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	—	—	—	1,062	—	—	1,062

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Other loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	—	—	—

Total 90+ Days past due	$2	$880	$118	$682	$1,214	$1,841	$—	$4,737

Total Non-accrual	$—	$708	$4,650	$16,945	$668	$2,778	$—	$25,749

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$42	$—	$294	$—	$336
Non-accrual	—	—	632	522	190	498	—	1,842
Total SBL non-real estate	—	—	632	564	190	792	—	2,178

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	452	—	1,929	—	2,381
Total SBL commercial mortgage	—	—	—	452	—	1,929	—	2,381

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,675	—	—	710	—	3,385
Total SBL construction	—	—	2,675	—	—	710	—	3,385

Direct lease financing
90+ Days past due	298	146	41	—	—	—	—	485
Non-accrual	58	1,775	1,688	212	46	6	—	3,785
Total direct lease financing	356	1,921	1,729	212	46	6	—	4,270

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	127	384	234	—	—	—	745
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	127	384	234	—	—	—	745

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total real estate bridge loans	—	—	—	—	—	—	—	—

Other loans
90+ Days past due	178	—	—	—	—	—	—	178
Non-accrual	—	—	—	—	—	132	—	132
Total other loans	178	—	—	—	—	132	—	310

Total 90+ Days past due	$476	$273	$425	$276	$—	$294	$—	$1,744

Total Non-accrual	$58	$1,775	$4,995	$1,186	$236	$3,275	$—	$11,525

For the three month and year-to-date periods ended September 30, 2024 and September 30, 2023, loans modified and related information are as follows (dollars in thousands):

	Three months ended September 30, 2024					Three months ended September 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$819	$—	$—	$819	0.46%	$—	$—	—
SBL commercial mortgage	—	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—	—
Real estate bridge loans	—	55,336	—	55,336	2.53%	—	—	—
Total	$819	$55,336	$—	$56,155	0.95%	$—	$—	—

	Nine months ended September 30, 2024					Nine months ended September 30, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$2,484	$—	$—	$2,484	1.38%	$156	$156	0.12%
SBL commercial mortgage	3,271	—	—	3,271	0.49%	—	—	—
Direct lease financing	—	—	2,521	2,521	0.35%	—	—	—
Real estate bridge loans(1)	—	87,836	—	87,836	4.01%	—	—	—
Total	$5,755	$87,836	$2,521	$96,112	1.63%	$156	$156	—

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, generally utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended September 30, 2024, and September 30, 2023 presented by loan classification (dollars in thousands):

Three months ended September 30, 2024
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$321	$321	$498	$819
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge loans	—	—	—	—	—	55,336	55,336
	$—	$—	$—	$321	$321	$55,834	$56,155

Three months ended September 30, 2023
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—

	Nine months ended September 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,046	$1,046	$1,438	$2,484
SBL commercial mortgage	—	—	—	—	—	3,271	3,271
Direct lease financing	—	2,521	—	—	2,521	—	2,521
Real estate bridge loans(1)	—	—	—	—	—	87,836	87,836
	$—	$2,521	$—	$1,046	$3,567	$92,545	$96,112

	Nine months ended September 30, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$156	$156
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$156	$156

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, sometimes utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

There were $56.2 million and $96.1 million of loans classified as modified for the three month and year-to-date periods ended September 30, 2024, respectively, with specific reserves of zero and $5,000, for the three month and year-to-date periods ended September 30, 2024, respectively. There were zero and $156,000 of loans classified as modified for the three month and year-to-date periods ended September 30, 2023. Substantially all of the reserves at September 30, 2024 related to the non-guaranteed portion of SBA loans.

As a result of interest rate modifications, approximately $815,000 was reversed from interest income in the third quarter of 2024, which was applicable to prior periods.

The following table describes the financial effect of the modifications made for the three month and year-to-date periods ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	0.46%	—	—	—
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—
Real estate bridge loans	1.27%	—	—	—	—	—

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	1.38%	—	—	0.12%
SBL commercial mortgage	—	—	0.49%	—	—	—
Direct lease financing	—	12.0	—	—	—	—
Real estate bridge loans(1)	1.42%	—	1.23%	—	—	—

(1) For the nine months ended September 30, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was approximately 73%, and the “as stabilized” LTV was approximately 66% based upon appraisals performed within the past twelve months. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete and units are released at stabilized rates. Apartment improvements and renovations continue, sometimes utilizing additional borrower capital. The balances for both periods were also classified as either special mention or substandard as of September 30, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification that had a payment default during the period and were modified in the twelve months before default.

We had no commitments to extend additional credit to loans classified as modified as of September 30, 2024 or December 31, 2023.

We had $25.7 million of non-accrual loans at September 30, 2024, compared to $11.5 million of non-accrual loans at December 31, 2023. The $14.2 million increase in non-accrual loans was primarily due to $65.7 million of additions partially offset by $44.1 million transferred to OREO, $3.4 million of charge-offs, $1.5 million transferred to repossessed vehicle inventory, $2.7 million of payments and $129,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $4.7 million at September 30, 2024 and $1.7 million at December 31, 2023. The $3.0 million increase reflected $11.6 million of additions partially offset by $8.6 million of loan payments and $24,000 transferred to non-accrual loans.

We had $61.7 million of OREO at September 30, 2024 and $16.9 million of OREO at December 31, 2023. The change in balance reflected $45.0 million transferred from non-accrual loans.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2024 and December 31, 2023, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $28.1 million at September 30, 2024, compared to $27.5 million at December 31, 2023.

Other assets

Other assets amounted to $157.5 million at September 30, 2024 compared to $133.1 million at December 31, 2023.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At September 30, 2024, we had total deposits of $6.93 billion compared to $6.68 billion at December 31, 2023, which reflected an increase of $244.8 million, or 3.7%. Daily deposit balances are subject to variability, and deposits averaged $7.01 billion in the third quarter of 2024. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K for the year ended December 31, 2023). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at September 30, 2024, the top three affinity groups accounted for approximately $2.95 billion, the next three largest $1.58 billion, and the four subsequent largest $779.9 million. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest $1.46 billion, and the four subsequent largest $852.1 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with some movement in the ninth and tenth largest relationships. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at September 30, 2024 totaled $3.25 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $2.06 billion. Such balances in the top ten relationships at year-end 2023, totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. The vast majority of such payments are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Item 2 – Asset and Liability Management” above). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section, above. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In third quarter 2024, our demand and interest checking balances averaged $6.94 billion, compared to $6.23 billion in third quarter 2023. The growth primarily reflected increases in payment company balances. Average savings and money market balances increased to $65.1 million the third quarter of 2024, compared to $56.5 million in the third quarter of 2023. We sweep deposits off our balance sheet to other institutions to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Short-term time deposits have been used minimally to provide liquidity cushions, for instance when short-term loan origination exceeds short-term deposit growth, as was the case in 2022. In 2023, we did not use short-term time deposits after the first quarter of the year. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the nine months ended		For the year ended
	September 30, 2024		December 31, 2023
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$6,684,671	2.40%	$6,308,509	2.30%
Savings and money market	58,777	3.30%	78,074	3.66%
Time	—	—	20,794	4.13%
Total deposits	$6,743,448	2.41%	$6,407,377	2.32%

(1) Of the amounts shown for 2024 and 2023, $149.1 million and $177.0 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $135.0 million of borrowings with FHLB at September 30, 2024. There were no borrowings on either line at December 31, 2023. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$135,000	$—
Average for the three months ended September 30, 2024	73,480	N/A
Average during the year	55,820	5,739
Maximum month-end balance	455,000	450,000
Weighted average rate during the period	5.60%	4.72%
Rate at period end	5.16%	—

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

Borrowings

At September 30, 2024, we had other long-term borrowings of $38.2 million compared to $38.6 million at December 31, 2023. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $70.8 million at September 30, 2024, compared to $69.6 million at December 31, 2023.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended September 30, 2024 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2023 Form 10-K.

As noted under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, the Company’s exposure to interest rate risk is managed through the use of guidelines which limit interest rate exposure to higher interest rates. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. While future Federal Reserve rate reductions may result in lower net interest income, such exposure to lower rates was significantly reduced in the third quarter of 2024 with the purchase of fixed rate securities. In the third quarter of 2024 the Federal Reserve began lowering rates. In addition to the aforementioned guidelines which the Company uses to manage interest rate risk, the Company utilizes an asset liability committee to provide oversight by multiple departments and senior officers.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 26, 2023, the Board approved the 2024 Repurchase Program, which authorized the Company to repurchase $50.0 million in value of the Company’s common stock per fiscal quarter in 2024, for a maximum amount of $200.0 million. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. Under the 2024 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2024 Repurchase Program may be modified or terminated at any time. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
July 1, 2024 - July 31, 2024	331,267	$44.96	331,267	$85,108
August 1, 2024 - August 31, 2024	356,544	48.77	356,544	67,720
September 1, 2024 -September 30, 2024	349,258	50.74	349,258	50,000
Total	1,037,069	48.22	1,037,069	50,000

(1) During the third quarter of 2024, all shares of common stock were repurchased pursuant to the 2024 Repurchase Program, which was approved by the Board on October 26, 2023 and publicly announced on October 26, 2023. Under the 2024 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $50.0 million per quarter, for a maximum amount of $200.0 million in 2024. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Repurchase Program to $250.0 million. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2) The 2024 Repurchase Program may be suspended, amended or discontinued at any time and has an expiration date of December 31, 2024. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10

THE BANCORP, INC.
(Registrant)

November 7, 2024	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 7, 2024	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Chief Financial Officer and Secretary