Form 10-K
period 2024-12-31
Bancorp, Inc.
filed 2025-03-03
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2024 of $37.76 was approximately $1.78 billion.

As of February 24, 2025, 48,067,178 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•natural disasters, pandemics, other public health crises, acts of terrorism, geopolitical conflict, including trade disputes and tariffs, sanctions, war or armed conflict, such as the conflicts between Russia and Ukraine and Israel and Hamas and the possible expansion of such conflicts in surrounding areas, or other catastrophic events could disrupt the systems of us or third party service providers and negatively impact general economic conditions;

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business;

•our entry into consumer fintech lending and its future potential impact on our operations and financial condition may result in new operational, legal and financial risks;

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

PART I

ITEM 1. BUSINESS.

Overview

The Bancorp, Inc. (the “Company,” “we,” “us,” “our” or “the holding company”) is a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association (the “Bank”). The vast majority of our revenue and income is generated through the Bank. As described more fully below, our business strategy is focused on fintech activities including payments and related deposits and credit sponsorship. We expect our fintech business to generate non-interest income and attract stable, lower cost deposits which we then seek to deploy into lower risk assets in specialized markets through our specialty lending activities.

Our national specialty lending segment includes institutional banking, commercial real estate bridge lending, small business lending and commercial fleet leasing. Our Institutional Banking business line offers securities-backed lines of credit (“SBLOCs”) and insurance policy cash value-backed lines of credit (“IBLOCs”) through affinity groups such as investment advisors. SBLOCs and IBLOCs are collateralized by marketable securities and the cash value of insurance policies, respectively, and are typically offered in conjunction with brokerage accounts. Our Institutional Banking business line also offers financing to investment advisors, made for purposes of debt refinance, acquisition of another firm or internal succession. Additionally, we offer commercial real estate bridge loans (sometimes referred to herein as “REBLs” or “real estate bridge loans”), the majority of which are collateralized by apartment buildings. We also offer small business loans (“SBLs”) which are comprised primarily of Small Business Administration (“SBA”) loans and vehicle fleet leasing and, to a lesser extent, other equipment leasing (“direct lease financing”) to small- and medium-sized businesses. Vehicle fleet and equipment leases consist of commercial vehicles including trucks and special purpose vehicles and equipment. In 2024, we began making consumer fintech loans which consist of short-term extensions of credit including secured credit card loans, fixed term loans, payroll advances and others, made in conjunction with marketers and servicers.

At December 31, 2024, loan types and amounts were:

•SBLOC and IBLOC –$1.56 billion, or approximately 25% of total loans and commercial loans, at fair value;

•Investor advisor financing –$273.9 million, or approximately 4% of total loans and commercial loans, at fair value;

•Direct lease financing –$700.6 million, or approximately 11% of total loans and commercial loans, at fair value;

•Commercial real estate bridge loans, at fair value (excluding SBA, at fair value) –$133.2 million, or approximately 2% of total loans and commercial loans, at fair value;

•REBL –$2.11 billion, or approximately 33% of total loans and commercial loans, at fair value;

•SBL (including SBA, at fair value) –$987.0 million (including SBA held at fair value), or approximately 16% of total loans and commercial loans, at fair value; and

•Consumer fintech loans–$454.4 million, or approximately 7% of total loans and commercial loans, at fair value.

Commercial real estate loans, at fair value consist of REBL loans originated for securitization but which we now intend to hold on our balance sheet. Our investment portfolio amounted to $1.50 billion at December 31, 2024, representing an increase from the prior year. See Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The majority of our deposits and non-interest income are generated in our fintech segment, which consists of consumer transaction accounts accessed by Bank-issued prepaid or debit cards and payment companies that process their clients’ corporate and consumer payments, automated clearing house (“ACH”) accounts, the collection of card payments on behalf of merchants and other payments through our Bank. In 2024, we began making consumer fintech loans which consist of short-term extensions of credit including secured credit card loans, fixed term loans, payroll advances and others, made in conjunction with marketers and servicers.

The card-accessed deposit accounts are comprised of debit and prepaid card accounts that are generated by companies that market directly to end users. Our card-accessed deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or Mastercard. Consumer transaction account banking services are provided to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, which we refer to as “affinity or private label banking.” These services include loan and deposit accounts for investment advisory companies through our Institutional Banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. In 2024, we began offering loans through credit sponsorship with third parties, in our fintech segment.

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

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer Bases to Market our Services through Private Label Banking. We seek to continue to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will continue to generate stable and lower cost deposits compared to certain other funding sources, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships. In 2024, we began offering loans through credit sponsorship with third parties, in our fintech segment.

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

Specialty Finance: Lending Activities

Lending activities within our specialty lending segment include SBLOC, IBLOC and investment advisor loans, direct lease financing, SBLs and consumer fintech loans.

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

Non-SBA Commercial Loans, at Fair Value and Real Estate Bridge Lending. Prior to 2020, we originated commercial real estate loans for sale into securitizations. In 2020, we decided to retain the loans which had not been sold on our balance sheet and continue to account for such loans at fair value. These loans are collateralized by various types of commercial real estate, primarily multifamily (apartment buildings) but also include legacy amounts of retail, hotel and office real estate, and do not have recourse to the borrower (except for carve-outs such as fraud) and, accordingly, generally depend on cash reserves and cash generated by the underlying properties for repayment. In the third quarter of 2021, we resumed the origination of apartment loans, which we also plan to retain and which are transitional commercial mortgage loans to improve and rehabilitate existing properties that already have cash flow. While these loans generally have three year terms, the vast majority are variable rate, with monthly rate adjustments and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although such loans generally require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sponsor’s ability to service the debt, or the value of the property in disposition. Low occupancy or rental rates may negatively impact loan repayment. Because these loans were previously originated for sale, or because we may decide to sell certain REBL loans in the future, the underwriting and other criteria used were those which buyers in the capital markets indicated were most crucial when determining whether to buy the loans. Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt). However, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.

Consumer fintech loans.

In 2024, the Company began making consumer fintech loans in conjunction with marketers and servicers. These loans consist of short-term extensions of credit including secured credit card loans, fixed term loans, payroll advances and others. While credit cards are secured by deposit balances, the other extensions of credit in the consumer fintech lending programs are not. While the sale of such loans and other mitigations are utilized to manage risk, these loans are at risk of complete loss if not repaid.

Deposit Products and Services

We offer a range of deposit products and services deployed through our Fintech Solutions and Institutional Banking business lines for the benefit of our affinity group clients and their customer bases. These products may be offered directly, or through our private label banking strategy. These include:

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

Institutional Banking

We have developed strategic relationships with affinity-based clients such as limited-purpose trust companies, registered investment advisors, broker-dealers and other firms offering institutional banking services. In addition to the SBLOC, IBLOC and investment advisor loans discussed above, our Institutional Banking business also provides customized, private label deposit products such as demand and money market accounts to customers of these affinity-based clients.

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

Technology and Cybersecurity

Primary System Architecture. We provide financial products and services through a secure, tiered architecture using commercially available software and with third-party providers whom we believe to be industry leaders. We maintain a platform of web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base. User activity is distributed across our service offerings, with internally developed software and cloud services, as well as third-party platforms and processors. The goal of our systems design is to service our client requirements efficiently, which has been accomplished using data and service replication between data centers and cloud platforms for our critical applications. The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands. In addition to built-in redundancies, we monitor our systems using automated internal tools as well as third parties for Security and Network Operations Center Services and to validate our controls.

Cybersecurity. We have an established Cybersecurity Program that is mapped to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security® (“CIS”) Critical Security Controls, and relevant International Organization for Standardization (“ISO”) standards. We also obtain annual Payment Card Industry (“PCI”) certification. Highlights of the program include:

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit card accounts, our largest source of funding and fee income, competitors include Pathward Financial and for SBLOC competitors include TriState Capital. For SBA loans, our competitors include Live Oak Bank, and for leasing our competitors include Enterprise. For REBL loans, competitors include companies such as Bridge Investment Group. Significant costs of entry include consumer protection compliance, and Bank Secrecy Act (“BSA”) and other regulatory compliance costs, which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

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

Employees. As of December 31, 2024, we had 771 full-time employees and believe our relationship with our employees to be good. None of our employees are covered by a collective bargaining agreement. Our workforce as of that date included approximately 50% women and 23% racial and ethnic minorities.

Oversight. The Company’s Chief Human Resources Officer reports directly to the President and Chief Executive Officer (“CEO”) and oversees most aspects of the employee experience, including talent acquisition, learning and development, talent management, inclusion, employee relations, payroll, compensation and benefits.

Talent Acquisition and Development. We aim to attract, develop and retain high-performing talent with a range of backgrounds and experiences who can further the Company’s strategic business objectives. To that end, we offer market-competitive compensation and strive to accelerate employees’ professional development through performance management and fostering a learning culture. Our employees work together with their managers to set business and professional development goals, supported by a variety of resources and tools developed to help employees enhance their leadership skills.

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

Inclusive Work Environment. We strive to maintain an inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. The Company implements strategies and initiatives that promote these values at all levels of the Company, such as training, employee resource groups (“ERGs”), and community service activities.

Employee Engagement. The Company strives to foster and maintain a workplace that offers a positive, inclusive culture for all employees and uses annual employee engagement surveys to gather employee feedback. These survey results are considered in the planning and implementation of employee programs, initiatives, and communications.

Regulation and Supervision

Overview

The Bancorp, Inc. is a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company maintains its headquarters in Wilmington, Delaware. The Company’s subsidiary, The Bancorp Bank, National Association, is a federally chartered and federally insured commercial bank supervised and examined by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”). On September 15, 2022, the Bank converted from a state-chartered bank regulated by the FDIC and the Delaware Office of the State Bank Commissioner to a federally chartered bank regulated by the OCC. On February 1, 2023, the Bank relocated its main office from Wilmington, Delaware to Sioux Falls, South Dakota.

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

Change in Control. Additionally, under the Change in Bank Control Act and the BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a publicly-traded bank holding company such as The Bancorp, Inc., control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

Limitations on Company Dividends. It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Holding Company Liability” below. Federal Reserve policies also affect the ability of a financial holding company to pay in-kind dividends.

Limitations on Bank Dividends. Various federal provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Additionally, a dividend may not be paid in excess of a bank’s retained earnings. Moreover, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under other regulatory capital rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. Additionally, regulators are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Capital Adequacy. The Federal Reserve and OCC have issued standards for measuring capital adequacy for financial holding companies and banks that are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any bank regulatory applications. As discussed below under “Prompt Corrective Action” a failure to meet minimum capital requirements could subject the Company or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

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

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2024, the Company and the Bank had total capital to risk-adjusted assets ratios of 14.46% and 15.87%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 13.88% and 15.29%, respectively.

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines to supplement the risk-based capital guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. However, banks under $10 billion in assets typically maintain a Tier 1 capital to adjusted average total assets ratio exceeding 8%. Currently, the Bank’s internal guidelines suggest a ratio of 9%. The regulatory guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2024, the Company and the Bank had leverage ratios of 9.41% and 10.38%, respectively.

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

Basel III Capital Rules. The federal banking agencies have adopted rules, referred to as the Basel III rules, which implement the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards. The Basel III rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the specific requirements of the Basel III rules.

Minimum capital ratios in effect at December 31, 2024 were as follows:

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

As of December 31, 2024, we were in compliance with the Basel III rules. We remain in compliance with such rules and believe the Company and the Bank will continue to be able to meet targeted capital ratios. Actual ratios as of December 31, 2024 are shown in the following paragraph.

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2024, the Company’s total risk-based capital ratio was 14.46%, Tier 1 risk-based capital ratio was 13.88%, and leverage ratio was 9.41% while the Bank’s ratios were 15.87%, 15.29% and 10.38%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of applicable regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.

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

Brokered Deposits. A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Prior to June 30, 2021, the majority of the Bank’s deposits were classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties. In December 2020, the FDIC issued a regulation which resulted in the reclassification of the majority of the Bank’s deposits from brokered to non-brokered, which generally resulted in a reduction of FDIC insurance expense rates. See “Insurance of Deposit Accounts” below. These designations are subject to the FDIC’s ongoing assessment and there can be no assurance that such classifications will be permanent.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on the Bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors and its assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above-referenced rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2024, the Bank’s DIF assessment rate was 5 basis points, subject to increase at any time in the future.

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

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. At December 31, 2024, the Bank’s limit on loans to one borrower was

$138.3 million. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by marketable securities.

Transactions with Affiliates and other Related Parties. There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including the Company and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2024, the Company was not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. At December 31, 2024 and 2023, loans to these related parties amounted to $6.9 million and $5.7 million respectively.

Standards for Safety and Soundness. The FDIA requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and interagency guidelines to implement these safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Privacy and Information Security. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank has adopted privacy standards that we believe will satisfy regulatory scrutiny and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms. The Gramm-Leach-Bliley Act (the “GLBA”) and other laws require us to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to provide for the security and confidentiality of customer records and information. As a result, we have implemented and continue to assess and improve our security and privacy policies and procedures to protect personal and confidential information.

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

Cybersecurity. The federal banking regulators regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack.

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

Anti-Money Laundering, Sanctions, and Related Regulations. The BSA requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing. These rules are administered by the Financial Crimes Enforcement Network, (“FinCEN”), a bureau of the U.S. Department of the Treasury. Under the law, the Bank must have a written BSA/Anti-Money Laundering (“AML”) program which has been approved by the board of directors and contains the following key requirements: (1) appointment of responsible persons to manage the program, including a BSA Officer; (2) ongoing training of all appropriate Bank staff and management on BSA-AML compliance; (3) development of a system of internal controls (including appropriate policies, procedures and processes); and (4) required independent testing to ensure effective implementation of the program and appropriate compliance. Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting, monitoring of customer activity and transactions and filing a suspicious activity report when warranted. The BSA also contains numerous recordkeeping requirements.

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

Office of Foreign Assets Control. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction. OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list or is otherwise asked to facilitate a transaction prohibited under a government sanctions program, the Bank must freeze or block such account or reject a transaction, and perform additional procedures as required by OFAC regulations. The Bank filters its customer base and transactional activity against OFAC-issued lists. The Bank performs these checks using purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

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

Prepaid Account Rule Amending Regulation E and Regulation Z. The Consumer Financial Protection Bureau (“CFPB”) has adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (the “Prepaid Rule”). The Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (1) establishment of a definition of “prepaid account” within Regulation E to include reloadable and non-reloadable physical cards, as well as codes or other devices; (2) modification of Regulation E to require prescribed disclosures be provided to the consumer; (3) extending to prepaid accounts the periodic transaction history and statement requirements of Regulation E applicable to payroll and federal government benefit accounts; (4) extending the error resolution and limited liability provisions of Regulation E applicable to payroll cards to registered network branded prepaid cards; (5) requiring financial institutions to post prepaid account agreements to the issuers’ websites and to submit them to the CFPB; (6) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts providing overdraft protection and other credit features; (7) requiring a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting an issuer from adding such services or features for at least 30 calendar days after the consumer registers the prepaid account; and (8) prohibiting application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features. The Bank has evaluated the impact of the Prepaid Rule on its operations and its third-party relationships and established internal processes accordingly.

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

Enforcement. Under the FDIA, federal banking regulators have authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to the institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Reserve Requirements. Federal Reserve regulations require banks to maintain reserves against their demand deposits, with lesser reserves on limited transaction accounts, after subtraction of exempted amounts. For 2024, the exemptions for demand deposits and limited transaction accounts were, respectively, $36.1 million and $644.0 million. At December 31, 2024, the Bank had $564.1 million in cash and balances at the Federal Reserve. While legal statutes require recalculation of these exemptions annually, the Federal Reserve, as a result of the COVID-19 pandemic, waived reserve requirements and has not reinstated them through December 31, 2024. We believe we have sufficient sources of liquidity to offset the impact of reserve requirements if or when they are reinstated.

Dodd-Frank. Enacted in 2010, Dodd-Frank implemented far-reaching changes across the financial regulatory landscape in the United States. Since its enactment, banks and financial services firms have experienced enhanced regulation and oversight. Certain Dodd-Frank provisions directly impacting the Company or the Bank included: (1) creation of the CFPB which was given broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to all banks and certain others, and examination and enforcement powers with respect to any bank with more than $10 billion in assets; (2) restriction of the preemption of state consumer financial protection law by federal law, and disallowing subsidiaries and affiliates of national banks from availing themselves of such preemption; (3) requiring new capital rules and application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies; changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital, increasing the minimum DRR from 1.15% to 1.35%, and requiring the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion; see “Capital Adequacy,” “Basel III Capital Rules,” and “Prompt Corrective Action” above; (4) requiring all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; see “Holding Company Liability,” “Capital Adequacy,” and “Prompt Corrective Action” above; (5) providing new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation; see “Federal Regulatory Guidance on Incentive Compensation” below for details; (6) repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; (7) provisions in what is known as the Durbin Amendment designed to restrict interchange fees for certain debit card issuers and limiting the ability of networks and issuers to restrict debit card transaction routing; see “Regulation II” below; (8) increasing the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries; and (9) restricting proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” See “Volcker Rule Adoption” below.

Federal Regulatory Guidance on Incentive Compensation. The federal banking regulators have issued guidance on sound incentive compensation policies for banking organizations. This guidance, which covers all employees with the ability to materially affect the risk profile of an organization either individually or as a part of a group, is based upon key principles designed to ensure that incentive compensation practices are not structured in a manner to give employees incentives to take imprudent risks. Federal regulators actively monitor actions being taken by banking organizations with respect to incentive compensation arrangements and review and update their guidance as appropriate to incorporate emerging best practices.

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

Regulation II. The “Durbin Amendment” to Dodd-Frank and the Federal Reserve’s implementing Regulation II exempt from debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion. Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if Regulation II is amended or if we, together with our subsidiaries, surpass $10 billion in assets. Regulation II also prohibits network exclusivity arrangements on debit card transactions and ensures merchants will have choices in debit card routing, and these provisions apply to us. Under the Durbin Amendment to Dodd-Frank and the Federal Reserve’s implementing regulations, the debit card interchange fee that the Bank charges merchants must be reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is capped at the sum of $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. The Bank may also recover $0.01 per transaction for fraud prevention purposes if it complies with certain fraud-related requirements. The Federal Reserve also has established rules governing routing and exclusivity that require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Volcker Rule. Under provisions of Dodd-Frank known as the “Volcker Rule” and implementing regulations, banking entities may not (1) engage in short-term proprietary trading for their own accounts or (2) have certain ownership interests in and relationships with hedge funds or private equity funds, referred to as “covered funds.” The Volcker Rule also requires each regulated entity to establish an internal compliance program consistent with the extent to which it engages in prohibited activities, which must include (for the largest entities) making regular reports about those activities to regulators. Smaller banks and community banks, including the Bank, are afforded some relief under the Volcker Rule. Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Volcker Rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of Dodd-Frank and was intended to ease regulatory burdens, particularly with respect to smaller-sized banking institutions, e.g., those with less than $10 billion in assets, such as us. EGRRCPA’s highlights include: (i) exemption of banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) clarification that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (iii) simplification of capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

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

State Laws and Regulations. Notwithstanding its federal charter, the Bank is governed by other state laws and regulations in connection with some of its business and operational practices. This includes, for example, complying with state laws governing abandoned or unclaimed property, state and local licensing requirements, and other state-based rules which direct how the Bank may conduct its activities, unless otherwise preempted by its federal charter.

Available Information

Our principal executive offices are located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. The Bank headquarters are located at 345 North Reid Place, Suite 700, Sioux Falls, South Dakota 57103. We make available free of charge on our website, www.thebancorp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors are encouraged to access these reports and other information about our business on our website. Information found on our website shall not be deemed incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices. Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board and standards of conduct governing our directors, officers and employees.

ITEM 1A. RISK FACTORS.

Risk Factors Summary

Risks Relating to Our Business and Industry

▪Periods of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

▪Recent developments in the banking industry related to specific problem banks could have a negative impact on the industry as a whole and may negatively impact stock prices and result in additional regulations that could increase our expenses and otherwise affect our operations.

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

▪Legislative and regulatory actions taken now or in the future, including as a result of the new U.S. administration, may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

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

▪Agreements between the Bank and third parties to market and service Bank-originated consumer loans may subject the Bank to credit, fraud and other risks, as well as claims from regulatory agencies and third parties that, if successful, could negatively impact the Bank's current and future business.

▪We have entered into agreements with third party marketers and servicers for consumer fintech loans which we have begun originating, and which present credit and other risks.

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

General Risks

▪Stimulus programs may result in potential liability or losses.

▪Severe weather, natural disasters, geopolitical events, public health crises, trade disputes, acts of war or terrorism or other adverse external events could harm our business.

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

Additionally, failure to maintain a satisfactory CRA rating may result in business restrictions. Until September 15, 2022, the Bank operated its CRA program under an FDIC-approved CRA strategic plan and was assigned an “Outstanding” CRA rating. The Bank began operating under an OCC-approved strategic plan effective January 1, 2023 and the Bank was assigned a “Satisfactory” CRA rating in its most recent CRA performance evaluation, which was completed in February 2023.

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

Legislative and regulatory actions taken now or in the future, including as a result of the new U.S. administration, may increase our operating costs and impact our business, governance structure, financial condition or results of operations.

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

There is an increased focus and scrutiny from certain government regulators, investors, customers and other stakeholders on ESG practices and disclosure related to climate risk, hiring practices, the diversity of the work force, equity and inclusion. Failure to adapt to or comply with governmental requirements or meet the expectations of , investors, customers or other stakeholders could negatively impact the Company’s reputation, ability to do business with certain partners and stock price. In addition, we could be criticized for the speed, or scope, of adoption of policies and practices in response to such expectations. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and customer engagement. This may also impact our ability to attract and retain talent to compete in the marketplace.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or customers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations and financial condition.

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

Like all financial institutions, the Bank maintains an ACL to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2024, the ratios of the ACL to total loans and to non-performing loans were, respectively, 0.52% and 94.61%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and events and reasonable and supportable forecasts. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative factors, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is appropriate and supportable in providing for current and future expected credit losses and that our methodology to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses or change our methodology for determining our allowance and provision for credit losses, or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and result in losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,”Business –Lending Activities.”

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2024, to any one customer or related group of customers was $138.3 million, computed on the basis of 15% of capital as defined by our regulators. That limit may be increased to 25% of regulatory defined capital, if the excess over 15% is collateralized by marketable securities. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within our four specialty lending operations, as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

Agreements between the Bank and third parties to market and service Bank-originated consumer loans may subject the Bank to credit, fraud and other risks, as well as claims from regulatory agencies and third parties that, if successful, could negatively impact the Bank's current and future business.

The Bank has entered into various agreements with unaffiliated third parties ("Marketers"), whereby the Marketers will market and service consumer loans underwritten and originated by the Bank. These agreements present potential increased credit, operational, and reputational risks. Because the loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. We may also become subject to claims by regulatory agencies, customers, or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct is deemed to not comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs.

Certain types of these arrangements have been challenged both in the courts and in regulatory actions. In these actions, plaintiffs have generally argued that the "true lender" is the marketer and that the intent of such lending program is to evade state usury and loan licensing laws. Other cases have also included other claims, including racketeering and other state law claims, in their challenge of such programs.

In 2020, the OCC issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such relationships (the "True Lender Rule"). In June 2021, the True Lender Rule was repealed and the OCC was prohibited from issuing any replacement of the True Lender Rule absent Congressional authorization. In the wake of the repeal of the True Lender Rule, several states have announced their intention to broaden oversight of non-bank fintech lenders, while certain parties have initiated litigation in order to obtain court guidance on how particular jurisdictions may weigh loan program facts and rule on “true lender” challenges. In addition, the Consumer Financial Protection Bureau and the Federal Trade Commission have each announced their intention to explore their authority to supervise nonbank lending partnerships in markets for consumer financial products and services.

Consequently, state and federal regulatory authorities may proceed on different paths to promulgate “true lender” restrictions, and, absent binding court rulings or direct legislative action, impacted parties may have little to no advance notice of new restrictions and compliance obligations. In the absence of applicable laws or regulations addressing these matters, true lender disputes will be determined on a case-by-case basis, informed by differing state laws and the facts in each instance. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank has entered, or will enter, into will not be brought in the future. If a regulatory agency, consumer advocate group, or other third party were to bring successful action against the Bank or any of the third parties with which the Bank operates such lending programs, there could be a material adverse effect on our financial condition and results of operations.

We have entered into agreements with third party marketers and servicers for consumer fintech loans which we have begun originating, and which present credit and other risks.

Consumer fintech loans present increased credit, fraud, operational and reputation risks. Unsecured loans which are not repaid, or mitigated by sale or other mitigations, will result in losses and reductions in income. See Item 1A, “Risk Factors—The Bank’s allowance for credit losses may not be adequate to cover actual losses.” The Bank is also subject to UDAAP and True Lender claims either through legislators or litigation. UDAAP claims may arise if aspects of the product are determined to be false or deceptive, while True Lender claims assert that the marketers are the “lender”.

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

A significant portion of our revenues are derived from prepaid, debit card and other related products, and prepaid and debit card account deposits also comprise the majority of the Bank’s deposits. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Moreover, markets for fintech financial products and the related services from which we derive significant fees, are rapidly evolving. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Our revenues could be impacted by the evolution of fintech products or changes within these product mixes. Related changes in volume including changes in client mix, or in pricing, can also result in variability of revenue between periods. Additionally, certain of our clients have significant volume, the loss of which would materially affect our revenues. In 2024, the top five largest contributors to prepaid, debit card and related fees, comprised approximately 52% of prepaid, debit card, ACH, and other payment fees. Additionally, prepaid and debit card fee income may be subject to quarterly and longer term variances resulting from seasonality, changes in fee structures, product mix and other factors, which also make projecting income trends difficult.

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

Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1, “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at year-end 2024, the top three affinity groups accounted for approximately $3.79 billion, the next three largest accounted for $1.64 billion, and the four subsequent largest accounted for $756.9 million. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest accounted for $1.46 billion, and the four subsequent largest accounted for $852.1 million. While certain of these relationships may have changed their ranking in the top ten of the affinity groups with which we have contractual relationships, the affinity groups themselves were generally identical at both dates. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at year-end 2024 totaled $3.81 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $2.38 billion. Such balances in the top ten relationships at year-end 2023 totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. We do not believe that the changes between these periods significantly impacted overall liquidity or cost of funds as a result of long-term relationships and a history of stability of small balance accounts which is further managed through multi-year contracts. We may exit relationships where our internal requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. In 2021 and 2023, for instance, two of our affinity group clients transferred their operations to their newly chartered banks. Additionally, certain of our clients have been, and in the future may be, acquired by other entities, which may result in the transfer of their business to the acquiror or other institutions. In 2024, the top two largest contributors to prepaid, debit card and related fees comprised approximately 41% of prepaid, debit card, ACH, and other payment fees, while the three subsequent largest comprised 11% of such income. If other affinity group relationships were to be terminated in the future, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationships. If we cannot replace such relationships, we may be required to seek higher rate funding sources as compared to any exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs, which would reduce revenues or potentially generate losses.

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

General Risks

Stimulus programs may result in potential liability or losses.

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

Catastrophic events over which we have no control, including severe weather, natural disasters, geopolitical events, public health crises, trade disputes, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. A public health crisis, such as the COVID-19 pandemic, could result in adverse consequences, including labor shortages, disruptions of global supply chains and inflationary pressures, which could adversely affect our business through, among other things, increased credit losses, workforce disruptions, increased liquidity demands, decreased collateral value, decreased stock price or third-party service provider disruptions. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather, or the threat of severe weather, may impact the value of collateral securing our loans and our borrowers’ operations, or the cost and availability of insurance, both of which could result in losses. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, or through the destruction of facilities and our operational, financial and management information systems. Additionally, the United States remains a target for potential acts of war or terrorism, and geopolitical conflict, such as the ongoing war in Ukraine and the conflict between Israel and Hamas, and the possible expansion of such conflicts in the surroundings areas, may continue to adversely impact general economic conditions and financial markets. Such catastrophic events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the value of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner that supports their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the increasing significance of cybersecurity in the financial industry and the potential risks associated with cyber threats. Our processes to identify, assess and monitor material risks from cybersecurity threats are part of our overall enterprise risk management program and are integrated into our operating procedures, internal controls and information systems. Our risk management program and processes are intended to maintain an effective and comprehensive Cybersecurity Program under the direction of a dedicated Chief Information Security Officer (“CISO”). Our established Cybersecurity Program is mapped to the NIST Cybersecurity framework (“NIST CSF”), Payment Card Industry Data Security Standards (“PCI DSS”), the Center for Internet Security (“CIS”) Critical Security Controls, and relevant ISO standards to maintain the confidentiality, integrity, and availability of our information systems, networks, and corporate and customer data. Highlights of the program include the following processes:

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

Although we believe risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition during the fiscal year ended December 31, 2024, they may in the future, and we continue to closely monitor risks from cybersecurity threats. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected the Company, including our business strategy, results of operations, or financial condition, in the prior fiscal period. For additional information on the impact of cybersecurity matters on us, see Item 1A, “Risk Factors—We face cybersecurity risks, which could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage and create significant legal and financial exposure.”

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

ITEM 2. PROPERTIES.

Our principal executive offices and an operations facility are located at 409 Silverside Road, Wilmington, Delaware. We maintain business development and administrative offices for SBL in Morrisville, North Carolina, Memphis, Tennessee, and Westmont, Illinois (suburban Chicago), primarily for SBA lending. Leasing offices are located in Crofton, Maryland, Smithfield, Utah, Orlando, Florida and Norristown, Pennsylvania. We maintain a loan operations office in New York, New York. Prepaid and debit card offices and other executive offices are located in Sioux Falls, South Dakota. We own our property in Orlando, Florida, which houses our leasing operations, while the remainder of our properties are leased. Locations and certain additional information regarding our offices and other material properties at December 31, 2024 are listed below.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida		8,850
Leased Space
Crofton, Maryland	2025	3,364	$4,682
Smithfield, Utah	2028	6,451	6,975
Memphis, Tennessee	2025	1,128	1,950
Morrisville, North Carolina	2027	3,590	6,579
New York, New York (one of three properties is subleased)	2025 – 2035	13,782	45,033
Norristown, Pennsylvania	2028	7,180	10,500
Sioux Falls, South Dakota	2038	52,864	124,587
Westmont, Illinois	2026	3,003	3,431
Wilmington, Delaware	2028	70,968	160,139

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 24, 2025, there were 48,067,178 shares of our common stock outstanding held by 22 record holders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners with shares held in street name by brokers, financial institutions and other nominees. As of January 8, 2025, the most recent date for which we have beneficial ownership information, there were at least 29,784 beneficial owners of our common stock.

Dividends

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2025. However, in the fourth quarter of 2022, the Bank began paying dividends to us to pay interest on certain obligations and to fund ongoing common stock repurchases. Stock repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $37.5 million per quarter in 2025 continue, they will likely continue to be funded by dividends from the Bank to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

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

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Common Stock Repurchase Program”). Under the 2024 Common Stock Repurchase Program, the Company was authorized to repurchase up to $50.0 million in each quarter of 2024 depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Common Stock Repurchase Program to $250.0 million.

The purchases authorized as described above, were made in each quarter of each respective year as noted above.

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Common Stock Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. Under the 2025 Common Stock Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2025 Common Stock Repurchase Program may be modified or terminated at any time. The Company repurchased 329,790 common shares between January 1, 2025 and February 24, 2025, at a total cost of $18.6 million and an average price of $56.43 per share pursuant to the 2025 Common Stock Repurchase Program. With respect to further repurchases in subsequent quarters under this program, the Company cannot predict if, or when, it will repurchase any shares of common stock and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

The following table sets forth information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
October 1, 2024 - October 31, 2024	349,891	$52.92	349,891	$31,484
November 1, 2024 - November 30, 2024	217,768	55.29	217,768	19,444
December 1, 2024 - December 31, 2024	351,925	55.25	351,925	—
Total	919,584	54.37	919,584	—

(1) During the fourth quarter of 2024, all shares of common stock were repurchased pursuant to the 2024 Common Stock Repurchase Program, which was approved by the Board on October 26, 2023 and publicly announced on October 26, 2023. Under the 2024 Common Stock Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $50.0 million per quarter, for a maximum amount of $200.0 million in 2024. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Common Stock Repurchase Program to $250.0 million. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2) The 2024 Common Stock Repurchase Program may be suspended, amended or discontinued at any time and had an expiration date of December 31, 2024. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Performance Graph

The following graph compares the cumulative total shareholder return of our common stock to that of the Nasdaq Composite Stock Index and the Nasdaq Bank Stock Index by showing the value of $100 invested in our common stock and both indices on December 31, 2019 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
The Bancorp, Inc.	100.00	105.24	195.14	218.81	297.30	405.78
Nasdaq Bank Stock Index	100.00	89.37	124.84	101.92	95.12	111.03
Nasdaq Composite Stock Index	100.00	143.64	174.36	116.65	167.30	215.22

The following graph similarly compares the cumulative total shareholder return of our common stock to that of the KBW Bank Index, which is an industry recognized peer group of regional and money center banks, by showing the value of $100 invested in our common stock and the index on December 31, 2019 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
The Bancorp, Inc.	100.00	105.24	195.14	218.81	297.30	405.78
KBW Bank Index	100.00	86.37	116.64	88.96	84.70	112.45

ITEM 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality and provides comparisons between our results of operations for fiscal years 2024 and 2023. For discussion and comparison of fiscal years 2023 and 2022, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with the audited interim consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by loan-to-value (“LTV”) ratios based on third-party appraisals. SBLOC and IBLOC loans are collateralized by marketable securities and the cash value of life insurance, respectively, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 504 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition.” In 2024, we began originating consumer fintech loans, which are short-term loans made with the assistance of third party marketers and servicers. We believe that the nature of certain such loans, such as credit cards secured by deposits, or other aspects of these lending programs, also enhance their risk profile. The earnings impact of our payment businesses also positively impact our risk profile.

Nature of Operations

We are a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have five primary lines of specialty lending in our national specialty finance segment:

•SBLOC, IBLOC, and investment advisor financing;

•leasing (direct lease financing);

•SBLs, primarily SBA loans,

•non-SBA commercial real estate bridge loans; and

•consumer fintech lending.

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

In the second quarter of 2024, we initiated our measured entry into consumer fintech lending, by which we make consumer loans with the marketing and servicing assistance of existing and planned new fintech relationships. While the $454.4 million of such loans at December 31, 2024 did not significantly impact income during the year, such lending is expected to meaningfully impact both the balance sheet and income in the future. We expect that impact will be reflected in a lower cost of funds for related deposits and increased transaction fees.

The majority of our deposits and non-interest income are generated in our fintech segment, or Fintech Solutions Group, which consists of consumer transaction accounts accessed by Bank-issued prepaid or debit cards and payment companies that process their clients’ corporate and consumer payments, ACH accounts, the collection of card payments on behalf of merchants and other payments through our Bank. The card-accessed deposit accounts are comprised of debit and prepaid card accounts that are generated by companies that market directly to end users. Our card-accessed deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or Mastercard. Consumer transaction account banking services are provided to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers, which we refer to as “affinity or private label banking.” These services include loan and deposit accounts for investment advisory companies through our Institutional Banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. In 2024, we began offering loans through credit sponsorship with third parties, in our fintech segment.

Recent Developments

On December 31, 2024, the Company's wholly owned subsidiary, The Bancorp Bank, National Association (the “Bank”), closed on the sale of an $82 million REBLs portfolio, collateralized by apartment buildings. The sale included a $32.5 million classified loan, which was current with respect to monthly payments. The Bank provided financing to a third party purchaser, which provided a 25% payment guaranty. The leverage and guaranty provided were consistent with market terms, and the Bank’s general underwriting standards for similar loans. The resulting weighted average look-through LTVs, of the related mortgaged properties are no more than 57% as-is and 55% as-stabilized, which are further supported by the 25% payment guaranty. The look-through LTVs are the weighted average of LTVs multiplied by the leverage provided by the Company, based upon appraisals performed within the past 15 months. There was no loss of principal in connection with the sale, although $1.3 million of accrued interest was reversed in connection therewith. We believe that the sale is an indication of the liquidity of the portfolio, as further evidenced by “as is” and “as stabilized” LTVs, respectively, of 77% and 68% for total special mention and substandard REBL loans, based upon appraisals performed within the past 12 months.

Primarily as a result of the aforementioned $32.5 million substandard loan in that sale, total substandard loans decreased 14%, to $134.4 million at December 31, 2024, from $155.4 million at September 30, 2024. Substandard loans were further reduced on January 2, 2025, on which date a $12.3 million substandard loan was repaid without loss of principal, as a result of the sale of the underlying apartment building collateral in Plainfield New Jersey. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard.

As noted in the third quarter earnings release, a significant portion of the REBL portfolio was reviewed during that quarter by a firm specializing in such analysis, which resulted in no additional Special Mention or Substandard determinations. Additionally, the 100 basis points of Federal Reserve rate reductions may provide cash flow benefits to floating rate borrowers. Underlying property values as supported by the LTVs noted above, also continue to facilitate the recapitalization of certain loans from borrowers experiencing cash flow issues, to borrowers with greater financial capacity. At December 31, 2024, special mention real estate bridge loans amounted to $84.4 million which was unchanged from September 30, 2024.

The majority of the Company’s real estate owned is comprised of an apartment complex, with a balance as of December 31, 2024 of $41.1 million. That property is under agreement of sale with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The purchaser has increased the total of earnest money deposits to $1.6 million, from $500,000, in consideration of extending the closing date to March 21, 2025. The Company believes that the purpose for the extension is to allow time for this sale to be included in a larger transaction. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits of $1.6 million would accrue to the Company.

Key Performance Indicators

In 2024, we recorded net income of $217.5 million compared to $192.3 million in 2023, with pre-tax income increasing to $292.2 million in 2024 from $256.8 million in 2023. The increases primarily reflected higher net interest income, excluding the impact of consumer fintech loan credit enhancement, which had a correlated amount of provision for credit losses on consumer fintech loans. The increase in net interest income reflected net loan growth and the cumulative impact of Federal Reserve rate increases in 2023 on the loan portfolio, prior to Federal Reserve rate decreases which began in September 2024. Additionally, non-interest income from our payments businesses continued to grow.

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

Results of KPIs

	As of and for the years ended
	December 31,
	2024	2023	2022
Income Statement Data:	(Dollars in thousands, except per share data)
Net interest income	$376,241	$354,052	$248,841
Provision for credit losses on non-consumer fintech loans	9,319	8,465	5,741
Provision (reversal) for credit loss on security	(1,000)	10,000	—
Non-interest income	146,482	112,094	105,683
Non-interest expense	203,225	191,042	169,502
Net income available to common shareholders	$217,540	$192,296	$130,213
Net income per share – diluted	$4.29	$3.49	$2.27

Selected Ratios:
Return on average assets	2.71%	2.59%	1.81%
Return on average common equity	27.24%	25.62%	19.34%
Net interest margin	4.85%	4.95%	3.55%
Book value per common share	$16.55	$15.17	$12.46
Equity/assets	9.05%	10.48%	8.78%

In the past three years, we have continued to target loan niches which we believe have lower credit risk than certain other forms of lending. These include SBLOC and IBLOC; SBA loans, a significant portion of which are government guaranteed or must have loan-to-value ratios lower than other forms of lending; leasing to which we have access to underlying vehicles; and real estate bridge lending for apartment buildings in selected national regions. Significant amounts of balances of these loans are variable rate and adjust more fully to Federal Reserve rate changes than do our deposits, which are derived primarily from our payments businesses. In 2024, we significantly increased our fixed rate investment portfolio to reduce exposure to lower rate environments. Average loans and leases grew to $5.93 billion in 2024 from $5.73 billion in 2023.

Increases in the return on average assets (‘ROA”) and return on average common equity (“ROE”) KPIs in 2024 reflected the impact of net loan growth and higher rates on loans as a result of Federal Reserve rate increases, prior to decreases which began in September 2024. The impact of loan growth in certain categories was offset by SBLOC and IBLOC payoffs, which we believe resulted from customer resistance to such higher rates. The net interest margin decreased to 4.85% in 2024 from 4.95% in 2023 and return on assets and return on equity respectively amounted to 2.71% and 27.24%, compared to 2.59% and 25.62%. ROA and ROE also reflected growth in ACH, card and other payment processing fees, prepaid, debit card and related fees and consumer credit fintech fees. Changes in book value per common share and the equity to assets ratio primarily reflect earnings retention, net of the impact of share repurchases and changes in the value of available-for-sale securities.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for credit losses on loans, leases and securities requires estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

Results of Operations

Overview

Net interest income continued its upward trend in 2024, increasing $22.2 million to $376.2 million in 2024 from $354.1 million in 2023. The increase reflected the impact of the higher interest rate environment on loans and growth in certain loan categories, partially offset by the impact of lower balances for SBLOCs and IBLOCs, and commercial loans, at fair value which are in runoff. At December 31, 2024, our total loans, including commercial loans, at fair value, amounted to $6.34 billion, an increase of $642.8 million, or 11.3%, over the $5.69 billion balance at December 31, 2023. Our investment securities available-for-sale increased $755.3 million to $1.50 billion from $747.5 million between those respective dates reflecting $900 million of fixed rate securities purchases in April, 2024. Those securities purchases were made to reduce exposure to lower rate environments. The provision for credit losses on non-consumer fintech loans increased $854,000 to $9.3 million in 2024, reflecting the $2.0 million impact of a new qualitative factor for classified REBL loans in the third quarter of 2024. The provision also reflected the impact of continuing higher leasing net charge-offs. Please see “Results of Operations-Provision for Credit Losses on Loans” below.

A $34.4 million increase in non-interest income in 2024 compared to 2023 reflected $19.6 million of consumer fintech loan credit enhancement income, which correlated to a like amount for provision for credit loss for consumer fintech loans. It also reflected an $8.0 million increase in prepaid, debit card and related fees and increased ACH, card and other payment processing fees.

While the dollar amount of payment transactions continued its upward trend, prepaid, debit card and related fees do not necessarily grow proportionately, as transactions have been shifting to debit cards, for which margins are generally lower. Fees earned for volumes above certain thresholds for individual relationships may also be lower.

In 2024, total non-interest expense increased $12.2 million to $203.2 million compared to $191.0 million in 2023, reflecting an increase of $10.5 million in salaries expense which reflected increases in payments related financial crimes and IT salary expense and incentive compensation expense, including stock compensation expense.

Net Income: 2024 compared to 2023

Net income was $217.5 million in 2024 compared to $192.3 million in 2023, while income before taxes was, respectively, $292.2 million and $256.8 million, an increase of $35.4 million. In 2024, net interest income grew by $22.2 million and non-interest income increased $34.4 million. The $22.2 million, or 6.3%, increase in 2024 net interest income over 2023 reflected the impact of net loan growth and Federal Reserve rate increases. While the Federal Reserve began decreasing rates in September 2024, approximately $900 million of fixed rate securities purchases in April 2024, had significantly reduced related downward exposure to our net interest income resulting from our variable rate loan and securities portfolios. The $34.4 million increase in non-interest income reflected $19.6 million of consumer fintech loan credit enhancement income, which correlated to a like amount for provision for credit loss for consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees partially offset by a $1.0 million decrease in net realized and unrealized gains on commercial loans, primarily non-SBA commercial real estate loans, at fair value. That decrease reflected lower fees recognized at the time those loans are repaid, as a result of the run-off of that fair value portfolio.

Reflecting the above changes, net income amounted to $217.5 million in 2024 compared to $192.3 million in 2023, or earnings per diluted share of $4.29 compared to $3.49 in 2023.

Net Interest Income: 2024 compared to 2023

Our net interest income for 2024 increased to $376.2 million, an increase of $22.2 million, or 6.3%, from $354.1 million for 2023, reflecting a $42.1 million, or 8.3%, increase in interest income to $551.6 million from $509.5 million for 2023. The growth in interest income reflected net loan growth and increases in yields as a result of Federal Reserve rate hikes, prior to reductions which began in September 2024.

Our average loans and leases increased 3.4% to $5.93 billion in 2024 from $5.73 billion for 2023. The increase in loans reflected growth in, SBA, direct lease financing, real estate bridge lending and investment advisor loans, partially offset by decreases in SBLOC and IBLOC loans. The balance of our commercial loans, at fair value also decreased primarily reflecting non-SBA commercial real estate loan payoffs of loans previously held for sale, but which continue to be accounted for at fair value. In the third quarter of 2021, we resumed originating such loans, referred to as real estate bridge loans which are accounted for as held for investment. Of the total $22.2 million increase in loan interest income on a tax equivalent basis, the largest increases were $13.1 million for all real estate bridge loans, $12.2 million for small business lending, $9.7 million for leasing and $5.3 million for investment advisor financing, while total SBLOC and IBLOC decreased $19.9 million. Our average investment securities were $1.33 billion for 2024 compared to $770.0 million for 2023, while related interest income increased $27.2 million on a tax equivalent basis primarily reflecting an increase in yields.

While interest income increased by $42.1 million, or 8.3%, interest expense increased by $19.9 million, or 12.8%, to $175.4 million in 2024 from $155.5 million in 2023. As a result of contractual relationships with its clients, deposit rates adjust to a portion of Federal Reserve rate changes, while loans, especially variable rate loans, adjust more fully.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2024 decreased 10 basis points to 4.85% from 4.95% for 2023. The average yield on our interest-earning assets decreased to 7.11% from 7.13% for 2023, a decrease of 2 basis points, while the cost of total deposits and interest-bearing liabilities increased to 2.46% for 2024 from 2.38% for 2023, an increase of 8 basis points, or a net change of 10 basis points. The yield on loans in total increased to 7.74% from 7.62%, an increase of 12 basis points, while the yield on taxable investment securities decreased 12 basis points to 4.98% from 5.10%.

In 2024, average demand and interest checking deposits amounted to $6.88 billion, compared to $6.31 billion in 2023, an increase of 9.0%, reflecting growth in debit, prepaid card account and other payments balances. The yield on those deposits increased to 2.35% in 2024 compared to 2.30% in 2023, reflecting the impact of Federal Reserve rate hikes on contractually based fees. Savings and money market balances averaged $72.0 million in 2024 compared to $78.1 million in 2023 with an average 3.52% rate in 2024 compared to 3.66% in 2023. Lower savings and money market balances compared to prior periods reflected the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits.

Average Daily Balance

The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2024			2023
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$5,920,643	$458,405	7.74%	$5,724,679	$436,343	7.62%
Leases-bank qualified(2)	5,064	522	10.31%	4,106	388	9.45%
Investment securities-taxable	1,331,234	66,262	4.98%	766,906	39,078	5.10%
Investment securities-nontaxable(2)	3,487	237	6.80%	3,118	193	6.19%
Interest-earning deposits at Federal Reserve Bank	497,180	26,326	5.30%	649,873	33,627	5.17%
Net interest-earning assets	7,757,608	551,752	7.11%	7,148,682	509,629	7.13%

Allowance for credit losses	(28,707)			(23,412)
Other assets	308,814			292,501
	$8,037,715			$7,417,771

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$6,875,368	$161,841	2.35%	$6,308,509	$144,814	2.30%
Savings and money market	71,962	2,531	3.52%	78,074	2,857	3.66%
Time	—	—	—	20,794	858	4.13%
Total deposits	6,947,330	164,372	2.37%	6,407,377	148,529	2.32%

Short-term borrowings	44,220	2,469	5.58%	5,739	271	4.72%
Repurchase agreements	3	—	—	41	—	—
Long-term borrowings	35,232	2,420	6.87%	9,995	507	5.07%
Subordinated debt	13,401	1,155	8.62%	13,401	1,121	8.37%
Senior debt	96,027	4,935	5.14%	96,864	5,027	5.19%
Total deposits and liabilities	7,136,213	175,351	2.46%	6,533,417	155,455	2.38%

Other liabilities	102,970			133,698
Total liabilities	7,239,183			6,667,115

Shareholders' equity	798,532			750,656
	$8,037,715			$7,417,771

Net interest income on tax equivalent basis(2)		$376,401			$354,174

Tax equivalent adjustment		160			122

Net interest income		$376,241			$354,052

Net interest margin(2)			4.85%			4.95%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2024 and 2023.

In 2024 compared to 2023, average interest-earning assets increased to $7.76 billion, an increase of $608.9 million, or 8.5%. The increase reflected a $196.9 million, or 3.4%, increase in average loans and leases. The increase in average loans reflected decreases in SBLOC and IBLOC and commercial loans, at fair value which partially offset increases in small business, direct lease financing, real estate bridge lending and investment advisor financing. Average balances of investment securities increased $564.7 million, or 73.3%, reflecting $900 million of securities purchases in April, 2024.

Volume and Rate Analysis

The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2023 through 2024 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2024 versus 2023
	Due to change in:
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Taxable loans net of unearned discount	$15,098	$6,964	$22,062
Bank qualified tax free leases net of
unearned discount	96	38	134
Investment securities-taxable	28,756	(1,572)	27,184
Investment securities-nontaxable	24	20	44
Interest-earning deposits	(8,105)	804	(7,301)
Total interest-earning assets	35,869	6,254	42,123
Interest expense:
Demand and interest checking	13,270	3,757	17,027
Savings and money market	(218)	(108)	(326)
Time	(858)	—	(858)
Total deposit interest expense	12,194	3,649	15,843
Short-term borrowings	1,817	381	2,198
Long-term borrowings	1,281	632	1,913
Subordinated debt	—	34	34
Senior debt	(43)	(49)	(92)
Total interest expense	15,249	4,647	19,896
Net interest income:	$20,620	$1,607	$22,227

Provision for Credit Losses on Loans

Our provision for credit losses on non-consumer fintech loans was $9.3 million for 2024 and $8.5 million for 2023. Provisions are based on our evaluation of the adequacy of our ACL, particularly in light of the estimated impact of charge-offs and the potential impact of current economic conditions which might impact our borrowers. The increased provision in 2024 over 2023 reflected a new qualitative factor for classified REBL loans, which resulted in a $2.0 million increase in the provision in the third quarter of 2024. The provision in both years also reflected the impact of continuing higher leasing net charge-offs, especially in long haul and local trucking, transportation and related activities for which total exposure was approximately $32 million at December 31, 2024. For additional related information see “Note E—Loans” to the audited consolidated financial statements herein. At December 31, 2024, our ACL amounted to $31.9 million, or 0.52%, of total loans. We believe that our allowance is appropriate and supportable in providing for current and future expected losses, consistent with CECL guidance. For more information about our provision and ACL and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Provision for Credit Loss on Trust Preferred Security

The Bank owns one trust preferred security, which it purchased in 2006, and which has a par value of $10.0 million, and owns no other such security or similar security. The security was issued by an aggregator of insurance lines in run-off, including workmen’s compensation lines. In the third quarter of 2023, the Bank was notified that interest payments were being deferred on the security, as permitted under the terms of the trust preferred indenture which permits such deferrals for up to twenty consecutive quarters. At the end of the deferral, deferred interest must be repaid, including interest on the deferred interest. The Bank placed the security in non-accrual status and continued previous efforts to obtain financial information from the issuer, which is not required to provide such information under the terms of the related indenture. Limited financial and other information finally distributed to holders in the fourth quarter of 2023, did not provide a substantial basis for repayment. Accordingly, the Bank provided for a potential loss for the full amount of the $10.0 million par value of the security through a provision of $10.0 million. The security had previously been valued at $6.3 million through adjustments to equity. In the fourth quarter of 2024, the issuer tendered an offer to repurchase these securities which the Company accepted. Accordingly, $1.0 million was recovered which resulted in a reversal of the provision for credit loss in that amount, and a charge-off of the remaining $9.0 million of the security.

Non-Interest Income: 2024 compared to 2023

Non-interest income was $146.5 million for 2024 compared to $112.1 million for 2023. The $34.4 million, or 30.7%, increase between those respective periods reflected $19.6 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit loss for consumer fintech loans, and an $8.0 million increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees, partially offset by a $1.0 million decrease in net realized and unrealized gains on commercial loans, at fair value, as a result of the runoff of that fair value portfolio. The $2.7 million net realized and unrealized gains on commercial loans, at fair value for 2024 was comprised of $3.7 million of non-SBA commercial real estate bridge loan repayment related income, partially offset by $683,000 of fair value losses and $285,000 of hedge losses. The $3.7 million net realized and unrealized gains on commercial loans, at fair value for 2023 was comprised of $7.0 million of non-SBA commercial real estate bridge loan repayment related income, partially offset by $3.1 million of fair value losses and $124,000 of hedge losses.

Consumer credit fintech fees amounted to $4.8 million for the year ended 2024, as we began our entry into consumer fintech lending in the second quarter of 2024. These fees reflect credit sponsorship fees from third parties who market and service these loans. Related impact may also be reflected in a lower cost of deposits, as a result of associated deposits.

Prepaid and debit card and related fees increased $8.0 million, or 8.9%, to $97.4 million for 2024 from $89.4 million for 2023. The first quarter of 2023 included approximately $600,000 of non-interest income related to the fourth quarter of 2022, and a $1.4 million termination fee from a client which formed its own bank. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $4.8 million, or 48.6%, to $14.6 million for 2024 compared to $9.8 million for 2023, reflecting an increase in rapid funds transfer volume.

Leasing related income decreased $2.4 million, or 38.0%, to $3.9 million for 2024 from $6.3 million for 2023 , reflecting $1.1 million of losses related to an auto auction company which ceased operations.

Other non-interest income increased $626,000, or 22.5%, to $3.4 million in 2024 from $2.8 million in 2023, reflecting increased payoff fees on advisor financing loans.

Non-Interest Expense: 2024 compared to 2023

Total non-interest expense in 2024 was $203.2 million, an increase of $12.2 million, or 6.4%, from the $191.0 million in 2023. Salaries and employee benefits increased 8.7%, reflecting increases in payments business related financial crimes, IT salary expense and incentive compensation expense, including stock compensation expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the year ended December 31,
	2024	2023	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$131,597	$121,055	$10,542	8.7%
Depreciation	4,155	3,074	1,081	35.2%
Rent and related occupancy cost	6,746	5,980	766	12.8%
Data processing expense	5,666	5,447	219	4.0%
Audit expense	1,484	1,620	(136)	(8.4%)
Legal expense	3,081	3,850	(769)	(20.0%)
Legal settlements	284	—	284	100.0%
FDIC insurance	3,579	2,957	622	21.0%
Software	17,913	17,349	564	3.3%
Insurance	5,195	5,139	56	1.1%
Telecom and IT network communications	1,227	1,316	(89)	(6.8%)
Consulting	1,852	1,938	(86)	(4.4%)
Write-downs and other losses on OREO	—	1,315	(1,315)	(100.0%)
Other	20,446	20,002	444	2.2%
Total non-interest expense	$203,225	$191,042	$12,183	6.4%

Changes in categories of non-interest expense were as follows:

•Salaries and employee benefits expense increased to $131.6 million, an increase of $10.5 million, or 8.7%, from $121.1 million for 2023.

•Depreciation expense increased $1.1 million, or 35.2%, to $4.2 million in 2024 from $3.1 million in 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Rent and related occupancy cost increased $766,000, or 12.8%, to $6.7 million in 2024 from $6.0 million in 2023, reflecting the impact of the Sioux Falls, South Dakota relocation to new and expanded offices and a new expanded data center.

•Data processing expense increased $219,000, or 4.0%, to $5.7 million in 2024 from $5.4 million in 2023, reflecting higher transaction volume.

•Audit expense decreased $136,000, or 8.4%, to $1.5 million in 2024 from $1.6 million in 2023.

•Legal expense decreased $769,000, or 20.0%, to $3.1 million for 2024 from $3.9 million in 2023, reflecting a reimbursement of legal fees related to the Del Mar complaint described in “Note O—Commitments and Contingencies” to the audited consolidated financial statements in the 2023 Form 10-K.

•FDIC insurance expense increased $622,000, or 21.0%, to $3.6 million for 2024 from $3.0 million in 2023, reflecting increases in liabilities against which insurance rates are applied.

•Software expense increased $564,000, or 3.3%, to $17.9 million in 2024 from $17.3 million in 2023. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, cloud computing and enterprise risk, which more than offset decreased expenses related to financial crimes management.

•Insurance expense increased $56,000, or 1.1%, to $5.2 million in 2024 from $5.1 million in 2023.

•Telecom and IT network communications expense decreased $89,000, or 6.8%, to $1.2 million in 2024 from $1.3 million in 2023.

•Consulting expense decreased $86,000, or 4.4%, to $1.9 million in 2024 from $1.9 million in 2023.

•Other non-interest expense increased $444,000, or 2.2%, to $20.4 million in 2024 from $20.0 million in 2023. The $444,000 increase primarily reflected a $1.2 million loss from a transaction processing delay and a $989,000 increase in OREO expense offset by the following decreases: (i) other loan expense of $443,000 (ii) correspondent banking fees of $381,000 (iii) regulatory examination fees of $259,000 and (iv) other operating taxes of $353,000. The $989,000 increase in OREO expense, reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note E—Loans”. The balance of that property, which is under agreement of sale as described in “Recent Developments”, was $41.1 million as of December 31, 2024.

Income Tax Expense

Income tax expense was $74.6 million and $64.5 million respectively, for 2024 and 2023. The increase resulted primarily from an increase in income, substantially all of which is subject to income tax. The effective tax rate was 25.5% in 2024 compared to 25.1% in 2023 and reflects a 21% federal tax rate and state taxes. The lower rate in 2023 reflected the impact of adjustments related to state taxes in multiple states, including those related to the relocation of the Bank’s corporate headquarters to South Dakota.

Liquidity

Liquidity defines our ability to generate funds at a reasonable cost to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows without adversely affecting daily operations or financial condition. Our liquidity management policy requirements include sustaining defined liquidity minimums, concentration monitoring and management, stress testing, contingency planning and related oversight. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the longer-term beyond 12 months. The adequacy of liquidity is supported by (a) the historical stability and growth of its relationships which are further subject to multi-year contracts, (b) access to contingent funding and (c) the short terms and liquidity of significant amounts of our assets. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve. Interest-bearing balances at the FRB, maintained on an overnight basis, averaged $527.8 million for the fourth quarter of 2024, compared to the prior year fourth quarter average of $677.5 million.

Our primary source of funding has been deposits, comprised primarily of millions of small transaction-based consumer balances, the majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1, “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits and in addition to related organic growth, we continue to add new affinity groups. We do not believe that the changes in our deposits in the past two years significantly impacted overall liquidity or cost of funds as a result of such long-term relationships and a history of stability, further managed through multi-year contracts. Average deposits in 2024 increased by $540.0 million, or 8.4%, to $6.95 billion compared to $6.41 billion in 2023. Average savings and money market account balances decreased $6.1 million between those periods, reflecting the sweeping of deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management.

One contingent source of liquidity is available-for-sale securities which amounted to $1.50 billion at December 31, 2024, reflecting $900 million of securities purchases in April, 2024, compared to $747.5 million at December 31, 2023. In excess of $1.0 billion of these securities, including those $900 million of April 2024 purchases, can be pledged to facilitate extensions of credit in addition to loans already pledged against lines of credit, as discussed later in this section. At December 31, 2024 outstanding loans amounted to $6.11 billion, compared to $5.36 billion at the prior year end, an increase of $752.5 million representing a use of funds. Commercial loans, at fair value decreased to $223.1 million from $332.8 million, or $109.7 million, representing a source of funds.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation were to be adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. On January 21, 2025, the FDIC announced that the proposed regulation would not be adopted. Of our total deposits of $7.75 billion as of December 31, 2024, $810.6 million were classified as brokered and an estimated $501.1 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating excess liquidity at certain times. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve which are collateralized by certain of our loans. The amount of loans pledged against these lines varies and the collateral may be unpledged at any time to the extent remaining collateral value exceeds advances. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $1.99 billion as of December 31, 2024 and was collateralized by loans. We have also pledged in excess of $2.22 billion of multifamily loans to the FHLB. As a result, we have approximately $1.02 billion of availability on that line of credit which we can also access at any time. As of December 31, 2024, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve, which, with the approximate $1.0 billion of U.S. government agency securities, represent our most readily accessible liquidity sources. We actively monitor our positions and contingent funding sources daily. Included in our cash and cash-equivalents at December 31, 2024, were $564.1 million of interest-earning deposits, which primarily consisted of deposits with the Federal Reserve. These amounts may vary on a daily basis.

In 2024, $242.7 million of securities redemptions were exceeded by purchases of $991.2 million. In 2023, $71.1 million of securities redemptions exceeded purchases of $49.0 million. In 2022, $161.1 million of redemptions exceeded purchases of $24.2 million. As shown in the consolidated statements of cash flows, cash required to fund loans was $877.4 million in 2024 and $1.68 billion in 2022. In 2023, loan repayments exceeded disbursements.

At December 31, 2024, we had outstanding commitments to fund loans, including unused lines of credit, of $1.98 billion, the vast majority of which are SBLOC lines of credit which are variable rate. We attempt to increase such line usage; however, usage percentages have been historically consistent and the majority of these lines of credit have historically not been drawn. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. Accordingly, the funding requirements for such commitments occur on a measured basis over time and are expected to be funded by deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingency source of funding.

As a holding company conducting substantially all of our business through our subsidiaries, our near term needs for liquidity consist principally of cash needed to make required interest payments on our subordinated debentures, consisting of $13.4 million of debentures bearing interest at Secured Overnight Financing Rate (“SOFR”) plus 3.51% and maturing in March 2038 (the “2038 Debentures”), and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. We may repay the notes with a dividend from the bank, or refinance the debt with a new debt offering. As of December 31, 2024, we had cash reserves of approximately $10.7 million at the holding company. In the fourth quarter of 2022, the Bank began paying dividends to the holding company to pay interest on these obligations and to fund ongoing common stock repurchases. Stock repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $37.5 million per quarter in 2025 continue, they will likely continue to be funded by dividends from the Bank to the holding company. The holding company’s sources of liquidity are primarily comprised of dividends paid to it by the Bank and the issuance of debt.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized.” The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. Tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2024, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.88%	14.46%	13.88%
The Bancorp Bank, National Association	10.38%	15.29%	15.87%	15.29%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized interest rate increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in each quarter of 2022 and in the first three quarters of 2023. In the third quarter of 2024 the Federal Reserve began lowering rates. Our largest funding source, prepaid and debit card accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. While deposits reprice to only a portion of rate increases, interest-earning assets tend to adjust more fully to rate increases at contractual pricing intervals which may be monthly or up to several years. While significant amounts of our loans and securities are variable rate and reprice monthly, quarterly or over several years, we increased fixed rate loans and securities in 2024, to reduce exposure to lower interest rate environments. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. At December 31, 2024, all of the floors had been exceeded.

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of our interest-earning assets, other than those with short-term maturities. We do not own any trading assets nor do we engage in hedging transactions.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2024. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The largest segments of loans subject to interest rate floors are the majority of non-SBA commercial real estate loans-floating, at fair value, REBL, and IBLOC loans. While floors may provide some protection against future Federal Reserve rate reductions, that protection is limited since current rates generally significantly exceed such floors. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. For instance, the majority of REBL loans are variable rate with floors, but prepayments may offset the benefit of such floors in decreasing rate environments.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$115,834	$26,594	$70,660	$8,148	$1,879
Loans, net of deferred loan fees and costs	3,268,965	541,838	1,488,365	581,952	232,508
Investment securities	258,168	71,624	138,305	214,087	820,676
Interest-earning deposits	564,059	—	—	—	—
Total interest-earning assets	4,207,026	640,056	1,697,330	804,187	1,055,063

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,717,106	—	—	—	—
Savings and money market	311,834	—	—	—	—
Senior debt and subordinated debentures	13,401	96,214	—	—	—
Total interest-bearing liabilities	4,042,341	96,214	—	—	—
Gap	$164,685	$543,842	$1,697,330	$804,187	$1,055,063
Cumulative gap	$164,685	$708,527	$2,405,857	$3,210,044	$4,265,107
Gap to assets ratio	2%	6%	19%	9%	12%
Cumulative gap to assets ratio	2%	8%	27%	36%	48%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at December 31, 2024. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels, as the majority of loans and securities were variable rate in those periods. In April 2024, the Company purchased approximately $900 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income, in anticipation of Federal Reserve rate reductions which commenced in September 2024. Those securities purchases had respective estimated weighted average yields and lives of approximately 5.11% and eight years. Those 2024 securities purchases and an emphasis on adding fixed rate loans, significantly reduced exposure to lower rate environments.

	Net portfolio value at		Net interest income
	December 31, 2024		December 31, 2024
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,432,369	0.27%	$407,660	3.70%
+100 basis points	1,428,808	0.02%	400,201	1.81%
Flat rate	1,428,494	—	393,102	—
-100 basis points	1,422,501	(0.42%)	386,000	(1.81%)
-200 basis points	1,407,272	(1.49%)	377,172	(4.05%)

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

Financial Condition

General

Our total assets at December 31, 2024 were $8.73 billion, of which our total loans and commercial loans, at fair value were $6.34 billion and investment securities available-for-sale were $1.50 billion. At December 31, 2023, our total assets were $7.71 billion, of which our total loans and commercial loans, at fair value were $5.69 billion and investment securities available-for-sale were $747.5 million. The increase in assets reflected an increase in available-for-sale securities, which resulted from the previously discussed $900 million of April 2024 securities purchases. The increase also reflected loan growth in various loan categories, which offset decreases in IBLOC loan balances and in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At December 31, 2024, we had a total of $564.1 million of interest-earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2023, we had $1.03 billion of such balances. The decrease reflected the utilization of these overnight balances for the aforementioned securities purchases in the second quarter of 2024.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note D—Investment Securities” to the audited consolidated financial statements herein. Total investment securities available-for-sale increased to $1.50 billion as of December 31, 2024, an increase of $755.3 million, or 101.0%, from a year earlier. The increase reflected the aforementioned $900 million of securities purchases in April 2024.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. CECL accounting guidance also permits the reversal of credit losses in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the years ended December 31, 2024 and 2022, we recognized no credit-related losses on our portfolio. In 2023, we recognized a provision for credit loss on a trust preferred security. See “Provision for Credit Loss on Trust Preferred Security”.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2024 and 2023, our investments were all categorized as available-for-sale (dollars in thousands).

	December 31, 2024
	Amortized	Fair
	cost	value
U.S. Government agency securities	$31,233	$29,962
Asset-backed securities	214,346	214,499
Tax-exempt obligations of states and political subdivisions	6,860	6,787
Taxable obligations of states and political subdivisions	29,267	28,833
Residential mortgage-backed securities	438,562	433,419
Collateralized mortgage obligation securities	27,279	26,152
Commercial mortgage-backed securities	778,857	763,208
	$1,526,404	$1,502,860

	December 31, 2023
	Amortized	Fair
	cost	value
U.S. Government agency securities	$35,346	$33,886
Asset-backed securities	327,159	325,353
Tax-exempt obligations of states and political subdivisions	4,860	4,851
Taxable obligations of states and political subdivisions	43,323	42,386
Residential mortgage-backed securities	169,882	160,767
Collateralized mortgage obligation securities	35,575	34,038
Commercial mortgage-backed securities	157,759	146,253
Corporate debt securities	10,000	—
	$783,904	$747,534

Investments in FHLB, Atlantic Central Bankers Bank (“ACBB”), and FRB stock are recorded at cost and amounted to $15.6 million at December 31, 2024 and $15.6 million at December 31, 2023. Each of these institutions requires their member banking institutions to hold stock as a condition of membership. The Bank’s conversion to a national charter required the purchase of $11.0 million of FRB stock in September 2022. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

We pledge loans against our line of credit at the FHLB and had no securities pledged against that line as of December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, no investment securities were encumbered through pledging or otherwise.

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of December 31, 2024, the balance of the Bank’s CRE-2-issued security was reduced from $12.6 million to $3.5 million as a result of the sale of one of the two remaining collateral properties. The $3.5 million remains in non-accrual status. While the appraised value of the remaining property allocable to the Bank’s security exceeds the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2024 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security, and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$1,134	2.56%	$6,494	2.78%	$14,481	5.02%	$7,853	3.77%	$29,962
Asset-backed securities	2,437	6.46%	8,170	6.23%	175,890	6.28%	28,002	6.16%	214,499
Tax-exempt obligations of states and political subdivisions(1)	732	3.20%	1,122	2.30%	1,958	3.87%	2,975	4.50%	6,787
Taxable obligations of states and political subdivisions	12,111	3.00%	15,566	3.53%	1,156	4.33%	—	—	28,833
Residential mortgage-backed securities	133	2.60%	74	2.51%	4,930	4.58%	428,282	5.02%	433,419
Collateralized mortgage obligation securities	—	—	3,985	2.71%	12	3.30%	22,155	3.66%	26,152
Commercial mortgage-backed securities	34,103	2.35%	144,425	4.23%	479,893	5.17%	104,787	3.84%	763,208
Total	$50,650		$179,836		$678,320		$594,054		$1,502,860
Weighted average yield		2.72%		4.16%		5.17%		4.79%

(1) If adjusted to their taxable equivalents, yields would approximate 4.05%, 2.91%, 4.90%, and 5.70% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate bridge loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020. These loans are now being held on the balance sheet and continue to be accounted for at fair value. Non-SBA commercial real estate loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $223.1 million at December 31, 2024 from $332.8 million at December 31, 2023, primarily reflecting the impact of loan repayments as this portfolio runs off. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after having suspended such originations for most of 2020 and the first half of 2021. These originations reflect lending criteria similar to the prior loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost. See the table below prefaced by the introduction: “Commercial real estate loans, primarily real estate bridge loans, excluding SBA loans . . . .”

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

SBL non-real estate	$190,322	$137,752	$108,954	$147,722	$255,318
SBL commercial mortgage	662,091	606,986	474,496	361,171	300,817
SBL construction	34,685	22,627	30,864	27,199	20,273
SBLs	887,098	767,365	614,314	536,092	576,408
Direct lease financing	700,553	685,657	632,160	531,012	462,182
SBLOC / IBLOC(1)	1,564,018	1,627,285	2,332,469	1,929,581	1,550,086
Advisor financing(2)	273,896	221,612	172,468	115,770	48,282
Real estate bridge lending	2,109,041	1,999,782	1,669,031	621,702	—
Consumer fintech(3)	454,357	—	—	—	—
Other loans(4)	111,328	50,638	61,679	5,014	6,426
	6,100,291	5,352,339	5,482,121	3,739,171	2,643,384
Unamortized loan fees and costs	13,337	8,800	4,732	8,053	8,939
Total loans, net of unamortized loan fees and costs	$6,113,628	$5,361,139	$5,486,853	$3,747,224	$2,652,323

The following table shows SBLs and SBLs held at fair value for the periods indicated (dollars in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

SBLs, including costs net of deferred fees of $9,979 and $9,502 for December 31, 2024 and December 31, 2023, respectively	$897,077	$776,867	$621,641	$541,437	$577,944
SBLs included in commercial loans, at fair value	89,902	119,287	146,717	199,585	243,562
Total SBLs(5)	$986,979	$896,154	$768,358	$741,022	$821,506

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At December 31, 2024 and December 31, 2023, IBLOC loans amounted to $548.1 million and $646.9 million, respectively.

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

(3) Consumer fintech loans included $201.1 million of secured credit card loans, with the balance consisting of other short-term extensions of credit.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $1.2 million and $1.7 million at December 31, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

(5) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program (as defined below) loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of December 31, 2024 (dollars in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$384,571
PPP loans(1)	1,423
Commercial mortgage SBA(2)	353,709
Construction SBA(3)	12,440
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	114,652
Non-SBA SBLs	99,954
Other(5)	9,397
Total principal	976,146
Unamortized fees and costs	10,833
Total SBLs	$986,979

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which the Bank adheres.

(3) Includes $11.2 million in 504 Program first mortgages with an origination date LTV of 50-60% and $1.2 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(4) Includes the unguaranteed portion of 7(a) Program loans which are generally70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

(5) Comprised of $9.4 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of December 31, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$87,032	$71	$15	$87,118	15%
Funeral homes and funeral services	35,883	—	33,609	69,492	12%
Full-service restaurants	29,244	2,015	1,715	32,974	6%
Child day care services	22,871	1,186	1,455	25,512	4%
Car washes	11,527	5,263	85	16,875	3%
Homes for the elderly	15,669	—	67	15,736	3%
Outpatient mental health and substance abuse centers	15,253	—	209	15,462	3%
Gasoline stations with convenience stores	14,646	344	138	15,128	3%
General line grocery merchant wholesalers	13,374	—	—	13,374	2%
Fitness and recreational sports centers	7,603	—	2,421	10,024	2%
Nursing care facilities	9,447	—	—	9,447	2%
Lawyer's office	9,066	—	—	9,066	2%
Plumbing, heating, and air-conditioning contractors	7,922	—	740	8,662	1%
Used car dealers	7,270	—	—	7,270	1%
All other specialty trade contractors	6,237	—	906	7,143	1%
Caterers	7,135	—	7	7,142	1%
Limited-service restaurants	3,552	—	3,317	6,869	1%
General warehousing and storage	6,274	—	—	6,274	1%
Automotive body, paint, and interior repair	5,488	—	351	5,839	1%
Appliance repair and maintenance	5,833	—	—	5,833	1%
Other accounting services	5,251	—	364	5,615	1%
Offices of dentists	4,868	—	58	4,926	1%
Other miscellaneous durable goods merchant	4,678	—	—	4,678	1%
Packaged frozen food merchant wholesalers	4,652	—	—	4,652	1%
Other(2)	146,954	10,664	28,026	185,644	31%
Total	$487,729	$19,543	$73,483	$580,755	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $141.1 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $9.4 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $4.6 million are spread over approximately one hundred different classifications such as commercial printing, pet and pet supplies stores, securities brokerage, etc.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of December 31, 2024 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$130,557	$3,234	$6,254	$140,045	$24%
Florida	77,395	7,781	3,957	89,133	15%
North Carolina	43,991	—	4,462	48,453	8%
New York	34,149	71	1,793	36,013	6%
Pennsylvania	19,271	—	13,328	32,599	6%
Texas	22,948	3,296	5,993	32,237	6%
New Jersey	23,156	267	7,014	30,437	5%
Georgia	24,945	2,224	1,156	28,325	5%
Other States	111,317	2,670	29,526	143,513	25%
Total	$487,729	$19,543	$73,483	$580,755	$100%

(1) Of the SBL commercial mortgage and SBL construction loans, $141.1 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $9.4 million of loans that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, including loans held at fair value, as of December 31, 2024 (dollars in thousands):

Type(1)	State	SBL commercial mortgage(1)
General line grocery merchant wholesalers	California	$13,374
Funeral homes and funeral services	Maine	12,808
Funeral homes and funeral services	Pennsylvania	12,298
Outpatient mental health and substance abuse center	Florida	9,788
Hotel	Florida	8,207
Lawyer's office	California	7,888
Hotel	Virginia	6,889
Hotel	North Carolina	6,606
Used car dealer	California	6,500
General warehousing and storage	Pennsylvania	6,274
Total		$90,632

(1) All ten largest loans in our SBL portfolio are SBA 504 Program loans with 50%-60% origination date LTVs. The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of December 31, 2024 (dollars in thousands).

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at book value)(1)	169	$2,109,041	70%	8.73%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	5	$93,146	70%	7.61%
Hospitality (hotels and lodging)	1	19,000	66%	9.75%
Retail	2	12,249	72%	8.19%
Other	2	9,164	71%	4.96%
	10	133,559	70%	7.79%
Fair value adjustment		(346)
Total non-SBA commercial real estate loans, at fair value		133,213
Total commercial real estate loans		$2,242,254	70%	8.67%

(1) In the third quarter of 2021, we resumed the origination of multifamily apartment loans. These are similar to the multifamily apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so are not accounted for at fair value.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of December 31, 2024 (dollars in thousands):

	Balance	Origination date LTV
Texas	$692,742	71%
Georgia	276,117	70%
Florida	235,600	68%
Indiana	128,115	71%
New Jersey	120,571	69%
Michigan	103,911	65%
Ohio	85,144	70%
Other States each <$65 million	600,054	70%
Total	$2,242,254	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of December 31, 2024 (dollars in thousands). All these loans are multifamily apartment loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Tennessee	40,000	72%
Michigan	38,480	62%
Texas	37,259	64%
Texas	36,318	67%
Florida	34,850	72%
New Jersey	33,867	62%
Pennsylvania	33,600	63%
Indiana	33,588	76%
Texas	32,812	62%
Oklahoma	31,153	78%
Texas	31,050	77%
New Jersey	31,007	71%
Michigan	30,650	66%
Georgia	29,650	69%
15 largest commercial real estate loans	$519,804	69%

The following table summarizes our institutional banking portfolio by type as of December 31, 2024 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,015,885	55%
IBLOC	548,133	30%
Advisor financing	273,896	15%
Total	$1,837,914	100%

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

The following table summarizes our ten largest SBLOC loans as of December 31, 2024 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,188	36%
	9,465	53%
	8,764	15%
	8,393	86%
	7,487	46%
	7,482	21%
	7,069	32%
	6,250	21%
	6,096	37%
	5,509	42%
Total and weighted average	$76,703	39%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of January 15, 2025, all were rated A- (Excellent) or better by AM BEST.

The following table summarizes our direct lease financing portfolio by type as of December 31, 2024 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$133,233	19%
Construction	118,276	17%
Waste management and remediation services	97,442	14%
Real estate and rental and leasing	87,200	12%
Health care and social assistance	28,704	4%
Professional, scientific, and technical services	22,180	3%
Other services (except public administration)	21,466	3%
Wholesale trade	20,455	3%
General freight trucking	19,269	3%
Finance and insurance	14,326	2%
Transit and other transportation	12,844	2%
Mining, quarrying, and oil and gas extraction	8,984	1%
Other	116,174	17%
Total	$700,553	100%

(1) Of the total $700.6 million of direct lease financing, $639.6 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of December 31, 2024 (dollars in thousands):

	Principal balance	% Total
Florida	$108,614	16%
New York	64,514	9%
Utah	52,019	7%
Connecticut	47,527	7%
California	46,242	7%
Pennsylvania	43,459	6%
New Jersey	37,833	5%
North Carolina	36,700	5%
Maryland	36,587	5%
Texas	24,842	4%
Idaho	19,530	3%
Washington	15,007	2%
Ohio	13,800	2%
Georgia	13,720	2%
Alabama	13,015	2%
Other States	127,144	19%
Total	$700,553	100%

The following table presents selected loan categories by maturity for the periods indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. See “Asset and Liability Management” for a discussion of interest rate risk.

	December 31, 2024
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$481	$28,705	$188,102	$997	$218,285
SBL commercial mortgage	15,595	28,739	221,032	468,470	733,836
SBL construction	3,918	—	2,734	28,206	34,858
Leasing	89,872	589,495	21,969	—	701,336
SBLOC/IBLOC	1,570,193	—	—	—	1,570,193
Advisor financing	501	89,240	187,661	—	277,402
Real estate bridge lending	1,284,839	882,614	—	—	2,167,453
Consumer fintech	454,357	—	—	—	454,357
Other loans	25,565	5,029	3,412	11,804	45,810
Loans at fair value excluding SBL	76,331	55,284	1,598	—	133,213
	$3,521,652	$1,679,106	$626,508	$509,477	$6,336,743

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$2,777	$2,524	$—	$5,301
SBL commercial mortgage		11,414	2,824	—	14,238
Leasing		570,545	18,449	—	588,994
Advisor financing		88,565	185,950	—	274,515
Real estate bridge lending		751,987	—	—	751,987
Other loans		3,400	2,954	9,554	15,908
Loans at fair value excluding SBL		55,284	—	—	55,284
Total loans at fixed rates		$1,483,972	$212,701	$9,554	$1,706,227

Variable rates
SBL non-real estate		$25,928	$185,578	$997	$212,503
SBL commercial mortgage		17,325	218,208	468,470	704,003
SBL construction		—	2,734	28,206	30,940
Leasing		18,950	3,520	—	22,470
Advisor financing		675	1,711	—	2,386
Real estate bridge lending		130,627	—	—	130,627
Other loans		1,629	458	2,250	4,337
Loans at fair value excluding SBL		—	1,598	—	1,598
Total at variable rates		$195,134	$413,807	$499,923	$1,108,864

Total		$1,679,106	$626,508	$509,477	$2,815,091

Allowance for Credit Losses

A description of loan review coverage targets is set forth below.

The following loan review percentages are performed over periods of eighteen to twenty-four months. At December 31, 2024, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

SBLOC – The targeted review threshold was 40% comprised of a sample of large balance SBLOCs by commitment. At December 31, 2024, approximately 50% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold was 40% comprised of a sample of large balance IBLOCs by commitment. At December 31, 2024, approximately 62% of the IBLOC portfolio had been reviewed.

Advisor Financing – The targeted review threshold was 50%. At December 31, 2024, approximately 83% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold was $1.0 million.

SBLs – The targeted review threshold was 60%, to be rated and/or reviewed within 90 days of funding, excluding fully guaranteed loans purchased for CRA purposes, and fully guaranteed PPP loans. The loan balance review threshold was $1.5 million. At December 31, 2024, 69% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold was 35%. At December 31, 2024, approximately 59% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.5 million are reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating rate, excluding SBA, which are included in SBLs above) – The targeted review threshold was 100%. Floating rate loans are reviewed initially within 90 days of funding and monitored on an ongoing basis as to payment status. Subsequent reviews are performed for all relationships maintaining a 100% coverage rate. At December 31, 2024, approximately 100% of the floating rate, non-SBA commercial real estate bridge loans outstanding for more than 90 days had been reviewed.

Commercial Real Estate Loans, at fair value (fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold was 100%. At December 31, 2024, approximately 98% of the fixed rate, non-SBA commercial real estate loan portfolio had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

In 2022 loans previously in discontinued operations were reclassified to held for investment. As a result of the loan reclassification, related valuation reserves were reversed as a credit to “Net realized and unrealized gains on commercial loans, at fair value” in the consolidated statement of operations, while the allowances for credit losses and loan commitments in the consolidated balance sheet were increased through a provision for credit losses. Accordingly, a $3.5 million credit to “ Net realized and unrealized gains on commercial loans, at fair value” was offset by a provision for credit losses of $3.5 million with no net impact on income. Of the $3.5 million provision, $1.3 million increased the ACL and $2.2 million increased the allowance for loan commitments recorded in other liabilities.

At December 31, 2024, the ACL amounted to $31.9 million, which represented a $4.6 million increase compared to the $27.4 million at December 31, 2023. The increase reflected the impact of a new qualitative factor for classified REBL loans, as the provision for credit losses was accordingly increased by $2.0 million in the third quarter of 2024. The increase also reflected the impact of higher leasing net charge-offs.

The following table presents delinquencies by type of loan for December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) The $12.3 million shown in the non-accrual column for real estate bridge loans was repaid on January 2, 2025 without loss of principal. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard.

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

At December 31, 2024, the ACL for off-balance sheet commitments amounted to $2.0 million and the ACL for loans amounted to $31.9 million. Of the $31.9 million, $11.6 million of allowances resulted from the Company’s historical charge-off ratios, $4.4 million from reserves on specific loans, with the balance comprised of the qualitative component. The $11.6 million resulted primarily from SBA non-real estate and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

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

The Company has not increased the qualitative risk levels for SBLOC or IBLOC because of the nature of related collateral. SBLOC loans are subject to maximum loan to marketable securities value, and notwithstanding historic drops in the stock market in recent years, losses have not been realized. IBLOC loans are limited to borrowers with insurance companies that exceed credit requirements, and loan amounts are limited to life insurance cash values. The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. In the fourth quarter of 2023, an increasing trend in substandard loans was reflected in an increase in the risk level for the REBL ACL economic qualitative factor, which resulted in a $1.0 million increase in the fourth quarter provision for credit loss on loans. As a result of increasing amounts of loans classified as special mention and substandard, the Company evaluated potential related sensitivity for REBL in the third quarter of 2024. Such evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As a result, the Company added a new qualitative factor to its ACL which increased the provision for credit losses by $2.0 million in the third quarter of 2024.

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

The following table presents an allocation of the ACL among the types of loans or leases in our portfolio at December 31, 2024, 2023, 2022, 2021 and 2020 (dollars in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$4,972	3.12%	$6,059	2.57%	$5,028	1.99%
SBL commercial mortgage	3,203	10.85%	2,820	11.34%	2,585	8.66%
SBL construction	342	0.57%	285	0.42%	565	0.56%
Direct lease financing	13,125	11.48%	10,454	12.81%	7,972	11.53%
SBLOC / IBLOC	1,195	25.64%	813	30.40%	1,167	42.55%
Advisor financing	2,054	4.49%	1,662	4.14%	1,293	3.15%
Real estate bridge lending	6,603	34.57%	4,740	37.36%	3,121	30.44%
Consumer fintech	—	7.45%	—	—	—	—
Other loans	450	1.82%	545	0.96%	643	1.12%
	$31,944	100.00%	$27,378	100.00%	$22,374	100.00%

	December 31, 2021		December 31, 2020
	.
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,415	3.95%	$5,060	9.66%
SBL commercial mortgage	2,952	9.66%	3,315	11.38%
SBL construction	432	0.73%	328	0.77%
Direct lease financing	5,817	14.20%	6,043	17.48%
SBLOC / IBLOC	964	51.60%	775	58.64%
Advisor financing	868	3.10%	362	1.83%
Real estate bridge lending	1,181	16.63%	—	—
Other loans	177	0.13%	199	0.24%
	$17,806	100.00%	$16,082	100.00%

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2024	2023
Ratio of:
ACL to total loans	0.52%	0.51%
ACL to non-performing loans(1)	94.61%	206.33%
Non-performing loans to total loans(1)	0.55%	0.25%
Non-performing assets to total assets(1)	1.10%	0.39%
Net charge-offs to average loans	0.43%	0.07%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.52% at December 31, 2024 compared to 0.51% at December 31, 2023. The $4.6 million increase in the ACL between those dates, reflected approximately $1.5 million of increased reserves on specific distressed credits. Approximately $1.0 million had been added to the ACL in fourth quarter 2023 for the economic qualitative factor for an increasing trend in REBL special mention and substandard real estate bridge loans. As a result of further such increases, in the third quarter of 2024, $2.0 million was added for a new related qualitative factor. Additionally, increases in leasing reserves more than offset reductions in SBA non-real estate reserves, reflecting continued elevated leasing charge-offs.

The ratio of the ACL to non-performing loans decreased to 94.61% at December 31, 2024 from 206.33% over the prior year end, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, which included a $12.3 million REBL loan and increased SBL commercial mortgage and leasing balances, the ratio of non-performing loans to total loans also increased to 0.55% at December 31, 2024 from 0.25% at December 31, 2023. Nonperforming loans are comprised of nonaccrual loans and loans past due 90 days or more still accruing interest.

The ratio of non-performing assets to total assets increased to 1.10% at December 31, 2024 from 0.39% at the prior year end, reflecting the increase in non-performing loans, and a $39.4 million loan transferred to OREO in the second quarter of 2024 with a December 31, 2024 balance of $41.1 million. That property is under agreement of sale with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The purchaser has increased the total of earnest money deposits to $1.6 million, from $500,000, in consideration of extending the closing date to March 21, 2025. The Company believes that the purpose for the extension is to allow time for this sale to be included in a larger transaction. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits of $1.6 million would accrue to the Company.

The ratio of net charge-offs to average loans was 0.43% at December 31, 2024 compared to 0.07% at the prior year end. In 2024, lending agreements related to consumer fintech loans had certain charge-offs accounted for as freestanding credit enhancements which resulted in the Company recording a $19.6 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income. Additionally, the increase reflected an increase in direct lease financing net charge-offs.

Net Charge-offs

Net charge-offs were $24.4 million in 2024, an increase of $20.9 from net charge-offs of $3.5 million in 2023. In 2024, lending agreements related to consumer fintech loans had certain charge-offs accounted for as freestanding credit enhancements which resulted in the Company recording a $19.6 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income. Additionally, charge-offs in both periods resulted from leasing and non-real estate SBL charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans
Charge-offs	$708	$—	$—	$4,575	$—	$—	$—	$19,619	$18
Recoveries	(229)	—	—	(318)	—	—	—	—	(1)
Net charge-offs	$479	$—	$—	$4,257	$—	$—	$—	$19,619	$17

Average loan balance	$170,772	$653,380	$30,754	$706,576	$1,553,910	$248,339	$2,130,005	$268,176	$65,167
Ratio of net charge-offs during the period to average loans during the period	0.28%	—	—	0.60%	—	—	—	7.32%	0.03%

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans
Charge-offs	$871	$76	$—	$3,666	$24	$—	$—	$—	$3
Recoveries	(475)	(75)	—	(330)	—	—	—	—	(299)
Net charge-offs/(recoveries)	$396	$1	$—	$3,336	$24	$—	$—	$—	$(296)

Average loan balance	$125,072	$540,475	$26,855	$666,431	$1,821,214	$195,964	$1,856,639	$—	$55,573
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.32%	—	—	0.50%	—	—	—	—	(0.53%)

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $62.0 million of OREO at December 31, 2024 and $16.9 million at December 31, 2023. The following tables summarize our non-performing loans, including loans past due 90 days or more still accruing interest and OREO.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$2,635	$1,842	$1,249	$1,313	$3,159
SBL commercial mortgage	4,885	2,381	1,423	812	7,305
SBL construction	1,585	3,385	3,386	710	711
Direct leasing	6,026	3,785	3,550	254	751
IBLOC	503	—	—	—	—
Real estate bridge loans(1)	12,300	—	—	—	—
Other loans	—	132	692	—	—
Consumer - home equity	—	—	56	72	301
Total non-accrual loans	27,934	11,525	10,356	3,161	12,227

Loans past due 90 days or more and still accruing(2)	5,830	1,744	7,775	461	497
Total non-performing loans	33,764	13,269	18,131	3,622	12,724
OREO(3)	62,025	16,949	21,210	18,873	—
Total non-performing assets	$95,789	$30,218	$39,341	$22,495	$12,724

(1) The $12.3 million REBL shown for 2024 was repaid on January 2, 2025 without loss of principal. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard.

(2) The majority of the increase in Loans past due 90 days or more in 2024 compared to the prior year resulted from a $3.3 million IBLOC loan secured by the cash value of insurance, the payoff of which was subject to an administrative delay by the related insurance company.

(3) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at December 31, 2024, with a balance at that date of $41.1 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. That property is under agreement of sale with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The purchaser has increased the total of earnest money deposits to $1.6 million, from $500,000, in consideration of extending the closing date to March 21, 2025. The Company believes that the purpose for the extension is to allow time for this sale to be included in a larger transaction. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits of $1.6 million would accrue to the Company. The nonaccrual balances in this table as of December 31, 2024, are also reflected in the substandard loan totals.

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at December 31, 2024 and December 31, 2023:

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Other loans
90+ Days past due	213	—	—	—	—	—	—	213
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	213	—	—	—	—	—	—	213

Total 90+ Days past due	$358	$547	$3,607	$683	$61	$574	$—	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$42	$—	$294	$—	$336
Non-accrual	—	—	632	522	190	498	—	1,842
Total SBL non-real estate	—	—	632	564	190	792	—	2,178

SBA commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	452	—	1,929	—	2,381
Total SBL commercial mortgage	—	—	—	452	—	1,929	—	2,381

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,675	—	—	710	—	3,385
Total SBL construction	—	—	2,675	—	—	710	—	3,385

Direct lease financing
90+ Days past due	298	146	41	—	—	—	—	485
Non-accrual	58	1,775	1,688	212	46	6	—	3,785
Total direct lease financing	356	1,921	1,729	212	46	6	—	4,270

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	127	384	234	—	—	—	745
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	127	384	234	—	—	—	745

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total real estate bridge loans	—	—	—	—	—	—	—	—

Other loans
90+ Days past due	178	—	—	—	—	—	—	178
Non-accrual	—	—	—	—	—	132	—	132
Total other loans	178	—	—	—	—	132	—	310

Total 90+ Days past due	$476	$273	$425	$276	$—	$294	$—	$1,744

Total Non-accrual	$58	$1,775	$4,995	$1,186	$236	$3,275	$—	$11,525

During the year to date periods ended December 31, 2024, and December 31, 2023, loans modified and related information are as follows (dollars in thousands):

	Year ended December 31, 2024					Year ended December 31, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$2,421	$—	$—	$2,421	1.27%	$651	$—	$651	0.47%
SBL commercial mortgage	3,255	—	—	3,255	0.49%	—	—	—	—
Direct lease financing	—	—	2,477	2,477	0.35%	—	127	127	0.02%
Real estate bridge lending(1)	—	67,575	—	67,575	3.20%	—	12,300	12,300	0.62%
Total	$5,676	$67,575	$2,477	$75,728	1.24%	$651	$12,427	$13,078	0.24%

(1) For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024. The $12.3 million REBL shown for 2023 was repaid on January 2, 2025 without loss of principal.

The following table shows an analysis of loans that were modified during the year to date periods ended December 31, 2024, and December 31, 2023 presented by loan classification (dollars in thousands):

	Year ended December 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,022	$1,022	$1,399	$2,421
SBL commercial mortgage	—	—	—	—	—	3,255	3,255
Direct lease financing	—	2,477	—	—	2,477	—	2,477
Real estate bridge lending(1)	—	—	—	—	—	67,575	67,575
	$—	$2,477	$—	$1,022	$3,499	$72,229	$75,728

	Year ended December 31, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1)For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024. The $12.3 million REBL shown for 2023 was repaid on January 2, 2025 without loss of principal.

Of the $84.4 million special mention and $134.4 million substandard REBL loans at December 31, 2024, $13.2 million was modified in the fourth quarter of 2024 and received a reduction in interest rate and a combination of full and partial payment deferrals. Not included in that fourth quarter modification total were $27.6 million of balances which we recapitalized with a new borrower, who negotiated payment deferrals and rate reductions. The “as is” and “as stabilized” LTVs for the $13.2 million balance were 80% and 69%, respectively, while weighted average LTVs for the $27.6 million were 79% and 70%, respectively. These LTVs are based upon appraisals performed within the past twelve months. The above information for the first three quarters of 2024 is available in the applicable Form 10-Q.

For the twelve months ended December 31, 2024, there were $75.7 million of loans classified as modified with specific reserves of $768,000, while there were $13.1 million of loans classified as modified for the twelve months ended December 31, 2023 with specific reserves of $127,000.

The following table describes the financial effect of the modifications made during the year to date periods ended December 31, 2024, and December 31, 2023 (dollars in thousands):

	Year ended December 31, 2024			Year ended December 31, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	1.27%	—	—	0.47%
SBL commercial mortgage	—	—	0.49%	—	—	—
Direct lease financing	—	12.0	—	—	3.0	—
Real estate bridge lending(1)	1.08%	—	1.28%	—	12.0	—

(1) For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024.

(2)Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

With the exception of $927,000 of future funding for a REBL loan, we had no commitments to extend additional credit to loans classified as modified as of either December 31, 2024 or 2023.

We had $27.9 million of non-accrual loans at December 31, 2024, compared to $11.5 million of non-accrual loans at December 31, 2023. The $16.4 million increase in non-accrual loans was primarily due to $70.4 million of additions partially offset by $44.1 million transferred to OREO, $4.4 million of charge-offs, $1.9 million transferred to repossessed vehicle inventory, $3.7 million of payments and $129,000 returned to accrual status. Loans past due 90 days or more still accruing interest amounted to $5.8 million and $1.7 million at December 31, 2024 and December 31, 2023, respectively. The $4.1 million increase reflected $16.1 million of additions partially offset by $12.0 million of loan payments and $24,000 transferred to non-accrual loans.

We had $62.0 million of OREO at December 31, 2024 and $16.9 million of OREO at December 31, 2023. The change in balance reflected $45.0 million transferred from non-accrual loans. The balance at both dates included $15.0 million for a Florida mall property. The property was reappraised in November 2024 and the appraised value continues to exceed the $15.0 million carrying value. In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO. The majority of the Company’s real estate owned is comprised of that apartment complex, with a balance as of December 31, 2024 of $41.1 million. That property is under agreement of sale with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The purchaser has increased the total of earnest money deposits to $1.6 million, from $500,000, in consideration of extending the closing date to March 21, 2025. The Company believes that the purpose for the extension is to allow time for this sale to be included in a larger transaction. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits of $1.6 million would accrue to the Company.

Premises and Equipment, Net

Premises and equipment increased to $27.6 million at December 31, 2024 from $27.5 million at December 31, 2023 primarily as a result of expenditures for a new data center and the relocation of Sioux Falls office space, net of depreciation on prior balances.

Other assets

Other assets increased to $182.7 million at December 31, 2024 from $133.1 million at December 31, 2023, reflecting an increase in receivables in the ordinary course of business.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At December 31, 2024, we had total deposits of $7.75 billion compared to $6.68 billion at December 31, 2023, which reflected an increase of $1.07 billion, or 15.9%. Daily deposit balances are subject to variability, and deposits averaged $7.55 billion in the fourth quarter of 2024. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies”). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at year-end 2024, the top three affinity groups accounted for approximately $3.79 billion, the next three largest $1.64 billion, and the four subsequent largest $756.9 million. Of our deposits at year-end 2023, the top three affinity groups accounted for approximately $2.33 billion, the next three largest $1.46 billion, and the four subsequent largest $852.1 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were identical in both years. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at year-end 2024, totaled $3.81 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $2.38 billion. Such balances in the top ten relationships at year-end 2023, totaled $2.91 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $1.72 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The vast majority of payments to affinity groups are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Asset and Liability Management”). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In 2024, our demand and interest checking balances averaged $6.88 billion, compared to $6.31 billion in 2023. The growth primarily reflected increases in payment company balances. Average savings and money market balances continue to comprise a modest portion of funding and increased to $111.2 million in the fourth quarter of 2024, compared to $46.4 million in the fourth quarter of 2023. In 2023, we did not use short-term time deposits after the first quarter of the year and used no such deposits in 2024. Such deposits have been utilized in the past when loan growth has exceeded deposit growth. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates either themselves or through intermediaries to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered.. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Average	Average	Average	Average
	balance	rate	balance	rate
Demand and interest checking(1)	$6,875,368	2.35%	$6,308,509	2.30%
Savings and money market	71,962	3.52%	78,074	3.66%
Time	—	—	20,794	4.13%
Total deposits	$6,947,330	2.37%	$6,407,377	2.32%

(1) Of the amounts shown for 2024 and 2023, $146.8 million and $177.0 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-Term Borrowings

We had no outstanding advances from the FHLB or Federal Reserve Bank at December 31, 2024 or 2023 on our lines of credit with them, although we periodically have accessed such overnight borrowings for cash management purposes. We discuss these lines in “Liquidity and Capital Resources” in this MD&A. Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$—	$42	$42
Average during the year	3	41	41
Maximum month-end balance	—	42	42
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

	As of or for the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	44,220	5,739	60,312
Maximum month-end balance	455,000	450,000	495,000
Weighted average rate during the year	5.58%	4.72%	2.55%
Rate at December 31	—	—	—

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

Subordinated Debentures

As of December 31, 2024, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as (“the Trusts”). In each case, we own all the common securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of the 2038 Debentures issued by us. The 2038 Debentures are the sole assets of the Trusts. The $10.3 million of 2038 Debentures issued to The Bancorp Capital Trust II and the $3.1 million of 2038 Debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest at SOFR plus 3.51%.

Other Long-term Borrowings

At December 31, 2024 and 2023, we had long-term borrowings of $14.1 million and $38.6 million respectively, which consisted of sold loans which were accounted for as secured borrowings, because they did not qualify for true sale accounting.

Other Liabilities

Other liabilities amounted to $68.0 million at December 31, 2024 compared to $69.6 million at December 31, 2023.

Shareholders’ Equity

At December 31, 2024, we had $789.8 million in shareholders’ equity compared to $807.3 million at the prior year end. The increase primarily reflected 2024 net income, net of common stock repurchases and the change in the market value of securities.

Segments

The Company’s operations can be classified under three segments: fintech, specialty finance and corporate. The fintech segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH proccessing and other payments related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL (real estate bridge lending) comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resouces, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

Segment financial results are shown in “Note T—Segment Financials” to the audited consolidated financial statements herein. Those financials reflect a market-based allocation of interest expense to financing segments which utilize funding from deposits generated by the fintech segment, which earns offsetting interest income. That allocation is shown in the “Interest allocation” line item. The rate utilized for the allocation corresponds to an estimated average of the three year FHLB rate. The fintech segment interest expense line item consists of interest expense actually incurred to generate its deposits, which is the Company’s actual cost of funds. That actual cost is allocated to the corporate segment which requires funding for the Company’s investment securities portfolio.

The market-based funding based on the three year FHLB rate for the specialty finance categories as described above, results in a higher interest expense allocation for those lines of business in higher interest rate environments. That higher interest expense allocation results in higher interest income for the fintech segment to the extent that it provides related funding. Conversely, when that rate decreases, so too are interest expense for the lending lines of business and interest income for fintech.

Additionally, variances between periods can result from deposit growth within the fintech segment, and loan growth within the lending lines of business. Loan pricing on new loans, and repricing of variable rate loans may also result in variances between periods.

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

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $1.97 billion and $1.7 million, respectively, at December 31, 2024. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2024 (dollars in thousands):

		Payments due by period
		Less than	One to	Three to	After
Contractual obligation	Total	one year	three years	five years	five years
Minimum annual rentals on
noncancelable operating leases	$35,013	$4,189	$8,298	$4,685	$17,841
Loan commitments(1)	1,973,937	248,263	125,486	837	1,599,351
Senior debt	96,214	96,214	—	—	—
Interest expense on senior debt	2,956	2,956	—	—	—
Subordinated debentures	13,401	—	—	—	13,401
Interest expense on subordinated
debentures(2)	13,513	1,023	2,046	2,046	8,398
Standby letters of credit	1,698	1,574	124	—	—
Total	$2,136,732	$354,219	$135,954	$7,568	$1,638,991
(1)The vasy majority of loan commitments over five years are comprised of SBLOC and IBLOC which are immediately cancellable.
(2)Presentation assumes a weighted average interest rate of 7.87%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp, Inc.

Wilmington, Delaware

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Credit Losses (“ACL”) on Loans – Qualitative Factors

As described in Note E to the financial statements, the Company estimates the allowance for credit losses using relevant available historical loan performance information, current conditions, and reasonable and supportable forecasts. The loans are segregated by product type to recognize differing risk characteristics within portfolio segments. The Company develops the quantitative basis for estimation of expected credit losses over the estimated remaining life of the loans based on historical credit loss experience. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance and is subjective. As of December 31, 2024, the Company’s allowance for credit losses was $31.9 million.

We identified auditing the qualitative factors used in estimating the allowance for credit losses as a critical audit matter. The principal consideration for our determination that qualitative factors is a critical audit matter is due to the high degree of auditor judgment and subjectivity required to evaluate the reasonableness of management’s significant judgments in the selection and application of qualitative factors.

To address this matter, the primary procedures we performed included:

•Testing the design and operating effectiveness of the Company’s controls related to qualitative factors, including the controls related to the following:

oManagement’s verification that qualitative factor adjustments are appropriately applied in the allowance for credit losses calculation;

oManagement’s judgments involved in evaluating the appropriateness of qualitative factor framework and the determination of qualitative factor adjustments; and

oManagement’s evaluation over relevance and reliability of data used in the determination of qualitative factor adjustments.

•Our substantive procedures related to qualitative factors, which included the following:

oEvaluated the qualitative factor adjustments were appropriately applied in the allowance for credit losses calculation;

oEvaluated the appropriateness of qualitative factor framework and reasonableness of management’s judgments related to the determination of qualitative factors adjustments applied in the allowance for credit losses; and

oEvaluated the relevance and reliability of the data used in the determination of qualitative factor adjustments.

/s/ CROWE LLP

We have served as the Company's auditor since 2024.

Washington, D.C.

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2000 to 2024.

Philadelphia, Pennsylvania

February 29, 2024 (except for Note T, as to which the date is March 3, 2025)

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,064	$4,820
Interest-earning deposits at Federal Reserve Bank	564,059	1,033,270
Total cash and cash equivalents	570,123	1,038,090

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss at December 31, 2023	1,502,860	747,534
Commercial loans, at fair value	223,115	332,766
Loans, net of deferred loan fees and costs	6,113,628	5,361,139
Allowance for credit losses	(31,944)	(27,378)
Loans, net	6,081,684	5,333,761
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	15,642	15,591
Premises and equipment, net	27,566	27,474
Accrued interest receivable	41,713	37,534
Intangible assets, net	1,254	1,651
Other real estate owned	62,025	16,949
Deferred tax asset, net	18,874	21,219
Other assets	182,687	133,126
Total assets	$8,727,543	$7,705,695

LIABILITIES
Deposits
Demand and interest checking	$7,434,212	$6,630,251
Savings and money market	311,834	50,659
Total deposits	7,746,046	6,680,910

Securities sold under agreements to repurchase	—	42
Senior debt	96,214	95,859
Subordinated debentures	13,401	13,401
Other long-term borrowings	14,081	38,561
Other liabilities	68,018	69,641
Total liabilities	7,937,760	6,898,414

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024 and 53,202,630 shares issued and outstanding at December 31, 2023	47,713	53,203
Treasury stock at cost, 402,731 shares at December 31, 2024 and 0 shares at December 31, 2023, respectively	(22,681)	—
Additional paid-in capital	3,233	212,431
Retained earnings	779,155	561,615
Accumulated other comprehensive loss	(17,637)	(19,968)
Total shareholders' equity	789,783	807,281

Total liabilities and shareholders' equity	$8,727,543	$7,705,695

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$458,817	$436,649	$275,837
Investment securities:
Taxable interest	66,262	39,078	25,598
Tax-exempt interest	187	153	98
Interest-earning deposits	26,326	33,627	6,762
	551,592	509,507	308,295
Interest expense
Deposits	164,372	148,529	51,136
Short-term borrowings	2,469	271	1,538
Long-term borrowings	2,420	507	1,004
Senior debt	4,935	5,027	5,118
Subordinated debentures	1,155	1,121	658
	175,351	155,455	59,454
Net interest income	376,241	354,052	248,841
Provision for credit losses on non-consumer fintech loans	9,319	8,465	5,741
Provision for consumer fintech loans	19,619	—	—
Provision (reversal) for unfunded commitments	(596)	(135)	1,367
Provision (reversal) for credit loss on security	(1,000)	10,000	—
Net interest income after provision (reversal) for credit losses	348,899	335,722	241,733

Non-interest income
Fintech fees
ACH, card and other payment processing fees	14,596	9,822	8,935
Prepaid, debit card and related fees	97,413	89,417	77,236
Consumer credit fintech fees	4,789	—	—
Total fintech fees	116,798	99,239	86,171
Net realized and unrealized gains on commercial loans, at fair value	2,732	3,745	13,531
Leasing related income	3,921	6,324	4,822
Consumer fintech loan credit enhancement	19,619	—	—
Other	3,412	2,786	1,159
Total non-interest income	146,482	112,094	105,683

Non-interest expense
Salaries and employee benefits	131,597	121,055	105,368
Depreciation	4,155	3,074	2,902
Rent and related occupancy cost	6,746	5,980	5,193
Data processing expense	5,666	5,447	4,972
Audit expense	1,484	1,620	1,526
Legal expense	3,081	3,850	3,878
Legal settlements	284	—	1,152
FDIC Insurance	3,579	2,957	3,270
Software	17,913	17,349	16,211
Insurance	5,195	5,139	5,026
Telecom and IT network communications	1,227	1,316	1,457
Consulting	1,852	1,938	1,262
Write-downs and other losses on other real estate owned	—	1,315	—
Civil money penalty	—	—	1,750
Other	20,446	20,002	15,535
Total non-interest expense	203,225	191,042	169,502
Income before income taxes	292,156	256,774	177,914
Income tax expense	74,616	64,478	47,701
Net income	$217,540	$192,296	$130,213

Net income per share - basic	$4.35	$3.52	$2.30

Net income per share - diluted	$4.29	$3.49	$2.27
Weighted average shares - basic	50,063,620	54,506,065	56,556,303
Weighted average shares - diluted	50,713,140	55,053,497	57,268,946

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$217,540	$192,296	$130,213
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	2,824	14,215	(49,888)
Reclassification adjustments for losses (gains) included in income	2	4	(4)
Other comprehensive income (loss)	2,826	14,219	(49,892)

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses)	494	3,929	(13,343)
Reclassification adjustments for losses (gains) included in income	1	1	(1)
Income tax expense (benefit) related to items of other comprehensive income (loss)	495	3,930	(13,344)

Other comprehensive income (loss), net of tax and reclassifications into net income	2,331	10,289	(36,548)
Comprehensive income	$219,871	$202,585	$93,665

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares issued	stock	stock	capital	earnings	income/(loss)	Total
Balance at December 31, 2021	57,370,563	$57,371	$—	$349,686	$239,106	$6,291	$652,454
Net income	—	—	—	—	130,213	—	130,213
Common stock issued from option exercises,
net of tax benefits	58,531	58	—	262	—	—	320
Common stock issued from restricted units,
net of tax benefits	582,789	583	—	(583)	—	—	—
Stock-based compensation	—	—	—	7,592	—	—	7,592
Common stock repurchases	(2,322,256)	(2,322)	—	(57,678)	—	—	(60,000)
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	—	(36,548)	(36,548)

Balance at December 31, 2022	55,689,627	$55,690	$—	$299,279	$369,319	$(30,257)	$694,031
Net income	—	—	—	—	192,296	—	192,296
Common stock issued from option exercises,
net of tax benefits	13,158	13	—	91	—	—	104
Common stock issued from restricted units,
net of tax benefits	456,991	457	—	(457)	—	—	—
Stock-based compensation	—	—	—	11,392	—	—	11,392
Common stock repurchases and excise tax	(2,957,146)	(2,957)	—	(97,874)	—	—	(100,831)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	—	10,289	10,289

Balance at December 31, 2023	53,202,630	$53,203	$—	$212,431	$561,615	$(19,968)	$807,281
Net income	—	—	—	—	217,540	—	217,540
Common stock issued from option exercises,
net of tax benefits	—	—	—	—	—	—	—
Common stock issued from restricted units,
net of tax benefits	345,390	345	—	(345)	—	—	—
Stock-based compensation	—	—	—	14,983	—	—	14,983
Common stock repurchases and excise tax	(5,834,539)	(5,835)	—	(223,836)	—	—	(229,671)
Treasury stock	—	—	(22,681)	—	—	—	(22,681)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	—	2,331	2,331

Balance at December 31, 2024	47,713,481	$47,713	$(22,681)	$3,233	$779,155	$(17,637)	$789,783

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating activities
Net income from continuing operations	$217,540	$192,296	$130,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,155	3,074	2,902
Provision for credit losses on non-consumer fintech loans and security	8,319	18,465	5,741
Provision for consumer fintech loans	19,619	—	—
(Reversal) provision for unfunded commitments	(596)	(135)	1,367
Net amortization of investment securities discounts/premiums	(2,608)	1,023	1,704
Stock-based compensation expense	14,983	11,392	7,592
Realized gains on commercial loans, at fair value	(3,699)	(6,954)	(18,635)
Deferred income tax expense (benefit)	2,317	(5,681)	5,870
Gain from discontinued operations	—	—	(4)
Gain on sale of fixed assets	(53)	—	—
Write-down of other real estate owned	—	1,147	—
Change in fair value of commercial loans, at fair value	683	3,085	6,065
Change in fair value of derivatives	284	124	(961)
Loss on sales of investment securities	2	4	6
Increase in accrued interest receivable	(4,179)	(5,529)	(14,134)
Increase in other assets	(26,210)	(38,067)	(1,404)
(Decrease) increase in other liabilities	(1,027)	12,609	(6,707)
Net cash provided by operating activities	229,530	186,853	119,615

Investing activities
Purchase of investment securities available-for-sale	(991,215)	(48,989)	(24,183)
Proceeds from redemptions and prepayments of securities available-for-sale	242,676	71,082	161,110
Sale of repossessed assets	11,015	7,927	1,800
Proceeds from sale of other real estate owned	1,602	5,800	2,343
Net (increase) decrease in loans	(877,350)	142,191	(1,678,762)
Capitalized investment in other real estate owned	(1,695)	—	—
Commercial loans, at fair value drawn during the period	—	(134,256)	(66,067)
Payments on commercial loans, at fair value	109,569	384,353	782,157
Proceeds from sale of fixed assets	133	—	—
Purchases of premises and equipment	(4,974)	(12,689)	(5,134)
Decrease in discontinued assets held-for-sale	—	—	4
Net cash (used in) provided by investing activities	(1,510,239)	415,419	(826,732)

Financing activities
Net increase (decrease) in deposits	1,065,136	(349,203)	1,053,202
Net decrease in securities sold under agreements to repurchase	(42)	—	—
Redemptions of senior debt offering	—	(3,273)	—
Proceeds from the issuance of common stock	—	104	320
Repurchases of common stock and excise tax	(252,352)	(99,999)	(60,000)
Net cash provided by (used in) financing activities	812,742	(452,371)	993,522

Net (decrease) increase in cash and cash equivalents	(467,967)	149,901	286,405

Cash and cash equivalents, beginning of period	1,038,090	888,189	601,784

Cash and cash equivalents, end of period	$570,123	$1,038,090	$888,189

Supplemental disclosure:
Interest paid	$173,804	$156,269	$57,601
Taxes paid	$80,828	$82,553	$37,787
Non-cash investing and financing activities:
Transfer of loans from discontinued operations	$—	$—	$61,580
Transfer of real estate owned from discontinued operations	$—	$—	$17,343
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$44,983	$2,686	$—
Leased vehicles transferred to repossessed assets	$9,895	$9,361	$2,008

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (“the Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (“the Bank”). The Bank is a nationally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty finance segment and its fintech segment.

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

While the national specialty finance segment generates the majority of the Company’s revenues, the payments segment also contributes significant revenues. In its payments segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, affinity group banking, deposit accounts to investment advisors’ customers, card payments and other payment processing services. Payments segment deposits fund the majority of the Company’s loans and securities and may produce lower costs than other funding sources. Most of the payments segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits. In 2024, the Company began offering loans through credit sponsorship with third parties, in its fintech segment.

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

The principal estimate that is particularly susceptible to a significant change in the near term relates to our allowance for credit losses (“ACL”) on loans, leases and securities. This estimate, made in accordance with GAAP, involves a significant level of estimation uncertainty and has had, or is reasonably likely to have, a material impact on our financial condition or results of operations.

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
3. Investment Securities

Investments in debt which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income. The unrealized losses for available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision for credit losses is recorded within the consolidated statement of operations. Subsequent improvement in credit may result in reversal of the credit charge in future periods. For available-for-sale debt securities in an unrealized loss position, the Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral, and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that, as of December 31, 2024, unrealized losses on securities reflected changes in market interest rates after the securities were purchased. The Company’s unrealized loss for debt securities is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its quarterly review, the Company concluded that an allowance was not required to recognize credit losses in either 2024 or 2022. In 2023, the Company recognized a provision of $10.0 million for the total $10.0 million par value of the only trust preferred security in its portfolio, based upon limited financial and other information received from the issuer. In the fourth quarter of 2024, the issuer tendered an offer to repurchase these securities which the Company accepted. Accordingly, $1.0 million was recovered which resulted in a reversal of the provision for credit loss in that amount, and a charge-off of the remaining $9.0 million of the security.

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

When a loan is placed on non-accrual status, all accumulated accrued interest receivable is reversed from income on a timely basis. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Such loans are reported as 90 days delinquent and still accruing. For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

Loans which were originated and previously intended for sale in secondary markets, but which are now being held on the balance sheet as earning assets, are carried at estimated fair value and are excluded from the allowance analysis. Changes in fair value are recognized as unrealized gains or losses on commercial loans in the consolidated statements of operations. The Company originated and sold or securitized specific commercial mortgage loans in secondary markets through 2019, but in 2020 decided to retain these loans on its balance sheet. These loans are accounted for under the fair value option and amounted to $223.1 million at December 31, 2024, and $332.8 million at December 31, 2023. These loans are classified as commercial loans, at fair value on the consolidated balance sheets.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2024 and 2023, the Company had net capitalized software costs of approximately $5.0 million and $4.7 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheets. The Company recorded related amortization expense of approximately $1.1 million, $1.6 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

8. Stock-Based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with ASC 718. The fair value of the option or RSU is generally measured on the grant date with compensation expense recognized over the service period, which is usually the stated vesting period. For options subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at estimated fair market value less estimated cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the ACL. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. Expenditures for OREO properties that extend it’s useful life or capacity are capitalized. The Company had $62.0 million of OREO at December 31, 2024 and $16.9 million at December 31, 2023.

10. Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $858,000, $978,000 and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising and marketing expense is reflected under “Other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2024
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except per share data)
Basic earnings per share
Net earnings available to common shareholders	$217,540	50,063,620	$4.35
Effect of dilutive securities
Common stock options and RSUs	—	649,520	(0.06)
Diluted earnings per share
Net earnings available to common shareholders	$217,540	50,713,140	$4.29

Stock options for 565,104 shares, exercisable at prices between $6.87 and $30.32 per share, were outstanding at December 31, 2024 and included in the diluted earnings per share computation because their exercise price per share was less than the average market price. Stock options for 103,189 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 465,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2023 and included in the diluted earnings per share computation because their exercise price per share was less than the average market price. Stock options for 157,573 shares were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 480,104 shares, exercisable at prices between $6.87 and $18.81 per share, were outstanding at December 31, 2022 and included in the diluted earnings per share computation because their exercise price per share was less than the average market price. Stock options for 100,000 shares were anti-dilutive and not included in the earnings per share calculation.

12. Restrictions on Cash and Due from Banks

Historically, the Bank has been required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB. Currently, no reserves are required.

13. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables, which resulted in a customer list intangible of $3.4 million which is being amortized over a ten year period. Amortization expense is $340,000 per year ($454,000 over the next three years). The gross carrying value is $3.4 million with respective accumulated amortization of $3.0 million and $2.6 million at December 31, 2024 and December 31, 2023.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million, which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve year period and accumulated amortization was $287,000 at December 31, 2024. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2024 and 2023 are presented below.

	December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,237	$4,093	$2,840
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,237	$4,491	$2,840

The approximate future annual amortization of both the Company’s intangible items are as follows (dollars in thousands):

Year ending December 31,
2025	$398
2026	173
2027	57
2028	57
2029	57
Thereafter	114
$856

14. Derivative Financial Instruments

The Company has periodically utilized derivatives to hedge interest rate risk on fixed rate loans which were previously intended for sale. As the Company is no longer originating fixed rate loans for sale, it is no longer entering into new hedges. The only hedge outstanding at December 31, 2023, for a notional amount of $6.8 million, was no longer outstanding at December 31, 2024. Under that swap agreement, the Company received an adjustable rate of interest based upon SOFR while it paid a fixed rate. At December 31, 2023, those respective rates were 2.16% and 5.59%. The Company recorded a loss of $285,000, a loss of $124,000 and a gain of $961,000 for the years ended December 31, 2024, 2023 and 2022, respectively, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under “Net realized and unrealized gains (losses) on commercial loans (at fair value)”. At December 31, 2023, the amount receivable by the Company under this swap agreement was $285,000. The Company had minimum collateral posting thresholds with its derivative counterparty and had accordingly posted cash collateral of $548,000 at that date.

15. Common Stock Repurchase Program

Common stock repurchases in excess of additional paid-in-capital at the time of purchase are recorded as treasury stock, shown separately in the balance sheet. Treasury shares are accordingly excluded from earnings per share computation.

On October 20, 2021, the Board approved a revised stock repurchase program for the 2022 fiscal year (the “2022 Repurchase Program”), under which the Company purchased $15.0 million of shares in each quarter of 2022. The total of $60.0 million resulted in the repurchase of 2,322,256 shares of common stock at an average price of $25.84 per share.

On October 26, 2022, the Board approved a revised stock repurchase program for the 2023 fiscal year (the “2023 Repurchase Program”) under which the Company may repurchase shares totaling up to $25.0 million per quarter in 2023, for a maximum repurchase amount of $100.0 million. The total of $100.0 million resulted in the repurchase of 2,957,146 shares of common stock at an average price of $33.82 per share.

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Common Stock Repurchase Program”) under which the Company may repurchase shares totaling up to $50.0 million per quarter in 2024, for a maximum amount of $200.0 million. The Company increased its share repurchase authorization for the second quarter of 2024 from $50.0 million to $100.0 million, which increased the maximum amount under the 2024 Common Stock Repurchase Program to $250.0 million. The total of $250.0 million resulted in the repurchase of 6,237,270 shares of common stock at an average price of $40.08 per share.

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. Under the 2025 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program may be modified or terminated at any time.

16. Long-term Borrowings

The $14.1 million and $38.6 million outstanding for long-term borrowings at December 31, 2024 and 2023, respectively, consisted of sold loans which were accounted for as secured borrowings, because they did not qualify for true sale accounting.

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

20. Charge-offs of certain consumer fintech loans

Lending agreements related to consumer fintech loans had certain charge-offs accounted for as freestanding credit enhancements which resulted in the company recording a $19.6 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

21. Consumer credit fintech fees

Consumer credit fintech fees are comprised of fees paid by third-party marketers and servicers related to loans made by the Bank, which earns such fees based generally on average loan balances.

22. Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment level disclosures, for both annual and quarterly reporting periods and is effective with the December 31, 2024 financial statements. As a result of the enhancements, segment disclosures now include greater detail surrounding the nature of expenses previously reported as a single line item in the segment income statements. In addition to disclosing the chief operational decision maker by title and position, an explanation of how the segment information is used by that decision maker is now included.

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

Note C— Subsequent Events

The Company evaluated its December 31, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale are summarized as follows (dollars in thousands):

Available-for-sale	December 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$31,233	$—	$(1,271)	$—	$29,962
Asset-backed securities(1)	214,346	177	(24)	—	214,499
Tax-exempt obligations of states and political subdivisions	6,860	—	(73)	—	6,787
Taxable obligations of states and political subdivisions	29,267	7	(441)	—	28,833
Residential mortgage-backed securities	438,562	1,137	(6,280)	—	433,419
Collateralized mortgage obligation securities	27,279	—	(1,127)	—	26,152
Commercial mortgage-backed securities	778,857	1,653	(17,302)	—	763,208
	$1,526,404	$2,974	$(26,518)	$—	$1,502,860

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,440	$—	$(2)	$2,438
Collateralized loan obligation securities	211,906	177	(22)	212,061
	$214,346	$177	$(24)	$214,499

Available-for-sale	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Fair
	cost	gains	losses	Credit Losses	value
U.S. Government agency securities	$35,346	$6	$(1,466)	$—	$33,886
Asset-backed securities(1)	327,159	9	(1,815)	—	325,353
Tax-exempt obligations of states and political subdivisions	4,860	39	(48)	—	4,851
Taxable obligations of states and political subdivisions	43,323	15	(952)	—	42,386
Residential mortgage-backed securities	169,882	108	(9,223)	—	160,767
Collateralized mortgage obligation securities	35,575	—	(1,537)	—	34,038
Commercial mortgage-backed securities	157,759	—	(11,506)	—	146,253
Corporate debt securities	10,000	—	—	(10,000)	—
	$783,904	$177	$(26,547)	$(10,000)	$747,534

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$6,032	$—	$(49)	$5,983
Collateralized loan obligation securities	321,127	9	(1,766)	319,370
	$327,159	$9	$(1,815)	$325,353

The amortized cost and fair value of the Company’s investment securities at December 31, 2024, by contractual maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$51,119	$50,650
Due after one year through five years	183,022	179,836
Due after five years through ten years	684,504	678,320
Due after ten years	607,759	594,054
	$1,526,404	$1,502,860

The Company had no securities pledged against that line at December 31, 2024 and December 31, 2023. There were no gross realized gains on sales of securities for each of the years ended December 31, 2024, 2023 and 2022. Realized losses on securities sales/calls were $2,000, $4,000, and $6,000, respectively, for the years ended December 31, 2024, 2023 and 2022.

Investments in FHLB, ACBB, and FRB stock are recorded at cost and amounted to $15.6 million at December 31, 2024, and $15.6 million at December 31, 2023.

The table below indicates the length of time individual securities had been in continuous unrealized loss positions at December 31, 2024 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	18	$15,384	$(307)	$14,578	$(964)	$29,962	$(1,271)
Asset-backed securities	14	35,108	(8)	33,854	(16)	68,962	(24)
Tax-exempt obligations of states and political subdivisions	6	5,664	(36)	1,123	(37)	6,787	(73)
Taxable obligations of states and political subdivisions	18	1,157	(18)	25,734	(423)	26,891	(441)
Residential mortgage-backed securities	155	172,076	(1,156)	37,527	(5,124)	209,603	(6,280)
Collateralized mortgage obligation securities	19	—	—	26,152	(1,127)	26,152	(1,127)
Commercial mortgage-backed securities	37	351,595	(4,402)	166,554	(12,900)	518,149	(17,302)
Total unrealized loss position
investment securities	267	$580,984	$(5,927)	$305,522	$(20,591)	$886,506	$(26,518)

The table below indicates the length of time individual securities had been in continuous unrealized loss positions at December 31, 2023 (dollars in thousands):

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

CECL accounting requires that an ACL be established through a charge to the income statement to recognize credit deterioration. The charge may be reversed should credit improve in the future. Prior accounting required recognition of losses of other-than temporary-impairment, which could not be reversed in future periods. The Company periodically reviews its investment portfolio to determine whether an ACL is warranted, based on evaluations of the creditworthiness of the issuers/guarantors, the underlying collateral if applicable and the continuing performance of the securities. The Company did not recognize credit charges on investment securities in either 2024 or 2022. In 2023, the Company recorded a provision for credit loss on a security as follows.

The Company owned one single issuer trust preferred security issued by an insurance company through the third quarter of 2024, which was purchased in 2006, and owns no other such security or similar security. In the fourth quarter of 2023, the Bank provided for a potential loss for the full amount of the $10.0 million par value of the security through a provision for credit loss of $10.0 million. In the fourth quarter of 2024, the issuer tendered an offer to repurchase these securities which the Company accepted. Accordingly, $1.0 million was recovered which resulted in a reversal of the provision for credit loss in that amount, and a charge-off of the remaining $9.0 million of the security.

The Company has evaluated the securities in the above tables as of December 31, 2024 and has concluded that, except for the trust preferred security discussed above for which the ACL was eliminated in the fourth quarter of 2024, none of these securities required an ACL.

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. With the exception of the trust preferred security discussed above and the CRE-2 security discussed in “Note E—Loans”, the Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level and the Company intends to hold its investment securities to maturity.

Note E—Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. In 2024, the Company began making consumer fintech loans which consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. These loans are included in commercial loans, at fair value which, at December 31, 2024 and 2023, amounted to $223.1 million and $332.8 million, respectively, with an amortized cost of $223.5 million and $336.5 million, respectively. Those totals also include the guaranteed portion of certain SBA loans, also previously held for sale. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the fair value of such loans resulting in an unrealized loss of $683,000 in 2024, an unrealized loss of $3.1 million in 2023 and an unrealized loss of $6.1 million in 2022. These amounts include unrealized credit related losses of $867,000, $1.7 million and $7.7 million, respectively, in 2024, 2023 and 2022. Interest earned on loans held at fair value during the period held is recorded in “Interest Income – Loans, including fees” in the consolidated statements of operations. The $1.7 million credit related unrealized loss in 2023 resulted from a non-controlling participation in a multifamily apartment building. Included in the $6.1 million loss in 2022 was a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan, collateralized by a movie theater, had been current and performing but missed its August 2022 payment, and the tenant ceased operations in that month. The property was subsequently transferred to OREO, and the unrealized loss was realized in 2023 upon sale of the property. The loan represented the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA commercial loan originations were primarily comprised of apartment building loans. Of the $2.21 billion of non-SBA commercial (bridge) loans, at fair value and REBL loans which together comprise the non-SBA commercial real estate portfolios, $2.17 billion are comprised of apartment building loans. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans, at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines are maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity. At December 31, 2024, $2.46 billion of loans were pledged to the Federal Reserve Bank and $2.22 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at December 31, 2024.

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of December 31, 2024, the balance of the Bank’s CRE-2-issued security was reduced from $12.6 million to $3.5 million as a result of the sale of one of the two remaining collateral properties. The $3.5 million remains in non-accrual status. While the appraised value of the remaining property allocable to the Bank’s security exceeds the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $454.4 million of consumer fintech loans at December 31, 2024, $201.1 million consisted of secured credit card loans, with the balance consisting of other short-term extensions of credit. Consumers do not pay interest on the majority of consumer fintech loan balances, including secured credit card loans. The majority of the income on those loans is reflected in non-interest income under “Consumer credit fintech fees” and originate with the marketers and servicers for those loans. The secured credit card balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Related fee income is reflected in the “Consumer credit fintech fees” line of the income statement.

Major classifications of loans, excluding commercial loans, at fair value, are as follows (dollars in thousands):

	December 31,	December 31,
	2024	2023

SBL non-real estate	$190,322	$137,752
SBL commercial mortgage	662,091	606,986
SBL construction	34,685	22,627
SBLs	887,098	767,365
Direct lease financing	700,553	685,657
SBLOC / IBLOC(1)	1,564,018	1,627,285
Advisor financing(2)	273,896	221,612
Real estate bridge lending	2,109,041	1,999,782
Consumer fintech(3)	454,357	—
Other loans(4)	111,328	50,638
	6,100,291	5,352,339
Unamortized loan fees and costs	13,337	8,800
Total loans, net of unamortized loan fees and costs	$6,113,628	$5,361,139

	December 31,	December 31,
	2024	2023

SBLs, including costs net of deferred fees of $9,979 and $9,502 for December 31, 2024 and December 31, 2023, respectively	$897,077	$776,867
SBLs included in commercial loans, at fair value	89,902	119,287
Total SBLs(5)	$986,979	$896,154

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At December 31, 2024 and December 31, 2023, IBLOC loans amounted to $548.1 million and $646.9 million, respectively.

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

(3) Consumer fintech loans included $201.1 million of secured credit card loans, with the balance consisting of other short-term extensions of credit.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $1.2 million and $1.7 million at December 31, 2024 and December 31, 2023, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and have been immaterial.

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

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	December 31, 2024				December 31, 2023
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$1,308	$351	$1,327	$2,635	$1,320	$598	$522	$1,842
SBL commercial mortgage	1,922	1,039	2,963	4,885	834	343	1,547	2,381
SBL construction	1,585	118	—	1,585	3,385	44	—	3,385
Direct leasing	5,561	2,377	465	6,026	3,618	1,827	167	3,785
IBLOC	503	413	—	503	—	—	—	—
Real estate bridge loans(1)	—	—	12,300	12,300	—	—	—	—
Other loans	—	—	—	—	132	4	—	132
	$10,879	$4,298	$17,055	$27,934	$9,289	$2,816	$2,236	$11,525

(1) The $12.3 million REBL shown for 2023 was repaid on January 2, 2025 without loss of principal.

The Company had $62.0 million of OREO at December 31, 2024, and $16.9 million of OREO at December 31, 2023. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at December 31, 2024, and 2023, respectively:

	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$2,635	$1,842
SBL commercial mortgage	4,885	2,381
SBL construction	1,585	3,385
Direct leasing	6,026	3,785
IBLOC	503	—
Real estate bridge loans(1)	12,300	—
Other loans	—	132
Total non-accrual loans	27,934	11,525

Loans past due 90 days or more and still accruing(2)	5,830	1,744
Total non-performing loans	33,764	13,269
OREO(3)	62,025	16,949
Total non-performing assets	$95,789	$30,218

(1) The $12.3 million REBL shown for 2023 was repaid on January 2, 2025 without loss of principal.

(2) The majority of the increase in Loans past due 90 days or more in 2024 compared to the prior year resulted from a $3.3 million IBLOC loan secured by the cash value of insurance, the payoff of which was subject to an administrative delay by the related insurance company.

(3) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at December 31, 2024, with a balance at that date of $41.1 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. That property is under agreement of sale with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The purchaser has increased the total of earnest money deposits to $1.6 million, from $500,000, in consideration of extending the closing date to March 21, 2025. The Company believes that the purpose for the extension is to allow time for this sale to be included in a larger transaction. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits of $1.6 million would accrue to the Company. The nonaccrual balances in this table as of December 31, 2024, are also reflected in the substandard loan totals.

Interest which would have been earned on loans classified as non-accrual at December 31, 2024 and 2023, was $1.1 million and $738,000, respectively. No income on non-accrual loans was recognized during 2024 or 2023. In 2024, $1.0 million of REBL, $161,000 of direct leasing, $130,000 of SBL commercial real estate, $38,000 of SBL non-real estate, and $14,000 of IBLOC were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In 2023, $89,000 of legacy commercial real estate, $89,000 of SBL commercial real estate, $44,000 of SBL non-real estate, $13,000 of IBLOC, and $110,000 of direct leasing were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. In the third quarter of 2024 $815,000 of interest was reversed from interest income as a result of REBL loan modifications. In the fourth quarter of 2024, approximately $1.3 million was reversed in connection with a loan sale.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

During the year to date periods ended December 31, 2024, and December 31, 2023, loans modified and related information are as follows (dollars in thousands):

	Year ended December 31, 2024					Year ended December 31, 2023
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$2,421	$—	$—	$2,421	1.27%	$651	$—	$651	0.47%
SBL commercial mortgage	3,255	—	—	3,255	0.49%	—	—	—	—
Direct lease financing	—	—	2,477	2,477	0.35%	—	127	127	0.02%
Real estate bridge lending(1)	—	67,575	—	67,575	3.20%	—	12,300	12,300	0.62%
Total	$5,676	$67,575	$2,477	$75,728	1.24%	$651	$12,427	$13,078	0.24%

(1) For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024. The $12.3 million REBL shown for 2023 was repaid on January 2, 2025 without loss of principal.

The following table shows an analysis of loans that were modified during the year to date periods ended December 31, 2024, and December 31, 2023 presented by loan classification (dollars in thousands):

	Year ended December 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,022	$1,022	$1,399	$2,421
SBL commercial mortgage	—	—	—	—	—	3,255	3,255
Direct lease financing	—	2,477	—	—	2,477	—	2,477
Real estate bridge lending(1)	—	—	—	—	—	67,575	67,575
	$—	$2,477	$—	$1,022	$3,499	$72,229	$75,728

	Year ended December 31, 2023
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$156	$156	$495	$651
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	127	127	—	127
Real estate bridge lending(1)	—	—	—	—	—	12,300	12,300
	$—	$—	$—	$283	$283	$12,795	$13,078

(1) For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024. While the borrower for the $12.3 million REBL shown for 2023 ceased making payments in 2024, the loan was repaid on January 2, 2025 without loss of principal.

The following table describes the financial effect of the modifications made during the year to date periods ended December 31, 2024, and December 31, 2023 (dollars in thousands):

	Year ended December 31, 2024			Year ended December 31, 2023
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(2)
SBL non-real estate	—	—	1.27%	—	—	0.47%
SBL commercial mortgage	—	—	0.49%	—	—	—
Direct lease financing	—	12.0	—	—	3.0	—
Real estate bridge lending(1)	1.08%	—	1.28%	—	12.0	—

(1) For the year ended December 31, 2024, the “as is” weighted average LTV of the real estate bridge lending balances was less than 73%, and the “as stabilized” LTV was approximately 63% based upon recent appraisals. “As stabilized” LTVs reflect the third-party appraiser’s estimated value after the rehabilitation is complete. The balances for both periods were also classified as either special mention or substandard as of December 31, 2024.

(2) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified as of either December 31, 2024 or 2023.

As of December 31, 2024, there were $75.7 million of loans classified as modified with specific reserves of $768,000, while there were $13.1 million of loans classified as modified as of December 31, 2023 with specific reserves of $127,000.

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

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. Increases in substandard loans do not necessarily require increased provisions for credit losses or allowance allocations on the basis of loan-to-value and other considerations based upon assessments by the loan review department which is independent of the lending lines. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$46,766	$74,772	$27,794	$18,103	$5,321	$5,353	$—	$178,109
Special mention	—	—	—	—	—	130	—	130
Substandard	—	2,437	2,480	1,234	573	1,097	—	7,821
Total SBL non-real estate	46,766	77,209	30,274	19,337	5,894	6,580	—	186,060

SBL commercial mortgage
Pass	140,314	84,538	130,233	84,026	58,524	140,165	—	637,800
Special mention	—	—	528	1,104	—	7,690	—	9,322
Substandard	—	—	1,380	4,942	163	4,104	—	10,589
Total SBL commercial mortgage	140,314	84,538	132,141	90,072	58,687	151,959	—	657,711

SBL construction
Pass	12,392	13,846	2,899	3,609	—	—	—	32,746
Substandard	—	—	—	1,229	—	710	—	1,939
Total SBL construction	12,392	13,846	2,899	4,838	—	710	—	34,685

Direct lease financing
Non-rated	5,184	—	—	—	—	—	—	5,184
Pass	271,791	193,663	136,601	45,594	15,846	4,269	—	667,764
Special mention	1,866	2,294	2,618	1,783	73	83	—	8,717
Substandard	3,892	6,657	6,462	1,733	92	52	—	18,888
Total direct lease financing	282,733	202,614	145,681	49,110	16,011	4,404	—	700,553

SBLOC
Non-rated	—	—	—	—	—	—	3,466	3,466
Pass	—	—	—	—	—	—	1,012,418	1,012,418
Total SBLOC	—	—	—	—	—	—	1,015,884	1,015,884

IBLOC
Pass	—	—	—	—	—	—	547,196	547,196
Substandard	—	—	—	—	—	—	938	938
Total IBLOC	—	—	—	—	—	—	548,134	548,134

Advisor financing
Pass	84,414	84,908	54,064	22,560	18,588	—	—	264,534
Special mention	—	—	1,021	8,341	—	—	—	9,362
Total advisor financing	84,414	84,908	55,085	30,901	18,588	—	—	273,896

Real estate bridge loans
Pass	432,609	418,326	761,331	278,031	—	—	—	1,890,297
Special mention(1)	16,913	—	36,318	31,153	—	—	—	84,384
Substandard(1)	54,485	—	55,947	23,928	—	—	—	134,360
Total real estate bridge lending	504,007	418,326	853,596	333,112	—	—	—	2,109,041

Other loans
Non-rated	455,331	—	—	—	—	10,394	—	465,725
Pass	66,267	163	256	351	2,606	37,133	1,381	108,157
Special mention	—	—	—	—	—	232	—	232
Substandard	213	—	—	—	—	—	—	213
Total other loans(2)	521,811	163	256	351	2,606	47,759	1,381	574,327

	$1,592,437	$881,604	$1,219,932	$527,721	$101,786	$211,412	$1,565,399	$6,100,291

Unamortized loan fees and costs	—	—	—	—	—	—	—	13,337
Total								$6,113,628

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

(2) Included in Other loans are $8.6 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of December 31, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$507	$—	$—	$—	$—	$—	$—	$507
Pass	47,066	32,512	26,919	9,662	4,334	5,357	—	125,850
Special mention	460	—	258	1,101	119	337	—	2,275
Substandard	—	495	632	564	250	562	—	2,503
Total SBL non-real estate	48,033	33,007	27,809	11,327	4,703	6,256	—	131,135

SBL commercial mortgage
Pass	128,375	138,281	93,399	67,635	58,550	98,704	—	584,944
Special mention	375	—	10,764	—	595	1,363	—	13,097
Substandard	—	—	—	452	1,853	1,928	—	4,233
Total SBL commercial mortgage	128,750	138,281	104,163	68,087	60,998	101,995	—	602,274

SBL construction
Pass	2,848	5,966	1,877	927	4,534	—	—	16,152
Special mention	—	—	3,090	—	—	—	—	3,090
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	2,848	5,966	7,642	927	4,534	710	—	22,627
	.
Direct lease financing
Non-rated	1,273	—	—	—	—	—	—	1,273
Pass	302,362	221,768	92,945	37,664	17,469	4,349	—	676,557
Special mention	—	666	202	125	146	—	—	1,139
Substandard	135	3,898	1,998	372	184	101	—	6,688
Total direct lease financing	303,770	226,332	95,145	38,161	17,799	4,450	—	685,657

SBLOC
Non-rated	—	—	—	—	—	—	3,261	3,261
Pass	—	—	—	—	—	—	977,158	977,158
Total SBLOC	—	—	—	—	—	—	980,419	980,419

IBLOC
Pass	—	—	—	—	—	—	646,230	646,230
Substandard	—	—	—	—	—	—	636	636
Total IBLOC	—	—	—	—	—	—	646,866	646,866

Advisor financing
Pass	92,273	63,083	40,994	24,321	—	—	—	220,671
Special mention	—	—	—	941	—	—	—	941
Total advisor financing	92,273	63,083	40,994	25,262	—	—	—	221,612

Real estate bridge loans
Pass	397,073	1,013,199	461,474	—	—	—	—	1,871,746
Special mention	—	59,423	16,913	—	—	—	—	76,336
Substandard	—	—	51,700	—	—	—	—	51,700
Total real estate bridge lending	397,073	1,072,622	530,087	—	—	—	—	1,999,782

Other loans
Non-rated	2,555	—	—	—	—	11,513	—	14,068
Pass	165	260	363	2,609	2,314	40,101	1,593	47,405
Special mention	—	—	—	—	—	362	—	362
Substandard	—	—	—	—	—	132	—	132
Total other loans(1)	2,720	260	363	2,609	2,314	52,108	1,593	61,967

Total	$975,467	$1,539,551	$806,203	$146,373	$90,348	$165,519	$1,628,878	$5,352,339

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,800
Total								$5,361,139

(1) Included in Other loans are $11.3 million of SBA loans purchased for CRA purposes as of December 31, 2023. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

A description of major loan categories is as follows.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long- or short- term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the vast majority of these loans have been reimbursed by the U.S. government, with $1.5 million remaining to be reimbursed as of December 31, 2024. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are collateralized by those properties. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. The Bancorp has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rentals stabilized for an extended period, before being refinanced at lower rates through U.S. Government Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which the Company considers to be working class apartments at more affordable rental rates.

Consumer fintech loans. Consumer fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. The majority of secured credit card balances are collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Fee income for consumer fintech loans is reflected in the “Consumer credit fintech fees” line of the income statement. As a result of credit enhancements on consumer fintech loans, $19.6 million of related charge-offs correlated with $19.6 million of non-interest income. Year-to-date through February 28, 2025, $28.6 million of delinquent consumer fintech loans were fully participated and no charge-offs were recorded.

Other loans. Other loans include commercial and HELOC which the Company generally no longer offers.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL in the liability account as of December 31, 2024 was $2.0 million.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (dollars in thousands):

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs(1)	(708)	—	—	(4,575)	—	—	—	(19,619)	(18)	—	(24,920)
Recoveries	229	—	—	318	—	—	—	—	1	—	548
Provision (credit)(1)	(608)	383	57	6,928	382	392	1,863	19,619	(78)	—	28,938
Ending balance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$—	$450	$—	$31,944

Ending balance: Individually evaluated for expected credit loss	$403	$1,039	$118	$2,377	$413	$—	$—	$—	$—	$—	$4,350

Ending balance: Collectively evaluated for expected credit loss	$4,569	$2,164	$224	$10,748	$782	$2,054	$6,603	$—	$450	$—	$27,594

Loans:
Ending balance	$190,322	$662,091	$34,685	$700,553	$1,564,018	$273,896	$2,109,041	$454,357	$111,328	$13,337	$6,113,628

Ending balance: Individually evaluated for expected credit loss	$2,693	$4,885	$1,585	$6,026	$503	$—	$12,300	$—	$219	$—	$28,211

Ending balance: Collectively evaluated for expected credit loss	$187,629	$657,206	$33,100	$694,527	$1,563,515	$273,896	$2,096,741	$454,357	$111,109	$13,337	$6,085,417

(1) Lending agreements related to consumer fintech loans had certain provisions accounted for as freestanding credit enhancements which resulted in the company recording a $19.6 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$50,638	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$50,276	$8,800	$5,349,307

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

A summary of the Company’s 2024 net charge-offs, classified by the year of the related loan origination, is as follows (dollars in thousands):

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
SBL non-real estate
Current period charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$(708)
Current period recoveries	—	7	—	7	63	152	229
Current period SBL non-real estate net charge-offs	(14)	(46)	(149)	(94)	(257)	81	(479)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	(4,575)
Current period recoveries	—	39	177	85	8	9	318
Current period direct lease financing net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	(4,257)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	(19,619)	(6)	—	—	—	(12)	(19,637)
Current period recoveries	—	—	—	—	—	1	1
Current period other loans net charge-offs	(19,619)	(6)	—	—	—	(11)	(19,636)

Total
Current period charge-offs	(19,636)	(803)	(2,888)	(1,116)	(381)	(96)	(24,920)
Current period recoveries	—	46	177	92	71	162	548
Current period net charge-offs	$(19,636)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$(24,372)

A summary of the Company’s 2023 net charge-offs, classified by the year of the related loan origination, is as follows (dollars in thousands):

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2024, or December 31, 2023. In 2024, the Company purchased $46.7 million of SBLs, none of which were credit deteriorated. Additionally, in 2024 the Company participated in SBLs with other institutions in the amount of $19.7 million. On December 31, 2024 the Company sold $82 million of REBL loans.

The scheduled undiscounted cash flows of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (dollars in thousands):

2025	$216,481
2026	160,674
2027	125,350
2028	56,851
2029	18,977
2030 and thereafter	3,006
Total undiscounted cash flows	581,339
Residual value(1)	220,342
Difference between undiscounted cash flows and discounted cash flows	(101,128)
Present value of lease payments recorded as lease receivables	$700,553

(1) Of the $220,342,000, $48,295,000 is not guaranteed by the lessee or other guarantors.

The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulties (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the ACL for deficiencies between estimated collateral and loan carrying values. During the twelve months ended December 31, 2024, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles, or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	—	—
Other loans	853	76	178	132	1,239	49,399	50,638
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

(1) The $12.3 million shown in the non-accrual column for real estate bridge loans was repaid on January 2, 2025 without loss of principal. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard.

Note F—Premises and Equipment

Premises and equipment are as follows (dollars in thousands):

		December 31,
	Estimated
	useful lives	2024	2023
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	2 to 12 years	60,503	58,068
Leasehold improvements	6 to 15 years	20,820	20,254
		86,491	83,490
Accumulated depreciation		(58,925)	(56,016)
		$27,566	$27,474

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $4.2 million, $3.1 million and $2.9 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2024 and December 31, 2023.

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

The following table shows the Company’s remaining interest in the CRE-2 security, which represents a single security purchased by the Company in the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral (dollars in thousands).

	December 31, 2024
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs(1)	VIEs	involvement	VIEs(2)
Commercial mortgage-backed securities
CRE2(3)	$24,450	$—	$24,450	$3,462
CRE3	1,939	—	1,939	—
CRE4	261	—	261	—
CRE5	12,991	—	12,991	—

	December 31, 2023
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs(1)	VIEs	involvement	VIEs
Commercial mortgage-backed securities
CRE2	$40,743	$—	$40,743	$12,574
CRE3	1,939	—	1,939	—
CRE4	821	—	821	—
CRE5	14,138	—	14,138	—

(1) Consists of notes backed by commercial loans predominantly secured by real estate.

(2) For securities purchased from securitizations which comprise the Company's interest: CRE2 was non-rated at issuance. As of December 31, 2024, CRE2 is valued by discounted cash flow analysis.

(3) Remaining collateral is comprised of a loan on a suburban office building. While the estimated value of this source of repayment exceeds the amount to be repaid to the Company, there can be no assurance that the Company's interest will be fully repaid or as to the timing of repayment. See “ Note E—Loans”.

Note I—Debt

1.Short-term borrowings

The Bank has overnight borrowing capacity with the FHLB of Des Moines which amounted to $1.02 billion at December 31, 2024, collateralized by loans. The Bank also had a $1.99 billion line with the Federal Reserve as of that date, also collateralized by loans. Borrowings under these arrangements have been made with one day terms at rates which vary daily. As of December 31, 2024, the Bank did not have any borrowings outstanding on these lines. The details for such daily borrowings are presented below:

	As of or for the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	44,220	5,739	60,312
Maximum month-end balance	455,000	450,000	495,000
Weighted average rate during the year	5.58%	4.72%	2.55%
Rate at December 31	—	—	—

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$—	$42	$42
Average during the year	3	41	41
Maximum month-end balance	—	42	42
Weighted average rate during the year	—	—	—
Rate at December 31	—	—	—

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

As of December 31, 2024, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

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

Note J—Shareholders’ Equity

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $40.0 million, $60.0 million, $100.0 million, and $250.0 million respectively, in 2021, 2022, 2023 and 2024 with $150.0 million planned for 2025. The planned amounts of such repurchases are determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $2.4 million, $2.3 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2024, 2023 and 2022. The actuarial assumptions as of December 31, 2024, 2023 and 2022 reflected respective discount rates of 5.11%, 4.56% and 4.73% with a monthly benefit of $25,000. Projected payouts for years one, two, three, four, and five are $300,000, $281,000, $267,000, $252,000, and $236,000, respectively, and $912,000 for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2021. The Company’s related expense was $300,000, $300,000 and $300,000, respectively, for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the Company had accrued $3.0 million for potential future payouts.

Note L—Income Taxes

The Company operates in the United States and is subject to corporate net income taxes for federal and state purposes. The components of income tax expense included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2024	2023	2022
	(Dollars in thousands)
Current tax provision
Federal	$54,569	$55,314	$29,994
State	17,730	14,845	11,837
	72,299	70,159	41,831
Deferred tax provision (benefit)
Federal	2,272	(4,925)	5,206
State	45	(756)	664
	2,317	(5,681)	5,870
	$74,616	$64,478	$47,701

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2024, 2023 and 2022, are as follows:

	For the years ended
	December 31,
	2024	2023	2022
	(Dollars in thousands)

Computed tax expense at statutory rate	$61,353	$53,923	$37,410
State taxes	12,011	10,885	9,499
Tax-exempt interest income	(766)	(459)	(480)
Meals and entertainment	57	82	6
Civil money penalty	—	—	368
Other net nondeductible (deductible) items	1,281	(49)	(22)
Other	680	96	920
	$74,616	$64,478	$47,701

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$8,526	$9,874
Non-accrual interest	1,993	3,408
Deferred compensation	747	734
Nonqualified stock options	1,623	1,523
Capital loss limitations	5,701	6,280
Tax deductible goodwill	682	713
Operating lease liabilities	5,515	4,618
Unrealized losses on investment securities available-for-sale	5,909	6,509
Fair value adjustment to investments	44	802
Deferred income	225	—
Other	1,000	178
Total gross deferred tax assets	31,965	34,639
Federal and state valuation allowance	(5,701)	(6,280)
Deferred tax liabilities:
Depreciation	2,140	2,771
Right of use asset	5,250	4,369
Total deferred tax liabilities	7,390	7,140
Net deferred tax asset	$18,874	$21,219

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. If that threshold is not met, a valuation allowance is established against the deferred tax asset. The federal and state valuation allowance at December 31, 2024 and 2023, respectively, was $5.7 million and $6.3 million and resulted from Walnut Street assets, primarily because related capital losses will likely be non-deductible. Walnut Street reflected the Bank’s prior investment in an entity through which a portion of its discontinued loan portfolio was sold.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2024	2023	2022
	(in thousands)
Beginning balance at January 1	$—	$—	$338
Decreases in tax provisions for prior years	—	—	(338)
Gross unrecognized tax benefits at December 31	$—	$—	$—

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2024. The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2021 remain subject to examination by the federal authorities, and 2020 and after remain subject to examination by most state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

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

At December 31, 2024, the Company had three active stock-based compensation plans: The Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) The Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and The Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Plan”).

The 2024 Plan was adopted in May 2024. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2024 Plan. Terms of options granted under the 2024 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 2,370,000 shares of common stock were reserved for issuance under the 2024 Plan. RSUs may also be granted under the 2024 Plan, with conditions similar to those for options.

The 2020 Plan was adopted in May 2020. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2020 Plan. Terms of options granted under the 2020 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 3,300,000 shares of common stock were reserved for issuance under the 2020 Plan, but none remain. RSUs may have also been granted under the 2020 Plan, with conditions similar to those for options.

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

During 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. During 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. During 2022, the Company granted 100,000 stock options with a vesting period of four years and a weighted average grant-date fair value of $14.01. There were no common stock options exercised in 2024. The total stock options exercised in 2023 and 2022 were 13,158 and 58,531, respectively.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
	(Dollars in thousands except per share data)

Outstanding at January 1, 2024	622,677	$15.35	6.90	$14,453,641
Granted	45,616	43.89	9.12	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2024	668,293	17.30	6.12	23,613,391
Exercisable at December 31, 2024	504,497	$12.00	5.58	$20,499,784

A summary of the Company’s non-vested options under the Equity Plans as of December 31, 2024, and changes during 2024, is presented below:

		Weighted-average
		grant date
	Options	fair value
Non-Vested at January 1, 2024	257,573	$10.49
Granted	45,616	21.92
Vested	(139,393)	7.46
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2024	163,796	$16.26

The Company granted 390,305 RSUs in 2024, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in 2024 had a fair value of $42.87 per unit. The Company granted 547,556 RSUs in 2023, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in 2023 had a fair value of $35.00 per unit. The Company granted 260,693 RSUs in 2022, of which 219,311 have a vesting period of three years and 41,382 had a vesting period of one year. At issuance, the 260,693 RSUs granted in 2022 had a fair value of $28.61 per unit.

A summary of the Company’s RSUs is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2024	752,255	$32.53	1.66
Granted	390,305	42.87	1.96
Vested	(345,390)	30.39	—
Forfeited	(2,784)	32.32	—
Outstanding at December 31, 2024	794,386	$38.29	1.44

There were 345,390 options exercised and RSUs vested in 2024, 470,149 options exercised and RSUs vested in 2023 and 641,320 options exercised and RSUs vested in 2022. The total intrinsic value of the options exercised and RSUs vested in 2024, 2023 and 2022 was $14.8 million, $16.8 million and $15.7 million, respectively. The total issuance date fair value of options that were exercised and RSUs which vested during the years ended December 31, 2024, 2023, 2022, was $10.5 million, $6.4 million, and $6.1 million, respectively.

As of December 31, 2024, there was a total of $19.1 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.2 years. Related compensation expense for the years ended December 31, 2024, 2023 and 2022 was $15.0 million, $11.4 million and $7.6 million respectively, and the related tax benefits recognized were $3.2 million, $2.4 million and $1.6 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.17%	3.67%	1.94%
Expected dividend yield	—	—	—
Expected volatility	44.76%	45.21%	45.10%
Expected lives (years)	6.3	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, stock-based compensation expense for the year ended December 31, 2024 is based on awards that are ultimately expected to vest. As only one individual has outstanding options, the Company estimates outstanding lives utilizing acceptable expedients in lieu of forfeiture history.

Note N—Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of December 31, 2024 and December 31, 2023, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2024, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features. At December 31, 2024 and 2023, loans to these related parties amounted to $6.9 million and $5.7 million, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $4,800 in 2024, $174,000 in 2023 and $1.5 million in 2022 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities. The lease for its Wilmington, Delaware operations facility and its Crofton, Maryland business leasing office expire in 2028 and 2025, respectively. The lease for its Westmont (suburban Chicago), Illinois SBL office will expire in 2026. The occupied New York and Norristown sites are, respectively, loan administration and leasing offices, and the leases will expire in 2035 and 2028, respectively. The Memphis, Tennessee SBL office lease will expire in 2025. The Morrisville, North Carolina SBL loan office lease will expire in 2027. The Company also has leases for SBL and leasing business development offices in Utah that will expire in 2028. The Company’s lease in South Dakota for its prepaid and debit card division will expire in 2038.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (dollars in thousands):

Year ending December 31,

2025	$4,189
2026	4,148
2027	4,150
2028	2,685
2029	2,000
Thereafter	17,841
$35,013

Rent and related expense for the years ended December 31, 2024, 2023 and 2022 were approximately $5.4 million, $4.3 million and $3.7 million net of sublease rentals of approximately $406,000, $406,000 and $406,000, respectively.

2. Legal Proceedings

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but the motion was denied and the case is in the midst of the first phase of discovery. The Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a First Amended Complaint wherein Cachet, among other things, withdraws its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties. As to the Bank, Cachet seeks approximately $150 million in damages, an accounting and disallowance of the Bank’s proof of claim. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. On September 12, 2024, the Bank’s partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims was denied on procedural grounds and without reaching the issues the Bank raised in its partial motion to dismiss. On October 31, 2024, Cachet filed its Second Amended Complaint, which as related to the Bank, is substantially similar to the First Amended Complaint; however, the Second Amended Complaint seeks only “damages in amount to be proven at trial” whereas the First Amended Complaint sought “damages in amount to be proven but in no event less than $150 million.” The Bank is vigorously defending against the Second Amended Complaint. In furtherance of such a defense, on December 17, 2024, the Bank filed its partial motion to dismiss the Second Amended Complaint. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,973,937	$1,785,050
Standby letters of credit	1,698	1,698
	$1,975,635	$1,786,748

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

ASC 820 establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets classified as level 3 are only classified as such, when the observable inputs discussed above are not available, often as a result of thinly traded markets. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no transfers between levels in 2024 and 2023. or fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve, had recorded values of $570.1 million and $1.04 billion at December 31, 2024 and 2023, respectively, which approximated fair values.

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

Deposits (comprised of interest and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short-term borrowings outstanding at December 31, 2024 and December 31, 2023.

Time deposits, when outstanding, senior debt and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were no time deposits outstanding at December 31, 2024 and December 31, 2023.

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

	December 31, 2024
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
Accrued interest receivable	41,713	41,713	—	41,713	—
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Accrued interest payable	2,612	2,612	—	2,612	—

	December 31, 2023
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Accrued interest receivable	37,534	37,534	—	37,534	—
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Other long-term borrowings	38,561	38,561	—	38,561	—
Securities sold under agreements to repurchase	42	42	42	—	—
Accrued interest payable	1,060	1,060	—	1,060	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$29,962	$—	$29,962	$—
Asset-backed securities	214,499	—	214,499	—
Obligations of states and political subdivisions	35,620	—	35,620	—
Residential mortgage-backed securities	433,419	—	433,419	—
Collateralized mortgage obligation securities	26,152	—	26,152	—
Commercial mortgage-backed securities	763,208	—	759,746	3,462
Total investment securities, available-for-sale	1,502,860	—	1,499,398	3,462
Commercial loans, at fair value	223,115	—	—	223,115
	$1,725,975	$—	$1,499,398	$226,577

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	.
Investment securities, available-for-sale
U.S. Government agency securities	$33,886	$—	$33,886	$—
Asset-backed securities	325,353	—	325,353	—
Obligations of states and political subdivisions	47,237	—	47,237	—
Residential mortgage-backed securities	160,767	—	160,767	—
Collateralized mortgage obligation securities	34,038	—	34,038	—
Commercial mortgage-backed securities	146,253	—	134,182	12,071
Total investment securities, available-for-sale	747,534	—	735,463	12,071
Commercial loans, at fair value	332,766	—	—	332,766
Interest rate swaps, asset	285	—	285	—
	$1,080,585	$—	$735,748	$344,837

The Company’s Level 3 asset activity for the categories shown for the years 2024 and 2023 is as follows (dollars in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Beginning balance	$12,071	$20,023	$332,766	$589,143
Transfers to OREO	—	—	(2,863)	(2,686)
Total net gains or (losses) (realized/unrealized)
Included in earnings	—	—	3,016	3,869
Included in earnings (included in credit loss)	—	(10,000)	—	—
Included in other comprehensive income (loss)	503	2,048	—	—
Purchases, advances, sales and settlements
Advances	—	—	—	134,256
Settlements	(9,112)	—	(109,804)	(391,816)
Ending balance	$3,462	$12,071	$223,115	$332,766

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$(683)	$(3,085)

The Company’s OREO activity is summarized below (dollars in thousands) as of the dates indicated:

	December 31, 2024	December 31, 2023
Beginning balance	$16,949	$21,210
Transfer from loans, net	42,120	—
Transfer from commercial loans, at fair value	2,863	2,686
Advances	1,695	—
Write-downs	—	(1,147)
Sales	(1,602)	(5,800)
Ending balance	$62,025	$16,949

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2024	Valuation techniques	Unobservable inputs	December 31, 2024	December 31, 2024

Commercial mortgage-backed investment
security(1)	$3,462	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial - SBA(2)	89,902	Discounted cash flow	Discount rate	6.77%	6.77%
Non-SBA commercial real estate(3)	133,213	Discounted cash flow and appraisal	Discount rate	6.80%-11.50%	8.77%
Commercial loans, at fair value	223,115

OREO(4)	62,025	Appraised value	N/A	N/A	N/A

	Fair value at			Range at	Weighted average at
Level 3 instruments only	December 31, 2023	Valuation techniques	Unobservable inputs	December 31, 2023	December 31, 2023

Commercial mortgage-backed investment
security	$12,071	Discounted cash flow	Discount rate	14.00%	14.00%

Commercial - SBA	119,287	Discounted cash flow	Discount rate	7.46%	7.46%
Non-SBA commercial real estate - fixed	162,674	Discounted cash flow and appraisal	Discount rate	8.00%-12.30%	8.76%
Non-SBA commercial real estate - floating	50,805	Discounted cash flow	Discount rate	9.30%-16.50%	14.19%
Commercial loans, at fair value	332,766

OREO	16,949	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are sensitive to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated using the discount rate for each individual security or loan weighted by its par value, except for SBA loans. For SBA loans, traders’ pricing indications based on loan seasoning were weighted. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the value of subordinated debentures are a disclosure item, without impact on the financial statements. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are also a disclosure item, without impact on the financial statements. The notes below refer to the December 31, 2024 table.

(1) Commercial mortgage-backed investment security, consisting of a single bank-issued CRE security, is valued using discounted cash flow analysis. The discount rate and prepayment rate applied are based upon market observations and actual experience for comparable securities and implicitly assume market averages for defaults and loss severities. The CRE-2 security has significant credit enhancement, or protection from other subordinated tranches in the issue, which limits the valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce its value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in loss experience could also change the interest earned on this holding in future periods and impact its fair value. As a single security, the weighted average rate shown is the actual rate applied to the CRE-2 security. For additional information related to this security see “Note E—Loans”.

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

(3) Non-SBA commercial real estate – These loans are primarily bridge loans designed to provide property owners time and funding for property improvements. They are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(4) For OREO, fair value is based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2024 and 2023 are summarized below (dollars in thousands). The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors), and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values.

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans with specific reserves(1)	$6,587	$—	$—	$6,587
OREO	62,025	—	—	62,025
	$68,612	$—	$—	$68,612

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans with specific reserves(1)	$8,944	$—	$—	$8,944
OREO	16,949	—	—	16,949
	$25,893	$—	$—	$25,893

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At December 31, 2024, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $6.6 million. To arrive at that fair value, related loan principal of $10.9 million was reduced by specific allowances of $4.3 million within the ACL, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific allowance and decreasing principal. At December 31, 2023, principal on loans individually evaluated for an ACL, that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $8.9 million. To arrive at that fair value, related loan principal of $11.8 million was reduced by specific allowances of $2.9 million within the ACL, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

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
	(Dollars in thousands)
As of December 31, 2024
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$840,139	14.46%	$464,739	>=8.00	N/A	N/A
The Bancorp Bank, National Association	921,743	15.87%	464,596	8.00	580,745	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	806,167	13.88%	348,554	>=6.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.29%	348,447	6.00	464,596	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	806,167	9.41%	342,810	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	10.38%	342,164	4.00	427,705	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	806,167	13.88%	232,370	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.29%	261,335	4.50	377,484	>= 6.50%

As of December 31, 2023
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$855,599	16.23%	$421,660	>=8.00	N/A	N/A
The Bancorp Bank, National Association	941,646	17.92%	420,430	8.00	525,538	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	316,245	>=6.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	315,323	6.00	420,430	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	825,597	11.19%	295,246	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	12.37%	294,736	4.00	368,420	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	210,830	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	236,492	4.50	341,600	>= 6.50%

As of December 31, 2024, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

Note S—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2024	2023
	(Dollars in thousands)
Assets
Cash and due from banks	$10,650	$8,895
Investment in subsidiaries	871,388	893,328
Other assets	21,107	16,550
Total assets	$903,145	$918,773

Liabilities and stockholders' equity
Other liabilities	$3,747	$2,232
Senior debt	96,214	95,859
Subordinated debentures	13,401	13,401
Shareholders' equity	789,783	807,281
Total liabilities and stockholders' equity	$903,145	$918,773

Condensed Statements of Operations

	For the year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Income
Dividend income from subsidiary	$259,000	$100,000	$15,000
Other income	34	329	10
Total income	259,034	100,329	15,010

Expense
Interest on subordinated debentures	1,155	1,121	657
Interest on senior debt	4,935	5,027	5,118
Non-interest expense	15,701	12,589	8,520
Total expense	21,791	18,737	14,295
Income tax benefit	(4,568)	(3,864)	(2,999)
Equity in undistributed (loss) income of subsidiaries	(24,271)	106,840	126,499
Net income available to common shareholders	$217,540	$192,296	$130,213

Condensed Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating activities
Net income	$217,540	$192,296	$130,213
Net amortization of investment securities discounts/premiums	355	82	368
Increase in other assets	(4,557)	(3,534)	(1,692)
Increase (decrease) in other liabilities	1,515	(45)	27
Stock based compensation expense	14,983	11,392	7,592
Equity in undistributed loss (income)	24,271	(106,840)	(126,499)
Net cash used in operating activities	254,107	93,351	10,009

Financing activities
Proceeds from the exercise of common stock options	—	104	320
Redemptions of senior debt offering	—	(3,273)	—
Repurchases of common stock	(252,352)	(99,999)	(60,000)
Net cash used in financing activities	(252,352)	(103,168)	(59,680)
Net decrease in cash and cash equivalents	1,755	(9,817)	(49,671)
Cash and cash equivalents, beginning of year	8,895	18,712	68,383
Cash and cash equivalents, end of year	$10,650	$8,895	$18,712

Note T—Segment Financials

The Company’s operations can be classified under three segments: fintech, specialty finance (three sub-segments), and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. The fintech segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH proccessing and other payments related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL (real estate bridge lending) comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resouces, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income before non-interest expense allocation”. That subtotal presents income before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. It also reflects a market-based allocation of interest expense to financing segments which utilize funding from deposits generated by the fintech segment, which earns offsetting interest income. That allocation is shown in the “Interest allocation” line item. The rate utilized for the allocation corresponds to an estimated average of the three year FHLB rate. The fintech segment interest expense line item consists of interest expense actually incurred to generate its deposits, which is the Company’s actual cost of funds. That actual cost is allocated to the corporate segment which requires funding for the Company’s investment securities portfolio.

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

For the fintech segment, deposit growth and the cost thereof and non-interest income growth, are factors in the decision making process and are respectively reported in the consolidated statemens of operations. For specialty finance, loan growth and related yields are factors in decision making. Comparative loan balance information measuring loan growth is presented in Note-E Loans. In addition to consideration of the above profitability and growth aspects of its operations, decision making is focused on the management of current and future potential risks. Such risks include, but are not limited to, credit, interest rate, liquidity, regulatory, and reputation. The loan committee provides support and oversight for credit risk, while the asset liability committee provides support and oversight over pricing, duration and liquidity. The risk committee provides further oversight over those and others including regulatory, reputation and other risks.

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the year ended December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$214	$207,062	$121,522	$124,490	$98,304	$551,592
Interest allocation	261,484	(98,064)	(69,942)	(69,960)	(23,518)	—
Interest expense	156,271	—	3,962	35	15,083	175,351
Net interest income	105,427	108,998	47,618	54,495	59,703	376,241
Provision for credit losses(1)	19,619	2,159	763	6,416	(1,615)	27,342
Non-interest income(1)	136,542	3,264	211	5,541	924	146,482
Direct non-interest expense
Salaries and employee benefits	15,577	3,996	9,659	18,323	84,042	131,597
Data processing expense	1,552	169	2,329	7	1,609	5,666
Software	486	104	2,962	1,777	12,584	17,913
Other	9,203	4,719	2,093	7,698	24,336	48,049
Income before non-interest expense allocations	195,532	101,115	30,023	25,815	(60,329)	292,156
Non-interest expense allocations
Risk, financial crimes, and compliance	26,922	2,177	3,017	4,921	(37,037)	—
Information technology and operations	13,732	723	5,993	7,444	(27,892)	—
Other allocated expenses	15,814	3,021	6,574	7,070	(32,479)	—
Total non-interest expense allocations	56,468	5,921	15,584	19,435	(97,408)	—
Income before taxes	139,064	95,194	14,439	6,380	37,079	292,156
Income tax expense	35,516	24,312	3,688	1,629	9,471	74,616
Net income	$103,548	$70,882	$10,751	$4,751	$27,608	$217,540

(1) In 2024, lending agreements related to consumer fintech loans had certain charge-offs accounted for as freestanding credit enhancements which resulted in the Company recording a $19.6 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the year ended December 31, 2023 as restated
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$110	$194,419	$136,069	$102,596	$76,313	$509,507
Interest allocation	264,820	(97,941)	(84,807)	(68,487)	(13,585)	—
Interest expense	139,500	507	4,355	—	11,093	155,455
Net interest income	125,430	95,971	46,907	34,109	51,635	354,052
Provision for credit losses	—	1,529	(25)	7,222	9,604	18,330
Non-interest income	99,376	6,037	760	6,881	(960)	112,094
Direct non-interest expense
Salaries and employee benefits	13,666	3,607	9,680	16,480	77,622	121,055
Data processing expense	1,309	153	2,358	5	1,622	5,447
Software	552	99	2,951	1,341	12,406	17,349
Other	9,554	3,693	1,923	8,310	23,711	47,191
Income before non-interest expense allocations	199,725	92,927	30,780	7,632	(74,290)	256,774
Non-interest expense allocations
Risk, financial crimes, and compliance	25,803	1,221	1,741	2,473	(31,238)	—
Information technology and operations	13,189	805	6,928	6,488	(27,410)	—
Other allocated expenses	11,598	2,284	5,895	5,928	(25,705)	—
Total non-interest expense allocations	50,590	4,310	14,564	14,889	(84,353)	—
Income before taxes	149,135	88,617	16,216	(7,257)	10,063	256,774
Income tax expense	37,449	22,252	4,072	(1,822)	2,527	64,478
Net income (loss)	$111,686	$66,365	$12,144	$(5,435)	$7,536	$192,296

	For the year ended December 31, 2022 as restated
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$113	$108,934	$89,623	$74,834	$34,791	$308,295
Interest allocation	205,174	(73,050)	(82,414)	(49,326)	(384)	—
Interest expense	42,883	1,004	2,079	—	13,488	59,454
Net interest income	162,404	34,880	5,130	25,508	20,919	248,841
Provision for credit losses	—	2,056	659	2,593	1,800	7,108
Non-interest income	86,313	11,494	98	5,200	2,578	105,683
Direct non-interest expense
Salaries and employee benefits	11,553	1,974	8,953	14,440	68,448	105,368
Data processing expense	1,018	157	2,164	5	1,628	4,972
Software	555	99	2,600	1,233	11,724	16,211
Other	9,463	1,816	2,182	7,457	22,033	42,951
Income before non-interest expense allocations	226,128	40,272	(11,330)	4,980	(82,136)	177,914
Non-interest expense allocations
Risk, financial crimes, and compliance	23,466	1,035	1,474	2,089	(28,064)	—
Information technology and operations	12,263	797	5,805	5,247	(24,112)	—
Other allocated expenses	11,212	2,150	4,902	5,388	(23,652)	—
Total non-interest expense allocations	46,941	3,982	12,181	12,724	(75,828)	—
Income (loss) before taxes	179,187	36,290	(23,511)	(7,744)	(6,308)	177,914
Income tax expense (benefit)	48,042	9,730	(6,304)	(2,076)	(1,691)	47,701
Net income (loss)	$131,145	$26,560	$(17,207)	$(5,668)	$(4,617)	$130,213

	December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$518,371	$2,300,817	$1,855,016	$1,676,241	$2,377,098	$8,727,543
Total liabilities	$6,885,456	$2,116	$434,283	$8,309	$607,596	$7,937,760

	December 31, 2023 as restated
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$42,769	$2,208,030	$1,867,702	$1,468,654	$2,118,540	$7,705,695
Total liabilities	$6,412,911	$3,258	$186,503	$9,718	$286,024	$6,898,414

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, the Company’s independent registered public accounting firm, as stated in their report dated March 3, 2025 below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp. Inc.

Wilmington, Delaware

Opinion on Internal Control over Financial Reporting

We have audited The Bancorp, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated March 3, 2025 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CROWE LLP

Washington, D.C

March 3, 2025

ITEM 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) and is incorporated by reference herein.

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

The Company has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that applies to all officers, directors, employees, consultants and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of NASDAQ. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2024 and 2023

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2024

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2024

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2024

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1.1

Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 15, 2004)

3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)
3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 1, 2022)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed September 28, 2004)
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
10.1.2+ 10.2+

First Amendment to The Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)

The Bancorp, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2024)

10.3+ 10.4

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024)

10.5+	The Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.6+	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.7+	Form on Non-Qualified Stock Option Award (non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.8+	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2020)
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated March 8, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 8, 2024)
19.1*	Insider Trading Policy

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
23.1*	Consent of Crowe LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.0	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.0 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Labels Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.INS**	Inline XBRL Instance Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025 is formatted in Inline XBRL.

*	Filed herewith.
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

The Bancorp, Inc.
March 3, 2025	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	March 3, 2025
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ Paul Frenkiel	Chief Financial Officer and Secretary	March 3, 2025
PAUL FRENKIEL	(principal financial and accounting officer)
/s/ James J. McEntee III	Director	March 3, 2025
JAMES J. MCENTEE III

/s/ Matthew Cohn	Director	March 3, 2025
MATTHEW COHN

/s/ William H. Lamb	Director	March 3, 2025
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	March 3, 2025
HERSH KOZLOV

/s/ Mark Tryniski	Director	March 3, 2025
MARK TRYNISKI

/s/ Todd J. Brockman	Director	March 3, 2025
TODD J. BROCKMAN

/s/ Stephanie B. Mudick	Director	March 3, 2025
STEPHANIE B. MUDICK
/s/ Cheryl D. Creuzot	Director	March 3, 2025
CHERYL D. CREUZOT