Form 10-K/A
period 2024-12-31
Bancorp, Inc.
filed 2025-04-07
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2024 of $37.76 was approximately $1.78 billion.

As of February 24, 2025, 48,067,178 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Form 10-K/A”) amends the Annual Report on Form 10-K of The Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Form 10-K”).

Background and Effect of Revisions

As previously disclosed in the Company’s Current Report on Form 8-K dated March 4, 2025, the Audit Committee of the Company’s Board of Directors (“Audit Committee”) concluded that the financial statements for the fiscal years ended December 31, 2022 through 2024 as shown in the Original 10-K should no longer be relied upon because the Company’s independent public accounting firm, Crowe LLP (“Crowe”), did not provide final approval to include the audit opinion with respect to the fiscal year ended December 31, 2024 and the consent to the incorporation by reference of the audit report in certain registration statements that were included with the Annual Report (“Crowe’s audit report and consent”). Further, the Company’s prior independent public accounting firm, Grant Thornton LLP (“Grant Thornton”), also did not provide approval to include its audit opinion with respect to the fiscal years ended December 31, 2023 and 2022, or its consent to the incorporation by reference of its audit report in certain registration statements, in the Original 10-K (“Grant Thornton’s audit report and consent”). The Company had also not completed additional closing procedures related to the accounting for consumer fintech loans in the allowance for credit losses at the time of the filing of the Original Form 10-K. As a result, the financial statements for the fiscal year ended December 31, 2024 contained in this Form 10-K/A have been revised to reflect a reserve on the ending balance of certain consumer fintech loans. There was no impact to net income and management does not expect economic losses on these loans as a result of credit enhancements. No economic losses on these consumer fintech loans have been incurred. In addition, the Form 10-K/A includes Crowe’s audit report and consent and Grant Thornton’s audit report and consent with their approval.

Internal Control Considerations

As a result of the events described above, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2024. Management has concluded that the Company’s disclosure controls and procedures and its internal control over financial reporting were not effective as of December 31, 2024, due to material weaknesses in the design of two controls related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. See additional discussion included in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Annual Report on Form 10-K/A

This Annual Report on Form 10-K/A presents the Original Form 10-K in its entirety. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following sections in the Original Form 10-K have been revised in this Amendment:

•Part I, “Forward-looking statements”;

•Part I, Item 1. “Business”;

•Part I, Item 1A. “Risk Factors”;

•Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•Part II, Item 8. “Financial Statements and Supplementary Data”;

•Part II, Item 9A. “Controls and Procedures”; and

•Part IV, Item 15. “Exhibits and Financial Statement Schedules.”

The Registrant is also including with this Annual Report on Form 10-K/A currently dated certifications of the Registrant’s principal executive officer and principal financial officer and currently dated consents from Crowe and Grant Thornton (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2, and 23.1 and 23.2, respectively).

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

•

cybersecurity risks, including data security breaches, ransomware, malware, “denial of service” attacks and identity theft, could result in disclosure of confidential information, operational interruptions and legal and financial exposure;

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

•risks related to actual or threatened litigation;

•our ability to remediate the material weaknesses in internal control over financial reporting identified, and to subsequently maintain effective internal control over financial reporting;

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

•SBL (including SBA, at fair value) –$987.0 million (including SBA held at fair value), or approximately 16% of total loans and commercial loans, at fair value; and

•Consumer fintech loans –$454.4 million, or approximately 7% of total loans and commercial loans, at fair value.

•Other loans –$111.3 million, or approximately 2% of total loans and commercial loans, at fair value.

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

Consumer fintech loans.

The Company makes consumer fintech loans in conjunction with marketers and servicers. These loans consist of short-term extensions of credit including secured credit card loans, fixed term loans, payroll advances and others. While credit cards are secured by deposit balances, the other extensions of credit in the consumer fintech lending programs are not. While the sale of such loans and other mitigations are utilized to manage risk, these loans are at risk of complete loss if not repaid.

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

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2024, the Company and the Bank had total capital to risk-adjusted assets ratios of 14.65% and 16.06%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 13.85% and 15.25%, respectively.

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

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2024, the Company’s total risk-based capital ratio was 14.65%, Tier 1 risk-based capital ratio was 13.85%, and leverage ratio was 9.41% while the Bank’s ratios were 16.06%, 15.25% and 10.38%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of applicable regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.

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

The universe of management and staff for certain of our niche lending and payments businesses is significantly smaller than that for most financial institutions’ lines of business, while our businesses may also be more complex to manage. Our Chief Financial Officer retired in March 2025, and we are in the process of a formal search process, which began last year, for a successor Chief Financial Officer. Our ability to retain and attract new professional management with sufficient experience and expertise, and successfully execute our succession plans can significantly impact our performance.

Increased scrutiny with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new risks.

There is an increased focus and scrutiny from certain government regulators, investors, customers and other stakeholders on ESG practices and disclosure related to climate risk, hiring practices, the workforce composition, equity and inclusion. Failure to adapt to or comply with governmental requirements or meet the expectations of , investors, customers or other stakeholders could negatively impact the Company’s reputation, ability to do business with certain partners and stock price. In addition, we could be criticized for the speed, or scope, of adoption of policies and practices in response to such expectations. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and customer engagement. This may also impact our ability to attract and retain talent to compete in the marketplace.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in early 2025, the U.S. administration issued a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or customers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations and financial condition.

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

Like all financial institutions, the Bank maintains an ACL to provide for current and future expected losses inherent in its loan portfolio. At December 31, 2024, the ratios of the ACL to total loans and to non-performing loans were, respectively, 0.73% and 132.84%. The Bank’s allowance for credit losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for credit losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, industry information, economic conditions and events and reasonable and supportable forecasts. The determination by management of the allowance for credit losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative factors, each of which is subject to significant change. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for credit losses. Although we believe that the Bank’s allowance for credit losses is appropriate and supportable in providing for current and future expected credit losses and that our methodology to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for credit losses or change our methodology for determining our allowance and provision for credit losses, or that our regulators will not require us to increase this allowance. Any of these occurrences could materially reduce our earnings and profitability and result in losses. For more information about risks which are specific to the different types of loans we make and which could impact the allowance for credit losses, see Item 1,”Business –Lending Activities.”

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

Any failure to maintain or implement required new or improved internal and disclosure controls over financial reporting, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules promulgated under Section 404. Management has identified material weaknesses for the fiscal year ended December 31, 2024, which is described in more detail in “We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could have a material adverse effect on our business and common stock price” and Item 9A. “Controls and Procedures.” The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business, and could result in stockholder actions against us for damages.

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

General Risks

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could have a material adverse effect on our business and common stock price.

We identified control deficiencies related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. Management concluded that these control deficiencies constituted material weaknesses in our disclosure controls and procedures and internal control over financial reporting, as the identified deficiencies resulted in the Company filing the Original Form 10-K without the approval and consent of the Company’s current and prior independent public accounting firms named in the Original Form 10-K, which contained financial statements for the fiscal year ended December 31, 2024 that did not include entries for consumer fintech loan provision expense and consumer fintech loan credit enhancement to non-interest income. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Management, with oversight from the Audit Committee, is committed to maintaining a strong internal control environment, and has taken, and will continue to take, actions necessary to remediate the material weaknesses. The identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that our remediation efforts will be successful or that our internal controls will be effective as a result of these efforts. As we continue to evaluate operating effectiveness and monitor improvements to our disclosure controls and procedures and our internal control over financial reporting, we may take additional measures to address control deficiencies or modify our remediation efforts. See Item 9A. “Controls and Procedures” for additional information.

Unsuccessful remediation efforts could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which would adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet Nasdaq listing requirements, and/or exposure to lawsuits, investigations or other legal proceedings.

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

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by loan-to-value (“LTV”) ratios based on third-party appraisals. SBLOC and IBLOC loans are collateralized by marketable securities and the cash value of life insurance, respectively, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 504 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition.” The Company originates consumer fintech loans, which are short-term loans made with the assistance of third party marketers and servicers. We believe that the nature of certain such loans, such as credit cards secured by deposits, or other aspects of these lending programs, also enhance their risk profile. The earnings impact of our payment businesses also positively impact our risk profile.

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

As of December 31, 2024, the majority of the Company’s real estate owned was comprised of an apartment complex, with an underlying loan balance of $41.1 million. This property is currently under an agreement of sale. On March 25, 2025, the agreement of sale was amended. Among other things, the amendment: (1) requires purchaser to pay an additional earnest money deposit of $1.4 million by April 7, 2025, thereby increasing the total amount of earnest money deposits from $1.6 million to $3.0 million; (2) requires purchaser to make additional investments in the property by May 23, 2025, in an amount not to exceed to $1.9 million; and (3) extends the closing date to May 23, 2025, with an option for two additional, 30-day extensions in exchange for additional consideration of $1.0 million per extension. The foregoing description of the agreement of sale, as amended, does not purport to be complete. As of March 25, 2025, the underlying loan balance for this property was $42.3 million. The sales price for the property is expected to cover the current balance plus the forecasted cost of improvements to the property. There can be no assurance that the purchaser will consummate the sale of the property, but if not consummated, the earnest money deposits as well as the additional property investments would accrue to the Company.

On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the United States District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between

January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made false statements and omissions about Bancorp’s business, prospects, and operations, with focus on the Company’s commercial real estate bridge loan portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain and the Company cannot predict the potential impact, if any, on its business, operations and/or financial condition at this time. The Company believes it has meritorious legal defenses to the claims and intends to vigorously defend against the allegations in the complaint.

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

Results of KPIs

	As of and for the years ended
	December 31,
	2024	2023	2022
Income Statement Data:	(Dollars in thousands, except per share data)
Net interest income	$376,241	$354,052	$248,841
Provision for credit losses on non-consumer fintech loans	9,319	8,465	5,741
Provision (reversal) for credit loss on security	(1,000)	10,000	—
Provision for credit losses on consumer fintech loans	30,651	—	—
Consumer fintech loan credit enhancement non-interest income	30,651	—	—
Non-interest income excluding consumer fintech loan credit enhancement	126,863	112,094	105,683
Non-interest expense	203,225	191,042	169,502
Net income available to common shareholders	$217,540	$192,296	$130,213
Net income per share – diluted	$4.29	$3.49	$2.27
Selected Ratios:
Return on average assets	2.71%	2.59%	1.81%
Return on average common equity	27.24%	25.62%	19.34%
Net interest margin	4.85%	4.95%	3.55%
Book value per common share	$16.55	$15.17	$12.46
Equity/assets	9.05%	10.48%	8.78%

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

We determine our allowance for credit losses with the objective of maintaining an allowance level we believe to be sufficient to absorb our estimated current and future expected credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows, collateral values and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and other risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings. We utilize a CECL model to determine the adequacy of the allowance and inputs include net charge-off history and estimated loan lives. The allowance for credit losses is accordingly sensitive to changes in these inputs, such that related increases would increase the allowance and provision. See “Allowance for Credit Losses”, “Note E—Loans” to the audited consolidated financial statements herein for other factors to which the allowance and provision are sensitive.

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the consolidated statements of operations. If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity. Our evaluation of whether a credit loss exists is sensitive to the following factors: (a) the extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral, and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security. See “Note D—Investment Securities” to the audited consolidated financial statements herein for other factors to which the allowance and provision are sensitive.

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

A $45.4 million increase in non-interest income in 2024 compared to 2023 reflected $30.7 million of consumer fintech loan credit enhancement income, which correlated to a like amount for provision for credit loss for consumer fintech loans. It also reflected an $8.0 million increase in prepaid, debit card and related fees and increased ACH, card and other payment processing fees.

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

Net Income: 2024 compared to 2023

Net income was $217.5 million in 2024 compared to $192.3 million in 2023, while income before taxes was, respectively, $292.2 million and $256.8 million, an increase of $35.4 million. In 2024, net interest income grew by $22.2 million and non-interest income increased $45.4 million. The $22.2 million, or 6.3%, increase in 2024 net interest income over 2023 reflected the impact of net loan growth and Federal Reserve rate increases. While the Federal Reserve began decreasing rates in September 2024, approximately $900 million of fixed rate securities purchases in April 2024, had significantly reduced related downward exposure to our net interest income resulting from our variable rate loan and securities portfolios. The $45.4 million increase in non-interest income reflected

$30.7 million of consumer fintech loan credit enhancement income, which correlated to a like amount for provision for credit loss for consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees partially offset by a $1.0 million decrease in net realized and unrealized gains on commercial loans, primarily non-SBA commercial real estate loans, at fair value. That decrease reflected lower fees recognized at the time those loans are repaid, as a result of the run-off of that fair value portfolio.

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

Provision for Credit Losses on Loans

Our provision for credit losses on non-consumer fintech loans was $9.3 million for 2024 and $8.5 million for 2023. Provisions are based on our evaluation of the adequacy of our ACL, particularly in light of the estimated impact of charge-offs and the potential impact of current economic conditions which might impact our borrowers. The increased provision in 2024 over 2023 reflected a new qualitative factor for classified REBL loans, which resulted in a $2.0 million increase in the provision in the third quarter of 2024. The provision in both years also reflected the impact of continuing higher leasing net charge-offs, especially in long haul and local trucking, transportation and related activities for which total exposure was approximately $32 million at December 31, 2024. A $30.7 million provision for credit losses on consumer fintech loans correlated to a like amount of consumer fintech loan credit enhancement income recorded under non-interest income. For additional related information see “Note E—Loans” to the audited consolidated financial statements herein. At December 31, 2024, our ACL amounted to $44.9 million, or 0.73%, of total loans. We believe that our allowance is appropriate and supportable in providing for current and future expected losses, consistent with CECL guidance. For more information about our provision and ACL and our loss experience see “—Financial Condition—Allowance for Credit Losses” and “—Summary of Loan and Lease Loss Experience,” below.

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

Non-Interest Income: 2024 compared to 2023

Non-interest income was $157.5 million for 2024 compared to $112.1 million for 2023. The $45.4 million, or 40.5%, increase between those respective periods reflected $30.7 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit loss for consumer fintech loans, and an $8.0 million increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees, partially offset by a $1.0 million decrease in net realized and unrealized gains on commercial loans, at fair value, as a result of the runoff of that fair value portfolio. The $2.7 million net realized and unrealized gains on commercial loans, at fair value for 2024 was comprised of $3.7 million of non-SBA commercial real estate bridge loan repayment related income, partially offset by $683,000 of fair value losses and $285,000 of hedge losses. The $3.7 million net realized and unrealized gains on commercial loans, at fair value for 2023 was comprised of $7.0 million of non-SBA commercial real estate bridge loan repayment related income, partially offset by $3.1 million of fair value losses and $124,000 of hedge losses.

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

•

Other non-interest expense increased $444,000, or 2.2%, to $20.4 million in 2024 from $20.0 million in 2023. The $444,000 increase primarily reflected a $1.2 million loss from a transaction processing delay and a $989,000 increase in OREO expense offset by the following decreases: (i) other loan expense of $443,000 (ii) correspondent banking fees of $381,000 (iii) regulatory examination fees of $259,000 and (iv) other operating taxes of $353,000. The $989,000 increase in OREO expense, reflected expenses on the $39.4 million apartment property transferred to OREO in the second quarter of 2024, as described in “Note E—Loans”. The balance of that property, which is under agreement of sale as described in “Recent Developments,” was $41.1 million as of December 31, 2024.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2023
The Bancorp, Inc.	11.19%	15.66%	16.23%	15.66%
The Bancorp Bank, National Association	12.37%	17.35%	17.92%	17.35%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

Loan Portfolio

We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function. SBLOC, IBLOC and other consumer loans, investment advisor financing, SBLs, leases and real estate bridge lending each have their own loan committee. The Chief Executive Officer and Chief Credit Officer serve on all loan committees. Each committee also includes lenders from that particular type of specialty lending. The Chief Credit Officer is responsible for both loan regulatory compliance and adherence to our internal credit policy. Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions. Consumer fintech loans are underwritten via automated credit decisioning, which does not allow manual loan decisioning and does not require a committee to oversee specific loan approvals. Ongoing governance includes quality control testing to monitor automated decisions for consistency with Bank-approved credit underwriting standards. Governance is overseen by specialists in Fintech Solutions and the Company’s enterprise credit team. Credit underwriting models are subject to the Bank’s enterprise model risk management program and associated standards and validation requirements.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

SBL non-real estate	$190,322	$137,752	$108,954	$147,722	$255,318
SBL commercial mortgage	662,091	606,986	474,496	361,171	300,817
SBL construction	34,685	22,627	30,864	27,199	20,273
SBLs	887,098	767,365	614,314	536,092	576,408
Direct lease financing	700,553	685,657	632,160	531,012	462,182
SBLOC / IBLOC(1)	1,564,018	1,627,285	2,332,469	1,929,581	1,550,086
Advisor financing(2)	273,896	221,612	172,468	115,770	48,282
Real estate bridge lending	2,109,041	1,999,782	1,669,031	621,702	—
Consumer fintech(3)	454,357	311	—	—	—
Other loans(4)	111,328	50,327	61,679	5,014	6,426
	6,100,291	5,352,339	5,482,121	3,739,171	2,643,384
Unamortized loan fees and costs	13,337	8,800	4,732	8,053	8,939
Total loans, net of unamortized loan fees and costs	$6,113,628	$5,361,139	$5,486,853	$3,747,224	$2,652,323

The following table shows SBLs and SBLs held at fair value for the periods indicated (dollars in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

SBLs, including costs net of deferred fees of $9,979 and $9,502 for December 31, 2024 and December 31, 2023, respectively	$897,077	$776,867	$621,641	$541,437	$577,944
SBLs included in commercial loans, at fair value	89,902	119,287	146,717	199,585	243,562
Total SBLs(5)	$986,979	$896,154	$768,358	$741,022	$821,506

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

At December 31, 2024, the ACL amounted to $44.9 million, which represented a $17.5 million increase compared to the $27.4 million at December 31, 2023. The increase reflected the impact of a new qualitative factor for classified REBL loans, as the provision for credit losses was accordingly increased by $2.0 million in the third quarter of 2024. The increase also reflected the impact of higher leasing net charge-offs. Additionally, at December 31, 2024, a $12.9 million reserve was recorded for consumer fintech loans which comprises the majority of the difference. The provision for credit loss recorded in conjunction with that reserve correlated with a like amount of consumer loan credit enhancement income. Accounting guidance provides that a receivable and related income can be recognized, to record the value of credit enhancements.

The following table presents delinquencies by type of loan for December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	311	311
Other loans	853	76	178	132	1,239	49,088	50,327
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

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

Management estimates the ACL quarterly, and except for SBLOC, IBLOC, consumer fintech loans, and other loans, uses relevant internal and external historical loan performance information, current economic conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the estimated remaining life of the loans. The methodology used in the estimation of the ACL, which is performed at least quarterly, is also designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Board for their review. With the exception of SBLOC, IBLOC, and consumer fintech loans, which utilize probability of loss/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the ACLs for other categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the

ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Except for SBLOC, IBLOC, consumer fintech loans, and other loans as noted above, for purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination, and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC, IBLOC, and consumer fintech loans, probability of loss/loss given default considerations are utilized. For the other loan category discounted cash flow is utilized to determine a reserve. For all loan pools the Company considers the need for an additional ACL based upon qualitative factors such as the Company’s current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve to eighteen month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve to eighteen month projection period, the balance of the ACL reverts directly to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and historical loss rate component, together with the reserves on specific loans, comprise the total ACL.

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

At December 31, 2024, the ACL for off-balance sheet commitments amounted to $2.0 million and the ACL for loans amounted to $44.9 million. Of the $44.9 million, $11.6 million of allowances resulted from the Company’s historical charge-off ratios, $4.4 million from reserves on specific loans, with the balance comprised of the qualitative component. The $11.6 million resulted primarily from SBA non-real estate and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related component of the allowance.

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

The following table presents an allocation of the ACL among the types of loans or leases in our portfolio at December 31, 2024, 2023, 2022, 2021 and 2020 (dollars in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$4,972	3.12%	$6,059	2.57%	$5,028	1.99%
SBL commercial mortgage	3,203	10.85%	2,820	11.34%	2,585	8.66%
SBL construction	342	0.57%	285	0.42%	565	0.56%
Direct lease financing	13,125	11.48%	10,454	12.81%	7,972	11.53%
SBLOC / IBLOC	1,195	25.64%	813	30.40%	1,167	42.55%
Advisor financing	2,054	4.49%	1,662	4.14%	1,293	3.15%
Real estate bridge lending	6,603	34.57%	4,740	37.36%	3,121	30.44%
Consumer fintech	12,909	7.46%	—	0.01%	—	—
Other loans	450	1.82%	545	0.95%	643	1.12%
	$44,853	100.00%	$27,378	100.00%	$22,374	100.00%

	December 31, 2021		December 31, 2020
	.
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,415	3.95%	$5,060	9.66%
SBL commercial mortgage	2,952	9.66%	3,315	11.38%
SBL construction	432	0.73%	328	0.77%
Direct lease financing	5,817	14.20%	6,043	17.48%
SBLOC / IBLOC	964	51.60%	775	58.64%
Advisor financing	868	3.10%	362	1.83%
Real estate bridge lending	1,181	16.63%	—	—
Other loans	177	0.13%	199	0.24%
	$17,806	100.00%	$16,082	100.00%

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2024	2023
Ratio of:
ACL to total loans	0.73%	0.51%
ACL to non-performing loans(1)	132.84%	206.33%
Non-performing loans to total loans(1)	0.55%	0.25%
Non-performing assets to total assets(1)	1.10%	0.39%
Net charge-offs to average loans	0.40%	0.07%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.73% at December 31, 2024 compared to 0.51% at December 31, 2023. The $17.5 million increase in the ACL between those dates, reflected approximately $1.5 million of increased reserves on specific distressed credits. Approximately $1.0 million had been added to the ACL in fourth quarter 2023 for the economic qualitative factor for an increasing trend in REBL special mention and substandard real estate bridge loans. As a result of further such increases, in the third quarter of 2024, $2.0 million was added for a new related qualitative factor. Additionally, increases in leasing reserves more than offset reductions in SBA non-real estate reserves, reflecting continued elevated leasing charge-offs. The largest component of the increase was the $12.9 million reserve on consumer fintech loans recorded at December 31, 2024. As with the $17.7 million net charge-offs described under “Net Charge-offs”, the $12.9 million correlated with a like amount of consumer fintech loan credit enhancement income recorded under non-interest income. Accordingly, there was no impact on net income.

The ratio of the ACL to non-performing loans decreased to 132.84% at December 31, 2024 from 206.33% over the prior year end, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result of the increase in non-performing loans, which included a $12.3 million REBL loan and increased SBL commercial mortgage and leasing balances, the ratio of non-performing loans to total loans also increased to 0.55% at December 31, 2024 from 0.25% at December 31, 2023. Nonperforming loans are comprised of nonaccrual loans and loans past due 90 days or more still accruing interest.

The ratio of non-performing assets to total assets increased to 1.10% at December 31, 2024 from 0.39% at the prior year end, reflecting the increase in non-performing loans, and a $39.4 million loan transferred to OREO in the second quarter of 2024 with a December 31, 2024 balance of $41.1 million. That property is under agreement of sale with a sales price, as described further in “Recent Developments,” that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property.

The ratio of net charge-offs to average loans was 0.40% at December 31, 2024 compared to 0.07% at the prior year end. In 2024, lending agreements related to consumer fintech loans had certain net charge-offs which resulted in the Company recording $17.7 million of net charge-offs, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income. Additionally, the increase reflected an increase in direct lease financing net charge-offs.

Net Charge-offs

Net charge-offs were $22.5 million in 2024, an increase of $19.0 million from net charge-offs of $3.5 million in 2023. In 2024, lending agreements related to consumer fintech loans had certain net charge-offs which resulted in the Company recording $17.7 million of net charge-offs, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income. The $30.7 million total provision for consumer fintech credit losses also includes $12.9 million to record a reserve at December 31, 2024 based on loan balances at that date. As result of credit enhancements, no net losses have been incurred.

Additionally, charge-offs in both periods resulted from leasing and non-real estate SBL charge-offs. SBL charge-offs resulted primarily from the non-government guaranteed portion of SBA loans.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end balances, and net charge-offs by loan category (dollars in thousands):

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans
Charge-offs	$708	$—	$—	$4,575	$—	$—	$—	$19,619	$18
Recoveries	(229)	—	—	(318)	—	—	—	(1,877)	(1)
Net charge-offs	$479	$—	$—	$4,257	$—	$—	$—	$17,742	$17

Average loan balance	$170,772	$653,380	$30,754	$706,576	$1,553,910	$248,339	$2,130,005	$268,176	$65,167
Ratio of net charge-offs during the period to average loans during the period	0.28%	—	—	0.60%	—	—	—	6.62%	0.03%

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans
Charge-offs	$871	$76	$—	$3,666	$24	$—	$—	$—	$3
Recoveries	(475)	(75)	—	(330)	—	—	—	—	(299)
Net charge-offs/(recoveries)	$396	$1	$—	$3,336	$24	$—	$—	$—	$(296)

Average loan balance	$125,072	$540,475	$26,855	$666,431	$1,821,214	$195,964	$1,856,639	$—	$55,573
Ratio of net charge-offs/(recoveries) during the period to average loans during the period	0.32%	—	—	0.50%	—	—	—	—	(0.53%)

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

(3) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at December 31, 2024, with a balance at that date of $41.1 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. That property is under agreement of sale, as described further in “Recent Developments,” with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The nonaccrual balances in this table as of December 31, 2024, are also reflected in the substandard loan totals.

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at December 31, 2024 and December 31, 2023:

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Consumer fintech loans
90+ Days past due	213	—	—	—	—	—	—	213
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech loans	213	—	—	—	—	—	—	213

Other loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	—	—	—

Total 90+ Days past due	$358	$547	$3,607	$683	$61	$574	$—	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$42	$—	$294	$—	$336
Non-accrual	—	—	632	522	190	498	—	1,842
Total SBL non-real estate	—	—	632	564	190	792	—	2,178

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	452	—	1,929	—	2,381
Total SBL commercial mortgage	—	—	—	452	—	1,929	—	2,381

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,675	—	—	710	—	3,385
Total SBL construction	—	—	2,675	—	—	710	—	3,385

Direct lease financing
90+ Days past due	298	146	41	—	—	—	—	485
Non-accrual	58	1,775	1,688	212	46	6	—	3,785
Total direct lease financing	356	1,921	1,729	212	46	6	—	4,270

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	127	384	234	—	—	—	745
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	127	384	234	—	—	—	745

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Advisor Financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total real estate bridge loans	—	—	—	—	—	—	—	—

Other loans
90+ Days past due	178	—	—	—	—	—	—	178
Non-accrual	—	—	—	—	—	132	—	132
Total other loans	178	—	—	—	—	132	—	310

Total 90+ Days past due	$476	$273	$425	$276	$—	$294	$—	$1,744

Total Non-accrual	$58	$1,775	$4,995	$1,186	$236	$3,275	$—	$11,525

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

We had $62.0 million of OREO at December 31, 2024 and $16.9 million of OREO at December 31, 2023. The change in balance reflected $45.0 million transferred from non-accrual loans. The balance at both dates included $15.0 million for a Florida mall property. The property was reappraised in November 2024 and the appraised value continues to exceed the $15.0 million carrying value. In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO. The majority of the Company’s real estate owned is comprised of that apartment complex, with a balance as of December 31, 2024 of $41.1 million. That property is under agreement of sale, as described further in “Recent Developments,” with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property.

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

Segments

The Company’s operations can be classified under three segments: fintech, specialty finance and corporate. The fintech segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH processing and other payments related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL (real estate bridge lending) comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resources, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

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
(1)The vast majority of loan commitments over five years are comprised of SBLOC and IBLOC which are immediately cancellable.
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

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp, Inc.

Wilmington, Delaware

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2025 expressed an adverse opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”) on Loans – Qualitative Factors

As described in Note E to the financial statements, the Company estimates the allowance for credit losses using relevant available historical loan performance information, current conditions, and reasonable and supportable forecasts. The loans are segregated by product type to recognize differing risk characteristics within portfolio segments. The Company develops the quantitative basis for estimation of expected credit losses over the estimated remaining life of the loans based on historical credit loss experience. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance and is subjective. As of December 31, 2024, the Company’s allowance for credit losses was $44.8 million.

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

Credit Enhancements Contained Within Third-Party Agreements

The Company has an agreement with a third party to originate and service consumer fintech loans that are included in the Company’s held for investment portfolio as described in Note B and Note E to the financial statements. The Company recorded a credit enhancement asset of $12.9 million as of December 31, 2024 related to the agreement associated with loans recorded on the balance sheet as of December 31, 2024. The Company also recorded a $12.9 million allowance for credit losses for these consumer fintech loans at December 31, 2024. Additionally, a material weakness was identified by the Company related to the accounting and financial reporting associated with the credit enhancement contained within the third-party agreement and its impact on the allowance for credit losses.

We identified auditing the accounting associated with the credit enhancement contained within the third-party agreement as a critical audit matter. The principal consideration for our determination was the nature and extent of audit effort required, including the need for specialized knowledge outside the engagement team.

The primary procedure we performed to address this critical audit matter included engaging our internal specialists to evaluate the third-party agreement and the related accounting treatment.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Washington, D.C.

April 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Bancorp, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania
February 29, 2024 (except for Note T, as to which the date is April 7, 2025)

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,064	$4,820
Interest-earning deposits at Federal Reserve Bank	564,059	1,033,270
Total cash and cash equivalents	570,123	1,038,090

Investment securities, available-for-sale, at fair value, net of $10.0 million allowance for credit loss at December 31, 2023	1,502,860	747,534
Commercial loans, at fair value	223,115	332,766
Loans, net of deferred loan fees and costs	6,113,628	5,361,139
Allowance for credit losses	(44,853)	(27,378)
Loans, net	6,068,775	5,333,761
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	15,642	15,591
Premises and equipment, net	27,566	27,474
Accrued interest receivable	41,713	37,534
Intangible assets, net	1,254	1,651
Other real estate owned	62,025	16,949
Deferred tax asset, net	18,874	21,219
Credit enhancement asset	12,909	—
Other assets	182,687	133,126
Total assets	$8,727,543	$7,705,695

LIABILITIES
Deposits
Demand and interest checking	$7,434,212	$6,630,251
Savings and money market	311,834	50,659
Total deposits	7,746,046	6,680,910

Securities sold under agreements to repurchase	—	42
Senior debt	96,214	95,859
Subordinated debentures	13,401	13,401
Other long-term borrowings	14,081	38,561
Other liabilities	68,018	69,641
Total liabilities	7,937,760	6,898,414

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024 and 53,202,630 shares issued and outstanding at December 31, 2023	47,713	53,203
Treasury stock at cost, 402,731 shares at December 31, 2024 and 0 shares at December 31, 2023, respectively	(22,681)	—
Additional paid-in capital	3,233	212,431
Retained earnings	779,155	561,615
Accumulated other comprehensive loss	(17,637)	(19,968)
Total shareholders' equity	789,783	807,281

Total liabilities and shareholders' equity	$8,727,543	$7,705,695

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$458,817	$436,649	$275,837
Investment securities:
Taxable interest	66,262	39,078	25,598
Tax-exempt interest	187	153	98
Interest-earning deposits	26,326	33,627	6,762
	551,592	509,507	308,295
Interest expense
Deposits	164,372	148,529	51,136
Short-term borrowings	2,469	271	1,538
Long-term borrowings	2,420	507	1,004
Senior debt	4,935	5,027	5,118
Subordinated debentures	1,155	1,121	658
	175,351	155,455	59,454
Net interest income	376,241	354,052	248,841
Provision for credit losses on non-consumer fintech loans	9,319	8,465	5,741
Provision for credit losses on consumer fintech loans	30,651	—	—
Provision (reversal) for unfunded commitments	(596)	(135)	1,367
Provision (reversal) for credit loss on security	(1,000)	10,000	—
Net interest income after provision (reversal) for credit losses	337,867	335,722	241,733

Non-interest income
Fintech fees
ACH, card and other payment processing fees	14,596	9,822	8,935
Prepaid, debit card and related fees	97,413	89,417	77,236
Consumer credit fintech fees	4,789	—	—
Total fintech fees	116,798	99,239	86,171
Net realized and unrealized gains on commercial loans, at fair value	2,732	3,745	13,531
Leasing related income	3,921	6,324	4,822
Consumer fintech loan credit enhancement	30,651	—	—
Other	3,412	2,786	1,159
Total non-interest income	157,514	112,094	105,683

Non-interest expense
Salaries and employee benefits	131,597	121,055	105,368
Depreciation	4,155	3,074	2,902
Rent and related occupancy cost	6,746	5,980	5,193
Data processing expense	5,666	5,447	4,972
Audit expense	1,484	1,620	1,526
Legal expense	3,081	3,850	3,878
Legal settlements	284	—	1,152
FDIC Insurance	3,579	2,957	3,270
Software	17,913	17,349	16,211
Insurance	5,195	5,139	5,026
Telecom and IT network communications	1,227	1,316	1,457
Consulting	1,852	1,938	1,262
Write-downs and other losses on other real estate owned	—	1,315	—
Civil money penalty	—	—	1,750
Other	20,446	20,002	15,535
Total non-interest expense	203,225	191,042	169,502
Income before income taxes	292,156	256,774	177,914
Income tax expense	74,616	64,478	47,701
Net income	$217,540	$192,296	$130,213

Net income per share - basic	$4.35	$3.52	$2.30

Net income per share - diluted	$4.29	$3.49	$2.27
Weighted average shares - basic	50,063,620	54,506,065	56,556,303
Weighted average shares - diluted	50,713,140	55,053,497	57,268,946

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

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating activities
Net income from continuing operations	$217,540	$192,296	$130,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,155	3,074	2,902
Provision for credit losses on non-consumer fintech loans and security	8,319	18,465	5,741
Provision for credit losses on consumer fintech loans	30,651	—	—
(Reversal) provision for unfunded commitments	(596)	(135)	1,367
Net amortization of investment securities discounts/premiums	(2,608)	1,023	1,704
Stock-based compensation expense	14,983	11,392	7,592
Realized gains on commercial loans, at fair value	(3,699)	(6,954)	(18,635)
Deferred income tax expense (benefit)	2,317	(5,681)	5,870
Gain from discontinued operations	—	—	(4)
Gain on sale of fixed assets	(53)	—	—
Write-down of other real estate owned	—	1,147	—
Change in fair value of commercial loans, at fair value	683	3,085	6,065
Change in fair value of derivatives	284	124	(961)
Loss on sales of investment securities	2	4	6
Increase in accrued interest receivable	(4,179)	(5,529)	(14,134)
Increase in other assets	(26,210)	(38,067)	(1,404)
Increase in consumer fintech loan credit enhancement receivables	(12,909)	—	—
(Decrease) increase in other liabilities	(1,027)	12,609	(6,707)
Net cash provided by operating activities	227,653	186,853	119,615

Investing activities
Purchase of investment securities available-for-sale	(991,215)	(48,989)	(24,183)
Proceeds from redemptions and prepayments of securities available-for-sale	242,676	71,082	161,110
Sale of repossessed assets	11,015	7,927	1,800
Proceeds from sale of other real estate owned	1,602	5,800	2,343
Net (increase) decrease in loans	(875,473)	142,191	(1,678,762)
Capitalized investment in other real estate owned	(1,695)	—	—
Commercial loans, at fair value drawn during the period	—	(134,256)	(66,067)
Payments on commercial loans, at fair value	109,569	384,353	782,157
Proceeds from sale of fixed assets	133	—	—
Purchases of premises and equipment	(4,974)	(12,689)	(5,134)
Decrease in discontinued assets held-for-sale	—	—	4
Net cash (used in) provided by investing activities	(1,508,362)	415,419	(826,732)

Financing activities
Net increase (decrease) in deposits	1,065,136	(349,203)	1,053,202
Net decrease in securities sold under agreements to repurchase	(42)	—	—
Redemptions of senior debt offering	—	(3,273)	—
Proceeds from the issuance of common stock	—	104	320
Repurchases of common stock and excise tax	(252,352)	(99,999)	(60,000)
Net cash provided by (used in) financing activities	812,742	(452,371)	993,522

Net (decrease) increase in cash and cash equivalents	(467,967)	149,901	286,405

Cash and cash equivalents, beginning of period	1,038,090	888,189	601,784

Cash and cash equivalents, end of period	$570,123	$1,038,090	$888,189

Supplemental disclosure:
Interest paid	$173,804	$156,269	$57,601
Taxes paid	$80,828	$82,553	$37,787
Non-cash investing and financing activities:
Transfer of loans from discontinued operations	$—	$—	$61,580
Transfer of real estate owned from discontinued operations	$—	$—	$17,343
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$44,983	$2,686	$—
Leased vehicles transferred to repossessed assets	$9,895	$9,361	$2,008

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

The ACL is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the ACL. The allowance is an amount that management believes is appropriate and supportable to absorb current and future expected losses on existing loans that may become uncollectible. The evaluation takes into consideration historical losses by pools of loans with similar risk characteristics and qualitative factors such as portfolio performance and the potential impact of current economic conditions which may affect the borrowers’ ability to pay. For most pools, the historical loss ratio for each pool is multiplied by its outstanding balance and further multiplied by the estimated remaining average life of each pool. A qualitative factor determined according to the pool’s risk characteristics, is multiplied by the pool’s outstanding principal to comprise the second component of its ACL. For loans previously classified in discontinued operations, discounted cash flow is utilized to determine the related allowance. For SBLOC, IBLOC, and consumer fintech loan pools, probability of loss/loss given default considerations and qualitative factors are utilized. Additionally, the allowance includes allocations for specific loans which have been individually evaluated for an ACL.

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

20. Net charge-offs of certain consumer fintech loans and accounting for credit enhancements

Lending agreements related to consumer fintech loans resulted in related net charge-offs of $17.7 million which was recorded in the provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income. In addition a $12.9 million allowance was recorded based on year-end consumer fintech loan balances, also with a correlated amount in non-interest income. The $17.7 million and $12.9 million resulted in a total annual $30.7 million provision for credit losses on consumer fintech loans, with a like amount of consumer fintech loan credit enhancement non-interest income. Credit enhancements for period end allowances are recognized as receivables based upon the related contractual terms, with offsetting non-interest income in like amounts.

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

Note E—Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. The Company makes consumer fintech loans which consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. These loans are included in commercial loans, at fair value which, at December 31, 2024 and 2023, amounted to $223.1 million and $332.8 million, respectively, with an amortized cost of $223.5 million and $336.5 million, respectively. Those totals also include the guaranteed portion of certain SBA loans, also previously held for sale. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the fair value of such loans resulting in an unrealized loss of $683,000 in 2024, an unrealized loss of $3.1 million in 2023 and an unrealized loss of $6.1 million in 2022. These amounts include unrealized credit related losses of $867,000, $1.7 million and $7.7 million, respectively, in 2024, 2023 and 2022. Interest earned on loans held at fair value during the period held is recorded in “Interest Income – Loans, including fees” in the consolidated statements of operations. The $1.7 million credit related unrealized loss in 2023 resulted from a non-controlling participation in a multifamily apartment building. Included in the $6.1 million loss in 2022 was a $4.0 million third quarter unrealized loss to reflect a write-down to a September 2022 appraisal, less estimated disposition costs, of a $9.5 million loan. The loan, collateralized by a movie theater, had been current and performing but missed its August 2022 payment, and the tenant ceased operations in that month. The property was subsequently transferred to OREO, and the unrealized loss was realized in 2023 upon sale of the property. The loan represented the only movie theater loan in the Company’s portfolios and was originated in 2015, before non-SBA commercial loan originations were primarily comprised of apartment building loans. Of the $2.21 billion of non-SBA commercial (bridge) loans, at fair value and REBL loans which together comprise the non-SBA commercial real estate portfolios, $2.17 billion are comprised of apartment building loans. In the third quarter of 2021, the Company resumed the origination of such loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

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

Major classifications of loans, excluding commercial loans, at fair value, are as follows (dollars in thousands):

	December 31,	December 31,
	2024	2023

SBL non-real estate	$190,322	$137,752
SBL commercial mortgage	662,091	606,986
SBL construction	34,685	22,627
SBLs	887,098	767,365
Direct lease financing	700,553	685,657
SBLOC / IBLOC(1)	1,564,018	1,627,285
Advisor financing(2)	273,896	221,612
Real estate bridge lending	2,109,041	1,999,782
Consumer fintech(3)	454,357	311
Other loans(4)	111,328	50,327
	6,100,291	5,352,339
Unamortized loan fees and costs	13,337	8,800
Total loans, net of unamortized loan fees and costs	$6,113,628	$5,361,139

	December 31,	December 31,
	2024	2023

SBLs, including costs net of deferred fees of $9,979 and $9,502 for December 31, 2024 and December 31, 2023, respectively	$897,077	$776,867
SBLs included in commercial loans, at fair value	89,902	119,287
Total SBLs(5)	$986,979	$896,154

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

(3) In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to OREO, and comprised the majority of our OREO at December 31, 2024, with a balance at that date of $41.1 million. We intend to continue to manage the capital improvements on the underlying apartment complex. As the units become available for lease, the property manager will be tasked with leasing these units at market rents. That property is under agreement of sale, as described further in “Recent Developments,” with a sales price that is expected to cover the Company’s current balance plus the forecasted cost of improvements to the property. The nonaccrual balances in this table as of December 31, 2024, are also reflected in the substandard loan totals.

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

Management estimates the ACL quarterly and, for most loan categories, uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve and current economic conditions, and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for review. With the exception of SBLOC, IBLOC, and consumer fintech loans, which utilize probability of default/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis, as described in the following paragraph. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

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

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$46,766	$74,772	$27,794	$18,103	$5,321	$5,353	$—	$178,109
Special mention	—	—	—	—	—	130	—	130
Substandard	—	2,437	2,480	1,234	573	1,097	—	7,821
Total SBL non-real estate	46,766	77,209	30,274	19,337	5,894	6,580	—	186,060

SBL commercial mortgage
Pass	140,314	84,538	130,233	84,026	58,524	140,165	—	637,800
Special mention	—	—	528	1,104	—	7,690	—	9,322
Substandard	—	—	1,380	4,942	163	4,104	—	10,589
Total SBL commercial mortgage	140,314	84,538	132,141	90,072	58,687	151,959	—	657,711

SBL construction
Pass	12,392	13,846	2,899	3,609	—	—	—	32,746
Substandard	—	—	—	1,229	—	710	—	1,939
Total SBL construction	12,392	13,846	2,899	4,838	—	710	—	34,685

Direct lease financing
Non-rated	5,184	—	—	—	—	—	—	5,184
Pass	271,791	193,663	136,601	45,594	15,846	4,269	—	667,764
Special mention	1,866	2,294	2,618	1,783	73	83	—	8,717
Substandard	3,892	6,657	6,462	1,733	92	52	—	18,888
Total direct lease financing	282,733	202,614	145,681	49,110	16,011	4,404	—	700,553

SBLOC
Non-rated	—	—	—	—	—	—	3,466	3,466
Pass	—	—	—	—	—	—	1,012,418	1,012,418
Total SBLOC	—	—	—	—	—	—	1,015,884	1,015,884

IBLOC
Pass	—	—	—	—	—	—	547,196	547,196
Substandard	—	—	—	—	—	—	938	938
Total IBLOC	—	—	—	—	—	—	548,134	548,134

Advisor financing
Pass	84,414	84,908	54,064	22,560	18,588	—	—	264,534
Special mention	—	—	1,021	8,341	—	—	—	9,362
Total advisor financing	84,414	84,908	55,085	30,901	18,588	—	—	273,896

Real estate bridge loans
Pass	432,609	418,326	761,331	278,031	—	—	—	1,890,297
Special mention(1)	16,913	—	36,318	31,153	—	—	—	84,384
Substandard(1)	54,485	—	55,947	23,928	—	—	—	134,360
Total real estate bridge lending	504,007	418,326	853,596	333,112	—	—	—	2,109,041

Consumer fintech
Non-rated	454,144	—	—	—	—	—	—	454,144
Substandard	213	—	—	—	—	—	—	213
Total consumer fintech	454,357	—	—	—	—	—	—	454,357

Other loans
Non-rated	1,187	—	—	—	—	10,394	—	11,581
Pass	66,267	163	256	351	2,606	37,133	1,381	108,157
Special mention	—	—	—	—	—	232	—	232
Substandard	—	—	—	—	—	—	—	—
Total other loans(2)	67,454	163	256	351	2,606	47,759	1,381	119,970

	$1,592,437	$881,604	$1,219,932	$527,721	$101,786	$211,412	$1,565,399	$6,100,291

Unamortized loan fees and costs	—	—	—	—	—	—	—	13,337
Total								$6,113,628

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

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$507	$—	$—	$—	$—	$—	$—	$507
Pass	47,066	32,512	26,919	9,662	4,334	5,357	—	125,850
Special mention	460	—	258	1,101	119	337	—	2,275
Substandard	—	495	632	564	250	562	—	2,503
Total SBL non-real estate	48,033	33,007	27,809	11,327	4,703	6,256	—	131,135

SBL commercial mortgage
Pass	128,375	138,281	93,399	67,635	58,550	98,704	—	584,944
Special mention	375	—	10,764	—	595	1,363	—	13,097
Substandard	—	—	—	452	1,853	1,928	—	4,233
Total SBL commercial mortgage	128,750	138,281	104,163	68,087	60,998	101,995	—	602,274

SBL construction
Pass	2,848	5,966	1,877	927	4,534	—	—	16,152
Special mention	—	—	3,090	—	—	—	—	3,090
Substandard	—	—	2,675	—	—	710	—	3,385
Total SBL construction	2,848	5,966	7,642	927	4,534	710	—	22,627
	.
Direct lease financing
Non-rated	1,273	—	—	—	—	—	—	1,273
Pass	302,362	221,768	92,945	37,664	17,469	4,349	—	676,557
Special mention	—	666	202	125	146	—	—	1,139
Substandard	135	3,898	1,998	372	184	101	—	6,688
Total direct lease financing	303,770	226,332	95,145	38,161	17,799	4,450	—	685,657

SBLOC
Non-rated	—	—	—	—	—	—	3,261	3,261
Pass	—	—	—	—	—	—	977,158	977,158
Total SBLOC	—	—	—	—	—	—	980,419	980,419

IBLOC
Pass	—	—	—	—	—	—	646,230	646,230
Substandard	—	—	—	—	—	—	636	636
Total IBLOC	—	—	—	—	—	—	646,866	646,866

Advisor financing
Pass	92,273	63,083	40,994	24,321	—	—	—	220,671
Special mention	—	—	—	941	—	—	—	941
Total advisor financing	92,273	63,083	40,994	25,262	—	—	—	221,612

Real estate bridge loans
Pass	397,073	1,013,199	461,474	—	—	—	—	1,871,746
Special mention	—	59,423	16,913	—	—	—	—	76,336
Substandard	—	—	51,700	—	—	—	—	51,700
Total real estate bridge lending	397,073	1,072,622	530,087	—	—	—	—	1,999,782

Consumer fintech
Non-rated	311	—	—	—	—	—	—	311
Total consumer fintech	311	—	—	—	—	—	—	311

Other loans
Non-rated	2,244	—	—	—	—	11,513	—	13,757
Pass	165	260	363	2,609	2,314	40,101	1,593	47,405
Special mention	—	—	—	—	—	362	—	362
Substandard	—	—	—	—	—	132	—	132
Total other loans(1)	2,409	260	363	2,609	2,314	52,108	1,593	61,656

Total	$975,467	$1,539,551	$806,203	$146,373	$90,348	$165,519	$1,628,878	$5,352,339

Unamortized loan fees and costs	—	—	—	—	—	—	—	8,800
Total								$5,361,139

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

Consumer fintech loans. Consumer fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. The majority of secured credit card balances are collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Fee income for consumer fintech loans is reflected in the “Consumer credit fintech fees” line of the income statement. The total $30.7 million provision for credit losses on consumer fintech loans was comprised of two components. Lending agreements related to consumer fintech loans resulted in related net charge-offs of $17.7 million and a correlated amount in non-interest income resulting in no impact to net income. In addition a $12.9 million allowance was recorded based on year-end consumer fintech loan balances, also with a correlated amount in non-interest income. The $17.7 million and $12.9 million resulted in a total annual $30.7 million provision for credit losses on consumer fintech loans, with a like amount of consumer fintech loan credit enhancement non-interest income.

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

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (dollars in thousands):

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs(1)	(708)	—	—	(4,575)	—	—	—	(19,619)	(18)	—	(24,920)
Recoveries	229	—	—	318	—	—	—	1,877	1	—	2,425
Provision (credit)(1)	(608)	383	57	6,928	382	392	1,863	30,651	(78)	—	39,970
Ending balance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853

Ending balance: Individually evaluated for expected credit loss	$403	$1,039	$118	$2,377	$413	$—	$—	$—	$—	$—	$4,350

Ending balance: Collectively evaluated for expected credit loss	$4,569	$2,164	$224	$10,748	$782	$2,054	$6,603	$12,909	$450	$—	$40,503

Loans:
Ending balance	$190,322	$662,091	$34,685	$700,553	$1,564,018	$273,896	$2,109,041	$454,357	$111,328	$13,337	$6,113,628

Ending balance: Individually evaluated for expected credit loss	$2,693	$4,885	$1,585	$6,026	$503	$—	$12,300	$—	$219	$—	$28,211

Ending balance: Collectively evaluated for expected credit loss	$187,629	$657,206	$33,100	$694,527	$1,563,515	$273,896	$2,096,741	$454,357	$111,109	$13,337	$6,085,417

(1) Lending agreements related to consumer fintech loans resulted in the company recording a $30.7 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	—	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Ending balance: Individually evaluated for expected credit loss	$670	$343	$44	$1,827	$—	$—	$—	$—	$4	$—	$2,888

Ending balance: Collectively evaluated for expected credit loss	$5,389	$2,477	$241	$8,627	$813	$1,662	$4,740	$—	$541	$—	$24,490

Loans:
Ending balance	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$311	$50,327	$8,800	$5,361,139

Ending balance: Individually evaluated for expected credit loss	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$—	$362	$—	$11,832

Ending balance: Collectively evaluated for expected credit loss	$135,833	$604,605	$19,242	$681,872	$1,627,285	$221,612	$1,999,782	$311	$49,965	$8,800	$5,349,307

	December 31, 2022
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Other loans	Deferred fees and costs	Total
Beginning balance 1/1/2022	$5,415	$2,952	$432	$5,817	$964	$868	$1,181	$177	$—	$17,806
Charge-offs	(885)	—	—	(576)	—	—	—	—	—	(1,461)
Recoveries	140	—	—	124	—	—	—	24	—	288
Provision (credit)	358	(367)	133	2,607	203	425	1,940	442	—	5,741
Ending balance	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$643	$—	$22,374

Ending balance: Individually evaluated for expected credit loss	$525	$441	$153	$933	$—	$—	$—	$15	$—	$2,067

Ending balance: Collectively evaluated for expected credit loss	$4,503	$2,144	$412	$7,039	$1,167	$1,293	$3,121	$628	$—	$20,307

Loans:
Ending balance	$108,954	$474,496	$30,864	$632,160	$2,332,469	$172,468	$1,669,031	$61,679	$4,732	$5,486,853

Ending balance: Individually evaluated for expected credit loss	$1,374	$1,423	$3,386	$3,550	$—	$—	$—	$4,539	$—	$14,272

Ending balance: Collectively evaluated for expected credit loss	$107,580	$473,073	$27,478	$628,610	$2,332,469	$172,468	$1,669,031	$57,140	$4,732	$5,472,581

A summary of the Company’s 2024 net charge-offs, classified by the year of the related loan origination, is as follows (dollars in thousands):

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
SBL non-real estate
Current period charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$(708)
Current period recoveries	—	7	—	7	63	152	229
Current period SBL non-real estate net charge-offs	(14)	(46)	(149)	(94)	(257)	81	(479)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	(4,575)
Current period recoveries	—	39	177	85	8	9	318
Current period direct lease financing net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	(4,257)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Consumer fintech
Current period charge-offs	(19,619)	—	—	—	—	—	(19,619)
Current period recoveries	1,877	—	—	—	—	—	1,877
Current period consumer fintech net charge-offs	(17,742)	—	—	—	—	—	(17,742)

Other loans
Current period charge-offs	—	(6)	—	—	—	(12)	(18)
Current period recoveries	—	—	—	—	—	1	1
Current period other loans net charge-offs	—	(6)	—	—	—	(11)	(17)

Total
Current period charge-offs	(19,636)	(803)	(2,888)	(1,116)	(381)	(96)	(24,920)
Current period recoveries	1,877	46	177	92	71	162	2,425
Current period net charge-offs	$(17,759)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$(22,495)

A summary of the Company’s 2023 net charge-offs, classified by the year of the related loan origination, is as follows (dollars in thousands):

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$—	$—	$(871)	$(871)
Current period recoveries	—	—	—	—	—	475	475
Current period SBL non-real estate net charge-offs	—	—	—	—	—	(396)	(396)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	(76)	(76)
Current period recoveries	—	—	—	—	—	75	75
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	(1)	(1)

SBL construction
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(138)	(2,138)	(1,117)	(234)	(39)	—	(3,666)
Current period recoveries	—	48	168	96	—	18	330
Current period direct lease financing net charge-offs	(138)	(2,090)	(949)	(138)	(39)	18	(3,336)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	(12)	(12)	—	—	—	(24)
Current period recoveries	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	(12)	(12)	—	—	—	(24)

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—

Other loans
Current period charge-offs	—	—	—	—	—	(3)	(3)
Current period recoveries	—	—	—	—	—	299	299
Current period other loans net charge-offs	—	—	—	—	—	296	296

Total
Current period charge-offs	(138)	(2,150)	(1,129)	(234)	(39)	(950)	(4,640)
Current period recoveries	—	48	168	96	—	867	1,179
Current period net charge-offs	$(138)	$(2,102)	$(961)	$(138)	$(39)	$(83)	$(3,461)

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

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

	December 31, 2023
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$84	$333	$336	$1,842	$2,595	$135,157	$137,752
SBL commercial mortgage	2,183	—	—	2,381	4,564	602,422	606,986
SBL construction	—	—	—	3,385	3,385	19,242	22,627
Direct lease financing	5,163	1,209	485	3,785	10,642	675,015	685,657
SBLOC / IBLOC	21,934	3,607	745	—	26,286	1,600,999	1,627,285
Advisor financing	—	—	—	—	—	221,612	221,612
Real estate bridge lending	—	—	—	—	—	1,999,782	1,999,782
Consumer fintech	—	—	—	—	—	311	311
Other loans	853	76	178	132	1,239	49,088	50,327
Unamortized loan fees and costs	—	—	—	—	—	8,800	8,800
	$30,217	$5,225	$1,744	$11,525	$48,711	$5,312,428	$5,361,139

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

On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the United States District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made false statements and omissions about Bancorp’s business, prospects, and operations, with focus on the Company’s commercial real estate bridge loan portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain and the Company cannot predict the potential impact, if any, on its business, operations and/or financial condition at this time. The Company believes it has meritorious legal defenses to the claims and intends to vigorously defend against the allegations in the complaint.

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

	December 31, 2024
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
Accrued interest receivable	41,713	41,713	—	41,713	—
Credit enhancement asset	12,909	12,909	—	12,909	—
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Accrued interest payable	2,612	2,612	—	2,612	—

	December 31, 2023
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities, available-for-sale	$747,534	$747,534	$—	$735,463	$12,071
Federal Reserve, FHLB and ACBB stock	15,591	15,591	—	—	15,591
Commercial loans, at fair value	332,766	332,766	—	—	332,766
Loans, net of deferred loan fees and costs	5,361,139	5,329,436	—	—	5,329,436
Accrued interest receivable	37,534	37,534	—	37,534	—
Interest rate swaps, asset	285	285	—	285	—
Demand and interest checking	6,630,251	6,630,251	—	6,630,251	—
Savings and money market	50,659	50,659	—	50,659	—
Senior debt	95,859	96,539	—	96,539	—
Subordinated debentures	13,401	11,470	—	—	11,470
Other long-term borrowings	38,561	38,561	—	38,561	—
Securities sold under agreements to repurchase	42	42	42	—	—
Accrued interest payable	1,060	1,060	—	1,060	—

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
	(Dollars in thousands)
As of December 31, 2024
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$840,139	14.65%	$465,772	>=8.00	N/A	N/A
The Bancorp Bank, National Association	921,743	16.06%	465,628	8.00	582,036	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	806,167	13.85%	349,329	>=6.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.25%	349,221	6.00	465,628	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	806,167	9.41%	342,810	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	10.38%	342,164	4.00	427,705	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	806,167	13.85%	232,886	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.25%	261,916	4.50	378,323	>= 6.50%

As of December 31, 2023
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$855,599	16.23%	$421,660	>=8.00	N/A	N/A
The Bancorp Bank, National Association	941,646	17.92%	420,430	8.00	525,538	>= 10.00%

Tier 1 capital
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	316,245	>=6.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	315,323	6.00	420,430	>= 8.00%

Tier 1 capital
(to average assets)
The Bancorp, Inc.	825,597	11.19%	295,246	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	12.37%	294,736	4.00	368,420	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	825,597	15.66%	210,830	>=4.00	N/A	N/A
The Bancorp Bank, National Association	911,644	17.35%	236,492	4.50	341,600	>= 6.50%

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

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the year ended December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$214	$207,062	$121,522	$124,490	$98,304	$551,592
Interest allocation	261,484	(98,064)	(69,942)	(69,960)	(23,518)	—
Interest expense	156,271	—	3,962	35	15,083	175,351
Net interest income	105,427	108,998	47,618	54,495	59,703	376,241
Provision for credit losses(1)	30,651	2,159	763	6,416	(1,615)	38,374
Non-interest income(1)	147,574	3,264	211	5,541	924	157,514
Direct non-interest expense
Salaries and employee benefits	15,577	3,996	9,659	18,323	84,042	131,597
Data processing expense	1,552	169	2,329	7	1,609	5,666
Software	486	104	2,962	1,777	12,584	17,913
Other	9,203	4,719	2,093	7,698	24,336	48,049
Income before non-interest expense allocations	195,532	101,115	30,023	25,815	(60,329)	292,156
Non-interest expense allocations
Risk, financial crimes, and compliance	26,922	2,177	3,017	4,921	(37,037)	—
Information technology and operations	13,732	723	5,993	7,444	(27,892)	—
Other allocated expenses	15,814	3,021	6,574	7,070	(32,479)	—
Total non-interest expense allocations	56,468	5,921	15,584	19,435	(97,408)	—
Income before taxes	139,064	95,194	14,439	6,380	37,079	292,156
Income tax expense	35,516	24,312	3,688	1,629	9,471	74,616
Net income	$103,548	$70,882	$10,751	$4,751	$27,608	$217,540

(1) Lending agreements related to consumer fintech loans resulted in the company recording a $30.7 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. At the time of the filing of the Original Form 10-K for the year ended December 31, 2024, filed on March 3, 2025, our Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses in internal control over financial reporting exist in the design of two controls related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. These material weaknesses resulted in the Company filing the Original Form 10-K without the approval and consent of the Company’s current and prior independent public accounting firms named in the Original Form 10-K, which contained financial statements for the fiscal year ended December 31, 2024 that did not include entries for consumer fintech loan provision expense and consumer fintech loan credit enhancement to non-interest income.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at the time of the filing of the Original Form 10-K for the fiscal year ended December 31, 2024, filed on March 3, 2025, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management subsequently concluded that the material weaknesses described above existed as of December 31, 2024. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, the Company’s independent registered public accounting firm, as stated in their report dated April 7, 2025 below.

Remediation Plan for Material Weaknesses

In response to the identified material weaknesses with respect to the two controls noted above, management has begun a remediation plan to enhance its internal control over financial reporting to: (i) require receipts of approval and documentation of the same prior to the filing of any required periodic report with the SEC; and (ii) refine the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Other than the matters described in our report on ICFR, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp. Inc.

Wilmington, Delaware

Opinion on Internal Control over Financial Reporting

We have audited The Bancorp, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's report: the completion of all closing procedures prior to the filing of a required periodic report with the SEC and the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) and our report dated April 7, 2025 expressed an unqualified opinion. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2024 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

April 7, 2025

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

1. Financial Statements

Report of Independent Registered Public Accounting Firms

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

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024)

10.5+	The Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.6+	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.7+	Form on Non-Qualified Stock Option Award (non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.8+	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2020)
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated March 8, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 8, 2024)
19.1*	Insider Trading Policy

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
23.1*	Consent of Crowe LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.0	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.0 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Labels Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.INS**	Inline XBRL Instance Document
104	The cover page of this Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 7, 2025 is formatted in Inline XBRL.

*	Filed herewith.
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

The Bancorp, Inc.
April 7, 2025	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ne

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	April 7, 2025
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ Martin Egan	Interim Chief Financial Officer and Chief Accounting Officer	April 7, 2025
MARTIN EGAN	(principal financial and accounting officer)
/s/ James J. McEntee III	Director	April 7, 2025
JAMES J. MCENTEE III

/s/ Matthew Cohn	Director	April 7, 2025
MATTHEW COHN

/s/ William H. Lamb	Director	April 7, 2025
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	April 7, 2025
HERSH KOZLOV

/s/ Mark Tryniski	Director	April 7, 2025
MARK TRYNISKI

/s/ Todd J. Brockman	Director	April 7, 2025
TODD J. BROCKMAN

/s/ Stephanie B. Mudick	Director	April 7, 2025
STEPHANIE B. MUDICK
/s/ Cheryl D. Creuzot	Director	April 7, 2025
CHERYL D. CREUZOT

/s/ Dwayne L. Allen	Director	April 7, 2025
DWAYNE L. ALLEN