Form 10-Q
period 2025-03-31
Bancorp, Inc.
filed 2025-05-08
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of April 28, 2025, there were 46,709,747 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
(Dollars in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$9,684	$6,064
Interest-earning deposits at Federal Reserve Bank	1,011,585	564,059
Total cash and cash equivalents	1,021,269	570,123

Investment securities, available-for-sale, at fair value	1,488,184	1,502,860
Commercial loans, at fair value	211,580	223,115
Loans, net of deferred loan fees and costs	6,380,150	6,113,628
Allowance for credit losses	(52,497)	(44,853)
Loans, net	6,327,653	6,068,775
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	16,250	15,642
Premises and equipment, net	27,130	27,566
Accrued interest receivable	42,464	41,713
Intangible assets, net	1,154	1,254
Other real estate owned	67,129	62,025
Deferred tax asset, net	13,585	18,874
Credit enhancement asset	20,199	12,909
Other assets	149,130	182,687
Total assets	$9,385,727	$8,727,543

LIABILITIES
Deposits
Demand and interest checking	$8,283,262	$7,434,212
Savings and money market	81,320	311,834
Total deposits	8,364,582	7,746,046

Senior debt	96,303	96,214
Subordinated debentures	13,401	13,401
Other long-term borrowings	13,988	14,081
Other liabilities	67,766	68,018
Total liabilities	8,556,040	7,937,760

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,067,178 and 46,980,002 shares issued and outstanding, respectively, at March 31, 2025 and 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024	48,067	47,713
Additional paid-in capital	7,470	3,233
Retained earnings	836,328	779,155
Accumulated other comprehensive loss	(1,840)	(17,637)
Treasury stock at cost, 1,087,176 shares at March 31, 2025 and 402,731 shares at December 31, 2024, respectively	(60,338)	(22,681)
Total shareholders' equity	829,687	789,783

Total liabilities and shareholders' equity	$9,385,727	$8,727,543

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$108,912	$114,252
Investment securities:
Taxable interest	18,127	9,634
Tax-exempt interest	83	39
Interest-earning deposits	12,680	11,884
	139,802	135,809
Interest expense
Deposits	46,375	39,161
Short-term borrowings	—	19
Long-term borrowings	195	686
Senior debt	1,234	1,233
Subordinated debentures	255	292
	48,059	41,391
Net interest income	91,743	94,418
Provision for credit losses on non-consumer fintech loans	874	2,363
Provision for credit losses on consumer fintech loans	45,868	—
Provision (reversal) for unfunded commitments	111	(194)
Net interest income after provision (reversal) for credit losses	44,890	92,249

Non-interest income
Fintech fees
ACH, card and other payment processing fees	5,132	2,964
Prepaid, debit card and related fees	25,714	24,286
Consumer credit fintech fees	3,600	—
Total fintech fees	34,446	27,250
Net realized and unrealized gains
on commercial loans, at fair value	361	1,096
Leasing related income	1,972	388
Consumer fintech loan credit enhancement	45,868	—
Other	995	648
Total non-interest income	83,642	29,382

Non-interest expense
Salaries and employee benefits	33,669	30,280
Depreciation	1,104	949
Rent and related occupancy cost	1,568	1,640
Data processing expense	1,205	1,421
Audit expense	654	359
Legal expense	1,957	821
FDIC insurance	1,053	845
Software	5,013	4,489
Insurance	1,257	1,338
Telecom and IT network communications	333	271
Consulting	456	578
Other	5,025	3,721
Total non-interest expense	53,294	46,712
Income before income taxes	75,238	74,919
Income tax expense	18,065	18,490
Net income	$57,173	$56,429

Net income per share - basic	$1.21	$1.07

Net income per share - diluted	$1.19	$1.06
Weighted average shares - basic	47,214,050	52,747,140
Weighted average shares - diluted	47,959,292	53,326,588

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands)

Net income	$57,173	$56,429
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	21,062	126
Reclassification adjustments for losses included in income	—	2
Other comprehensive income	21,062	128

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	5,265	27
Income tax expense related to items of other comprehensive income	5,265	27

Other comprehensive income, net of tax and reclassifications into net income	15,797	101
Comprehensive income	$72,970	$56,530

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2025
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	loss	stock	Total

Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from restricted units,
net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	$48,067	$7,470	$836,328	$(1,840)	$(60,338)	$829,687

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2024
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	loss	stock	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$—	$807,281
Net income	—	—	—	56,429	—	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—	—
Stock-based compensation	—	—	3,317	—	—	—	3,317
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	—	(50,363)
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	—	101
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$—	$816,765

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2025	2024
	(Dollars in thousands)
Operating activities
Net income	$57,173	$56,429
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,104	949
Provision for credit losses on non-consumer fintech loans	874	2,363
Provision for credit losses on consumer fintech loans	45,868	—
Provision (reversal) for unfunded commitments	111	(194)
Net (accretion) amortization of investment securities discounts/premiums	(1,111)	318
Stock-based compensation expense	4,591	3,317
Realized gains on commercial loans, at fair value	(361)	(1,069)
Loss on sale of fixed assets	9	—
Change in fair value of derivatives	—	(27)
Loss on sales/calls of investment securities	—	2
Increase in accrued interest receivable	(751)	(1,496)
Decrease in other assets	32,646	24,272
Increase in consumer fintech loan credit enhancement receivables	(7,290)	—
Decrease in other liabilities	(363)	(9,440)
Net cash provided by operating activities	132,500	75,424

Investing activities
Purchase of investment securities available-for-sale	(10,996)	(7,340)
Proceeds from redemptions and prepayments of securities available-for-sale	47,934	36,524
Capitalized investment in other real estate owned	(1,382)	—
Sale of repossessed assets	1,276	2,388
Net increase in loans	(310,221)	(101,256)
Proceeds from sale of fixed assets	88	—
Commercial loans, at fair value drawn during the period	(1,763)	—
Payments on commercial loans, at fair value	13,596	48,801
Purchases of premises and equipment	(765)	(1,604)
Net cash used in investing activities	(262,233)	(22,487)

Financing activities
Net increase in deposits	618,536	209,846
Net decrease in securities sold under agreements to repurchase	—	(42)
Repurchases of common stock and excise tax	(37,657)	(50,363)
Net cash provided by financing activities	580,879	159,441

Net increase in cash and cash equivalents	451,146	212,378

Cash and cash equivalents, beginning of period	570,123	1,038,090

Cash and cash equivalents, end of period	$1,021,269	$1,250,468

Supplemental disclosure:
Interest paid	$50,054	$42,339
Taxes paid	$1,398	$1,096
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$3,722	$2,610
Leased vehicles transferred to repossessed assets	$849	$1,970

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc. (the “Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly owned subsidiary is The Bancorp Bank, National Association (the “Bank”). The Bank is a nationally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a nationally chartered bank, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its national specialty finance segment and its fintech segment.

In the national specialty finance segment, the Bank makes the following types of loans: securities-backed lines of credit (“SBLOCs”), cash value of insurance-backed lines of credit (“IBLOCs”) and investment advisor financing; leases (direct lease financing); small business loans (“SBLs”), consisting primarily of Small Business Administration (“SBA”) loans; and non-SBA commercial real estate bridge loans (“REBLs”). Consumer fintech lending is reflected in the fintech segment.

While the national specialty finance segment generates the majority of the Company’s revenues, the fintech segment also contributes significant revenues. In its fintech segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, affinity group banking, deposit accounts to investment advisors’ customers, card payments and other payment processing services. Fintech segment deposits fund the majority of the Company’s loans and securities and may produce lower costs than other funding sources. Most of the fintech segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits. In 2024, the Company began offering loans through credit sponsorship with third parties, in its fintech segment.

Certain reclassifications and updates have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses are affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the “2024 Form 10-K, as amended”). The results of operations for the three-month period ended March 31, 2025 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2025.

There have been no significant changes as of March 31, 2025 from the Company’s significant accounting policies as described in the 2024 Form 10-K, as amended.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Compensation (“ASC 718”). The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2025, the Company had three active stock-based compensation plans.

During the three months ended March 31, 2025, the Company granted 32,624 stock options with a vesting period of four years and a weighted average grant-date fair value of $30.65. During the three months ended March 31, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. There were no common stock options exercised in the three-month periods ended March 31, 2025 and March 31, 2024.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2025	668,293	$17.30	6.12	$23,613,391
Granted	32,624	60.25	9.87	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2025	700,917	$19.30	6.06	$23,753,732
Exercisable at March 31, 2025	580,294	$14.28	5.55	$22,375,869

The Company granted 330,839 RSUs in the first three months of 2025, with a vesting period of three years. At issuance, the 330,839 RSUs granted in the first three months of 2025 had a weighted average fair value of $60.25 per unit. The Company granted 355,965 RSUs in the first three months of 2024 with a vesting period of three years. At issuance, the 355,965 RSUs granted in the first three months of 2024 had a weighted average fair value of $43.89 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2025	794,386	$38.29	1.44
Granted	330,839	60.25	2.87
Vested	(353,697)	37.14	—
Forfeited	(5,041)	50.71	—
Outstanding at March 31, 2025	766,487	$48.21	1.96

As of March 31, 2025, there was a total of $35.2 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.7 years. Related compensation expense for the three months ended March 31, 2025 and 2024 was $4.6 million and $3.3 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2025 and 2024, was $13.1 million and $9.4 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $21.8 million and $13.7 million, respectively.

For the three-month periods ended March 31, 2025 and 2024, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2025	2024
Risk-free interest rate	4.51%	4.17%
Expected dividend yield	—	—
Expected volatility	45.21%	44.76%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended March 31, 2025 is based on awards that are ultimately expected to vest. As only one individual has outstanding options, the Company estimates outstanding lives utilizing acceptable expedients in lieu of forfeiture history.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2025
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$57,173	47,214,050	$1.21
Effect of dilutive securities
Common stock options and RSUs	—	745,242	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$57,173	47,959,292	$1.19

Stock options for 622,677 shares, exercisable at prices between $6.87 and $35.17 per share, were outstanding at March 31, 2025, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ended March 31, 2025. Stock options for 78,240 shares were anti-dilutive and not included in the earnings per share calculation.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at March 31, 2025 and December 31, 2024 are summarized as follows (dollars in thousands):

Available-for-sale	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,961	$47	$(790)	$27,218
Asset-backed securities(1)	190,558	94	(59)	190,593
Tax-exempt obligations of states and political subdivisions	10,351	1	(193)	10,159
Taxable obligations of states and political subdivisions	27,932	7	(277)	27,662
Residential mortgage-backed securities	427,504	6,337	(4,345)	429,496
Collateralized mortgage obligation securities	25,165	—	(923)	24,242
Commercial mortgage-backed securities	781,195	9,421	(11,802)	778,814
	$1,490,666	$15,907	$(18,389)	$1,488,184

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,274	$—	$(3)	$2,271
Collateralized loan obligation securities	188,284	94	(56)	188,322
	$190,558	$94	$(59)	$190,593

Available-for-sale	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$31,233	$—	$(1,271)	$29,962
Asset-backed securities(1)	214,346	177	(24)	214,499
Tax-exempt obligations of states and political subdivisions	6,860	—	(73)	6,787
Taxable obligations of states and political subdivisions	29,267	7	(441)	28,833
Residential mortgage-backed securities	438,562	1,137	(6,280)	433,419
Collateralized mortgage obligation securities	27,279	—	(1,127)	26,152
Commercial mortgage-backed securities	778,857	1,653	(17,302)	763,208
	$1,526,404	$2,974	$(26,518)	$1,502,860

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,440	$—	$(2)	$2,438
Collateralized loan obligation securities	211,906	177	(22)	212,061
	$214,346	$177	$(24)	$214,499

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $16.3 million at March 31, 2025, and $15.6 million at December 31, 2024. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2025, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$47,917	$47,625
Due after one year through five years	170,537	169,333
Due after five years through ten years	674,913	678,565
Due after ten years	597,299	592,661
	$1,490,666	$1,488,184

The Company pledges loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged at March 31, 2025, and December 31, 2024. There were no gross realized gains on sales of securities for the three months ended March 31, 2025 and March 31, 2024. There were no realized losses on securities sales/calls for the three months ended March 31, 2025. Realized losses on securities sales/calls were $2,000 for the three months ended March 31, 2024.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2025 (dollars in thousands):

Available-for-sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$10,179	$(102)	$12,822	$(688)	$23,001	$(790)
Asset-backed securities	66,100	(47)	6,736	(12)	72,836	(59)
Tax-exempt obligations of states and
political subdivisions	8,318	(173)	1,140	(20)	9,458	(193)
Taxable obligations of states and
political subdivisions	—	—	24,729	(277)	24,729	(277)
Residential mortgage-backed securities	838	(3)	35,841	(4,342)	36,679	(4,345)
Collateralized mortgage obligation securities	—	—	24,242	(923)	24,242	(923)
Commercial mortgage-backed securities	74,395	(1,138)	163,724	(10,664)	238,119	(11,802)
Total unrealized loss position
investment securities(1)	$159,830	$(1,463)	$269,234	$(16,926)	$429,064	$(18,389)

(1) At March 31, 2025 there were 227 securities in a loss position.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2024 (dollars in thousands):

Available-for-sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$15,384	$(307)	$14,578	$(964)	$29,962	$(1,271)
Asset-backed securities	35,108	(8)	33,854	(16)	68,962	(24)
Tax-exempt obligations of states and
political subdivisions	5,664	(36)	1,123	(37)	6,787	(73)
Taxable obligations of states and
political subdivisions	1,157	(18)	25,734	(423)	26,891	(441)
Residential mortgage-backed securities	172,076	(1,156)	37,527	(5,124)	209,603	(6,280)
Collateralized mortgage obligation securities	—	—	26,152	(1,127)	26,152	(1,127)
Commercial mortgage-backed securities	351,595	(4,402)	166,554	(12,900)	518,149	(17,302)
Total unrealized loss position
investment securities(1)	$580,984	$(5,927)	$305,522	$(20,591)	$886,506	$(26,518)

(1) At December 31, 2024 there were 267 securities in a loss position.

The Company has evaluated the securities in the above tables as of March 31, 2025 and has concluded that none of these securities required an allowance for credit loss (“ACL”).

The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. With the exception of the CRE-2 security discussed in “Note 6. Loans,” the Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. The Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery.

Note 6. Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At March 31, 2025, such loans comprised $128.1 million of the $211.6 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $211.6 million commercial loans at fair value was $211.9 million. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the estimated fair value of such loans. For the three months ended March 31, 2025 and March 31, 2024, there were no related net unrealized losses or gains recognized for changes in fair value. In the third quarter of 2021, the Company resumed the origination of non-SBA commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines maintained are consistent with the Bank’s liquidity policy which maximizes potential liquidity. At March 31, 2025, $2.49 billion of loans were pledged to the Federal Reserve Bank and $2.20 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at March 31, 2025.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of March 31, 2025, the principal balance of the Bank’s CRE-2-issued security was $3.2 million. The $3.2 million remains in non-accrual status. While the appraised values allocable to the Bank’s security exceed the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $574.0 million of consumer fintech loans at March 31, 2025, $305.3 million consisted of secured credit card loans, with the balance consisting of other short-term extensions of credit. Consumers do not pay interest on the majority of consumer fintech loan balances, including secured credit card loans. The majority of the income on those loans is reflected in non-interest income under “Consumer credit fintech fees” and originate with the marketers and servicers for those loans. The secured credit card balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from balances required to be maintained to collateralize related card use. Related fee income is reflected in the “Consumer credit fintech fees” line of the income statement.

Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
SBL non-real estate	$191,750	$190,322
SBL commercial mortgage	681,454	662,091
SBL construction	42,026	34,685
SBLs	915,230	887,098
Direct lease financing	709,978	700,553
SBLOC / IBLOC(1)	1,577,170	1,564,018
Advisor financing(2)	265,950	273,896
Real estate bridge loans	2,212,054	2,109,041
Consumer fintech(3)	574,048	454,357
Other loans(4)	112,322	111,328
	6,366,752	6,100,291
Unamortized loan fees and costs	13,398	13,337
Total loans, including unamortized loan fees and costs	$6,380,150	$6,113,628

	March 31,	December 31,
	2025	2024
SBLs, including costs net of deferred fees of $10,647 and $9,979
for March 31, 2025 and December 31, 2024, respectively	$925,877	$897,077
SBLs included in commercial loans, at fair value	83,448	89,902
Total SBLs(5)	$1,009,325	$986,979

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At March 31, 2025 and December 31, 2024, IBLOC loans amounted to $535.2 million and $548.1 million, respectively.

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

(3) Consumer fintech loans included $305.3 million of secured credit card loans, with the balance consisting of other short-term extensions of credit.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $3.3 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

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

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	March 31, 2025				December 31, 2024
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$2,416	$709	$3,732	$6,148	$1,308	$351	$1,327	$2,635
SBL commercial mortgage	2,004	488	4,889	6,893	1,922	1,039	2,963	4,885
SBL construction	1,578	117	—	1,578	1,585	118	—	1,585
Direct leasing	6,659	2,996	310	6,969	5,561	2,377	465	6,026
IBLOC	503	413	—	503	503	413	—	503
Real estate bridge loans	—	—	9,754	9,754	—	—	12,300	12,300
	$13,160	$4,723	$18,685	$31,845	$10,879	$4,298	$17,055	$27,934

The Company had $67.1 million of other real estate owned (“OREO”) at March 31, 2025, and $62.0 million of OREO at December 31, 2024. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$6,148	$2,635
SBL commercial mortgage	6,893	4,885
SBL construction	1,578	1,585
Direct leasing	6,969	6,026
IBLOC	503	503
Real estate bridge loans(1)	9,754	12,300
Total non-accrual loans	31,845	27,934

Loans past due 90 days or more and still accruing	994	5,830
Total non-performing loans	32,839	33,764
OREO	67,129	62,025
Non-accrual investment	3,175	3,462
Total non-performing assets	$103,143	$99,251

(1) The $12.3 million REBL shown for 2024 was repaid on January 2, 2025 without loss of principal. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard. The non-accrual balances as of March 31, 2025 are also reflected in the substandard loan totals.

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2025 and 2024, was $427,000 and $440,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2025. During the three months ended March 31, 2025, $288,000 of REBL, $21,000 of direct leasing, $90,000 of SBL commercial real estate, and $108,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the three months ended March 31, 2024, $222,000 of REBL, $37,000 of direct leasing, $57,000 of SBL commercial real estate, and $22,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

During the three-month periods ended March 31, 2025 and March 31, 2024, loans modified and related information are as follows (dollars in thousands):

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category
SBL non-real estate	$5,348	$—	$5,348	2.79%	$2,224	$—	$2,224	1.58%
SBL commercial mortgage	2,738	—	2,738	0.40%	3,328	—	3,328	0.52%
Real estate bridge lending	—	—	—	—	26,923	32,500	59,423	2.83%
Total	$8,086	$—	$8,086	0.13%	$32,475	$32,500	$64,975	1.19%

The following table shows an analysis of loans that were modified during the three-month periods ended March 31, 2025 and March 31, 2024 presented by loan classification (dollars in thousands):

	Three months ended March 31, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$5,348	$5,348
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$8,086	$8,086

	Three months ended March 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$790	$790	$1,434	$2,224
SBL commercial mortgage	—	—	—	—	—	3,328	3,328
Real estate bridge lending	—	—	—	—	—	59,423	59,423
	$—	$—	$—	$790	$790	$64,185	$64,975

The following table describes the financial effect of the modifications made during the three-month periods ended March 31, 2025 and March 31, 2024 (dollars in thousands):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	—	—	2.79%	—	—	1.58%
SBL commercial mortgage	—	—	0.40%	—	—	0.52%
Real estate bridge lending	—	—	—	1.68%	—	1.28%

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified for the periods ended March 31, 2025 or December 31, 2024.

For the three months ended March 31, 2025, there were $8.1 million of total loans classified as modified with no specific reserves, while there were $65.0 million of total loans classified as modified for the three months ended March 31, 2024 with specific reserves of $10,000.

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

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at March 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$7,263	$46,883	$70,504	$25,737	$15,742	$9,249	$—	$175,378
Special mention	—	—	2,053	307	—	171	—	2,531
Substandard	—	542	3,131	2,969	1,226	2,189	—	10,057
Total SBL non-real estate	7,263	47,425	75,688	29,013	16,968	11,609	—	187,966

SBL commercial mortgage
Pass	30,838	137,556	81,758	119,398	81,830	190,321	—	641,701
Special mention	—	707	3,012	2,742	1,099	9,380	—	16,940
Substandard	—	—	—	8,511	5,590	4,694	—	18,795
Total SBL commercial mortgage	30,838	138,263	84,770	130,651	88,519	204,395	—	677,436

SBL construction
Pass	108	18,447	15,062	2,892	3,589	—	—	40,098
Substandard	—	—	—	—	1,218	710	—	1,928
Total SBL construction	108	18,447	15,062	2,892	4,807	710	—	42,026

Direct lease financing
Non-rated	3,960	536	—	—	—	—	—	4,496
Pass	79,440	251,604	172,384	122,741	37,678	14,110	—	677,957
Special mention	368	1,995	1,204	926	91	59	—	4,643
Substandard	—	3,828	7,988	8,017	2,893	156	—	22,882
Total direct lease financing	83,768	257,963	181,576	131,684	40,662	14,325	—	709,978

SBLOC
Non-rated	—	—	—	—	—	—	1,182	1,182
Pass	—	—	—	—	—	—	1,040,820	1,040,820
Total SBLOC	—	—	—	—	—	—	1,042,002	1,042,002

IBLOC
Pass	—	—	—	—	—	—	534,621	534,621
Substandard	—	—	—	—	—	—	547	547
Total IBLOC	—	—	—	—	—	—	535,168	535,168

Advisor financing
Pass	14,135	74,813	78,349	52,619	20,822	15,952	—	256,690
Special mention	—	—	—	1,011	8,249	—	—	9,260
Total advisor financing	14,135	74,813	78,349	53,630	29,071	15,952	—	265,950

Real estate bridge loans
Pass	130,356	458,465	422,082	766,640	234,551	—	—	2,012,094
Special mention(1)	—	—	—	36,318	31,153	—	—	67,471
Substandard(1)	—	55,040	—	43,167	34,282	—	—	132,489
Total real estate bridge loans	130,356	513,505	422,082	846,125	299,986	—	—	2,212,054

Consumer fintech
Non-rated	23,603	1,317	—	—	—	—	548,782	573,702
Substandard	—	192	—	—	—	—	154	346
Total consumer fintech	23,603	1,509	—	—	—	—	548,936	574,048

Other loans
Non-rated	3,331	—	—	—	—	10,042	—	13,373
Pass	10	66,265	162	255	349	38,295	1,217	106,553
Special mention	—	—	—	—	—	198	—	198
Total other loans(2)	3,341	66,265	162	255	349	48,535	1,217	120,124

	$293,412	$1,118,190	$857,689	$1,194,250	$480,362	$295,526	$2,127,323	$6,366,752

Unamortized loan fees and costs	—	—	—	—	—	—	—	13,398
Total								$6,380,150

(1) For the special mention and substandard real estate bridge loans, recent appraisals reflect a respective weighted average “as is” LTV of 78% and a further estimated 69% “as stabilized” LTV. “As stabilized” LTVs represent additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The substandard real estate bridge loans shown in 2024 reflected loans to new borrowers with greater financial capacity, with their original financing in the 2021 and 2022 vintages.

(2) Included in Other loans are $7.8 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of March 31, 2025. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$46,766	$74,772	$27,794	$18,103	$5,321	$5,353	$—	$178,109
Special mention	—	—	—	—	—	130	—	130
Substandard	—	2,437	2,480	1,234	573	1,097	—	7,821
Total SBL non-real estate	46,766	77,209	30,274	19,337	5,894	6,580	—	186,060

SBL commercial mortgage
Pass	140,314	84,538	130,233	84,026	58,524	140,165	—	637,800
Special mention	—	—	528	1,104	—	7,690	—	9,322
Substandard	—	—	1,380	4,942	163	4,104	—	10,589
Total SBL commercial mortgage	140,314	84,538	132,141	90,072	58,687	151,959	—	657,711

SBL construction
Pass	12,392	13,846	2,899	3,609	—	—	—	32,746
Substandard	—	—	—	1,229	—	710	—	1,939
Total SBL construction	12,392	13,846	2,899	4,838	—	710	—	34,685

Direct lease financing
Non-rated	5,184	—	—	—	—	—	—	5,184
Pass	271,791	193,663	136,601	45,594	15,846	4,269	—	667,764
Special mention	1,866	2,294	2,618	1,783	73	83	—	8,717
Substandard	3,892	6,657	6,462	1,733	92	52	—	18,888
Total direct lease financing	282,733	202,614	145,681	49,110	16,011	4,404	—	700,553

SBLOC
Non-rated	—	—	—	—	—	—	3,466	3,466
Pass	—	—	—	—	—	—	1,012,418	1,012,418
Total SBLOC	—	—	—	—	—	—	1,015,884	1,015,884

IBLOC
Pass	—	—	—	—	—	—	547,196	547,196
Substandard	—	—	—	—	—	—	938	938
Total IBLOC	—	—	—	—	—	—	548,134	548,134

Advisor financing
Pass	84,414	84,908	54,064	22,560	18,588	—	—	264,534
Special mention	—	—	1,021	8,341	—	—	—	9,362
Total advisor financing	84,414	84,908	55,085	30,901	18,588	—	—	273,896

Real estate bridge loans
Pass	432,609	418,326	761,331	278,031	—	—	—	1,890,297
Special mention(1)	16,913	—	36,318	31,153	—	—	—	84,384
Substandard(1)	54,485	—	55,947	23,928	—	—	—	134,360
Total real estate bridge loans	504,007	418,326	853,596	333,112	—	—	—	2,109,041

Consumer fintech
Non-rated	18,119	—	—	—	—	—	436,025	454,144
Substandard	—	—	—	—	—	—	213	213
Total consumer fintech	18,119	—	—	—	—	—	436,238	454,357

Other loans
Non-rated	1,187	—	—	—	—	10,394	—	11,581
Pass	66,267	163	256	351	2,606	37,133	1,381	108,157
Special mention	—	—	—	—	—	232	—	232
Substandard	—	—	—	—	—	—	—	—
Total other loans(2)	67,454	163	256	351	2,606	47,759	1,381	119,970

Total	$1,156,199	$881,604	$1,219,932	$527,721	$101,786	$211,412	$2,001,637	$6,100,291

Unamortized loan fees and costs	—	—	—	—	—	—	—	13,337
Total								$6,113,628

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

(2) Included in Other loans are $8.6 million of SBA loans purchased for CRA purposes as of December 31, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short-term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the majority of these loans have been reimbursed by the U.S. government, with $25,000 remaining to be reimbursed as of March 31, 2025. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Real estate bridge loans. Real estate bridge loans are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are collateralized by those properties. Prior to 2020, such loans were originated for securitization and loans which had been originated but not securitized continue to be accounted for at fair value in “Commercial loans, at fair value”, on the balance sheet. In 2021, originations resumed and are being held for investment in “Loans, net of deferred fees and costs”, on the balance sheet. The Bank has minimal exposure to non-multifamily commercial real estate such as office buildings, and instead has a portfolio largely comprised of rehabilitation bridge loans for apartment buildings. These loans generally have three-year terms with two one-year extensions to allow for the rehabilitation work to be completed and rentals stabilized for an extended period, before being refinanced at lower rates through U.S. Government Sponsored Entities or other lenders. The rehabilitation real estate lending portfolio consists primarily of workforce housing, which the Company considers to be working class apartments at more affordable rental rates. As charge-offs have generally not been experienced for multifamily (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in classified loan balances, changes in economic conditions and underlying collateral and portfolio performance. In the third quarter of 2024, as a result of increased levels of loans classified as special mention or substandard, a new qualitative factor related to the level of such classified loans was added.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of March 31, 2025 and as of December 31, 2024 was $2.1 million and $2.0 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	March 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853
Charge-offs(1)	(62)	—	—	(736)	—	—	—	(44,224)	—	—	(45,022)
Recoveries	18	—	—	260	—	—	—	5,646	—	—	5,924
Provision (credit)(1)	34	(536)	73	1,104	7	(60)	270	45,868	(18)	—	46,742
Ending balance	$4,962	$2,667	$415	$13,753	$1,202	$1,994	$6,873	$20,199	$432	$—	$52,497

Ending balance: Individually evaluated for expected credit loss	$761	$489	$117	$2,996	$413	$—	$—	$—	$—	$—	$4,776

Ending balance: Collectively evaluated for expected credit loss	$4,201	$2,178	$298	$10,757	$789	$1,994	$6,873	$20,199	$432	$—	$47,721

Loans:
Ending balance	$191,750	$681,454	$42,026	$709,978	$1,577,170	$265,950	$2,212,054	$574,048	$112,322	$13,398	$6,380,150

Ending balance: Individually evaluated for expected credit loss	$6,206	$6,893	$1,578	$6,969	$503	$—	$9,754	$—	$217	$—	$32,120

Ending balance: Collectively evaluated for expected credit loss	$185,544	$674,561	$40,448	$703,009	$1,576,667	$265,950	$2,202,300	$574,048	$112,105	$13,398	$6,348,030

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $45.9 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

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

	March 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs	(111)	—	—	(919)	—	—	—	—	(6)	—	(1,036)
Recoveries	4	—	—	32	—	—	—	—	—	—	36
Provision (credit)	106	(264)	58	2,276	(38)	80	149	—	(4)	—	2,363
Ending balance	$6,058	$2,556	$343	$11,843	$775	$1,742	$4,889	$—	$535	$—	$28,741

Ending balance: Individually evaluated for expected credit loss	$618	$41	$44	$2,618	$—	$—	$—	$—	$—	$—	$3,321

Ending balance: Collectively evaluated for expected credit loss	$5,440	$2,515	$299	$9,225	$775	$1,742	$4,889	$—	$535	$—	$25,420

Loans:
Ending balance	$140,956	$637,926	$27,290	$702,512	$1,550,313	$232,206	$2,101,896	$—	$56,163	$10,082	$5,459,344

Ending balance: Individually evaluated for expected credit loss	$1,983	$3,483	$3,385	$4,847	$—	$—	$39,400	$—	$227	$—	$53,325

Ending balance: Collectively evaluated for expected credit loss	$138,973	$634,443	$23,905	$697,665	$1,550,313	$232,206	$2,062,496	$—	$55,936	$10,082	$5,406,019

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at March 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$(62)	$—	$—	$—	$(62)
Current period recoveries	—	14	—	—	—	4	—	18
Current period SBL non-real estate net charge-offs	—	14	—	(62)	—	4	—	(44)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	—	(6)	(75)	(564)	(91)	—	—	(736)
Current period recoveries	—	—	8	243	9	—	—	260
Current period direct lease financing net charge-offs	—	(6)	(67)	(321)	(82)	—	—	(476)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—	—

Consumer fintech
Current period charge-offs	—	(1,068)	—	—	—	—	(43,156)	(44,224)
Current period recoveries	—	59	—	—	—	—	5,587	5,646
Current period consumer fintech net charge-offs	—	(1,009)	—	—	—	—	(37,569)	(38,578)

Other loans
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period other loans net charge-offs	—	—	—	—	—	—	—	—

Total
Current period charge-offs	—	(1,074)	(75)	(626)	(91)	—	(43,156)	(45,022)
Current period recoveries	—	73	8	243	9	4	5,587	5,924
Current period net charge-offs	$—	$(1,001)	$(67)	$(383)	$(82)	$4	$(37,569)	$(39,098)

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Current period charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$—	$(708)
Current period recoveries	—	7	—	7	63	152	—	229
Current period SBL non-real estate net charge-offs	(14)	(46)	(149)	(94)	(257)	81	—	(479)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	—	(4,575)
Current period recoveries	—	39	177	85	8	9	—	318
Current period direct lease financing net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	—	(4,257)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—	—

Consumer fintech
Current period charge-offs	(19,619)	—	—	—	—	—	—	(19,619)
Current period recoveries	1,877	—	—	—	—	—	—	1,877
Current period consumer fintech net charge-offs	(17,742)	—	—	—	—	—	—	(17,742)

Other loans
Current period charge-offs	—	(6)	—	—	—	(12)	—	(18)
Current period recoveries	—	—	—	—	—	1	—	1
Current period other loans net charge-offs	—	(6)	—	—	—	(11)	—	(17)

Total
Current period charge-offs	(19,636)	(803)	(2,888)	(1,116)	(381)	(96)	—	(24,920)
Current period recoveries	1,877	46	177	92	71	162	—	2,425
Current period net charge-offs	$(17,759)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$—	$(22,495)

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2025 or December 31, 2024. In the first three months of 2025, the Company purchased $15.4 million of SBLs, none of which were credit deteriorated. Additionally, in the first three months of 2025, the Company did not participate in SBLs with other institutions.

The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the three months ended March 31, 2025, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	March 31, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$659	$61	$204	$6,148	$7,072	$184,678	$191,750
SBL commercial mortgage	2,742	—	—	6,893	9,635	671,819	681,454
SBL construction	—	—	—	1,578	1,578	40,448	42,026
Direct lease financing	11,152	5,925	442	6,969	24,488	685,490	709,978
SBLOC / IBLOC	9,242	3,036	—	503	12,781	1,564,389	1,577,170
Advisor financing	—	—	—	—	—	265,950	265,950
Real estate bridge loans	—	—	—	9,754	9,754	2,202,300	2,212,054
Consumer fintech	16,114	841	346	—	17,301	556,747	574,048
Other loans	47	—	2	—	49	112,273	112,322
Unamortized loan fees and costs	—	—	—	—	—	13,398	13,398
	$39,956	$9,863	$994	$31,845	$82,658	$6,297,492	$6,380,150

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

(1) The $12.3 million REBL shown for 2024 was repaid on January 2, 2025 without loss of principal. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. The borrower is attempting to sell the property as the source of repayment for the loan. However, there can be no assurance that any such sale will be consummated. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (dollars in thousands):

Remaining 2025	$172,630
2026	174,502
2027	140,266
2028	68,336
2029	28,780
2030 and thereafter	5,875
Total undiscounted cash flows	590,389
Residual value(1)	221,360
Difference between undiscounted cash flows and discounted cash flows	(101,771)
Present value of lease payments recorded as lease receivables	$709,978

(1) Of the $221,360,000, $47,230,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of March 31, 2025 and December 31, 2024, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2025, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $6.3 million at March 31, 2025 and $6.9 million at December 31, 2024.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company did not pay Duane Morris LLP for legal services for the three months ended March 31, 2025. The Company paid Duane Morris LLP $3,000 for legal services for the three months ended March 31, 2024.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $1.02 billion and $570.1 million as of March 31, 2025 and December 31, 2024, respectively, which approximated fair values.

The estimated Level 2 fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the first quarter of 2025 and 2024, there were no transfers between the three levels.

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

The following tables provide information regarding carrying amounts and estimated fair values (dollars in thousands) as of the dates indicated:

	March 31, 2025
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,488,184	$1,488,184	$—	$1,485,009	$3,175
Federal Reserve, FHLB and ACBB stock	16,250	16,250	—	—	16,250
Commercial loans, at fair value	211,580	211,580	—	—	211,580
Loans, net of deferred loan fees and costs	6,380,150	6,352,788	—	—	6,352,788
Accrued interest receivable	42,464	42,464	—	42,464	—
Credit enhancement asset	20,199	20,199	—	20,199	—
Demand and interest checking	8,283,262	8,283,262	—	8,283,262	—
Savings and money market	81,320	81,320	—	81,320	—
Senior debt	96,303	99,851	—	99,851	—
Subordinated debentures	13,401	10,864	—	—	10,864
Other long-term borrowings	13,988	13,988	—	13,988	—
Accrued interest payable	2,012	2,012	—	2,012	—

	December 31, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
Accrued interest receivable	41,713	41,713	—	41,713	—
Credit enhancement asset	12,909	12,909	—	12,909	—
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Accrued interest payable	2,612	2,612	—	2,612	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$27,218	$—	$27,218	$—
Asset-backed securities	190,593	—	190,593	—
Obligations of states and political subdivisions	37,821	—	37,821	—
Residential mortgage-backed securities	429,496	—	429,496	—
Collateralized mortgage obligation securities	24,242	—	24,242	—
Commercial mortgage-backed securities	778,814	—	775,639	3,175
Total investment securities, available-for-sale	1,488,184	—	1,485,009	3,175
Commercial loans, at fair value	211,580	—	—	211,580
Credit enhancement asset	20,199	—	20,199	—
	$1,719,963	$—	$1,505,208	$214,755

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$29,962	$—	$29,962	$—
Asset-backed securities	214,499	—	214,499	—
Obligations of states and political subdivisions	35,620	—	35,620	—
Residential mortgage-backed securities	433,419	—	433,419	—
Collateralized mortgage obligation securities	26,152	—	26,152	—
Commercial mortgage-backed securities	763,208	—	759,746	3,462
Total investment securities, available-for-sale	1,502,860	—	1,499,398	3,462
Commercial loans, at fair value	223,115	—	—	223,115
Credit enhancement asset	12,909	—	12,909	—
	$1,738,884	$—	$1,512,307	$226,577

The Company’s year-to-date Level 3 asset activity for the categories shown are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Beginning balance	$3,462	$12,071	$223,115	$332,766
Transfers to OREO	—	—	—	(2,863)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	361	3,016
Included in other comprehensive (loss) income	—	503	—	—
Purchases, advances, sales and settlements
Advances	—	—	1,763	—
Settlements	(287)	(9,112)	(13,659)	(109,804)
Ending balance	$3,175	$3,462	$211,580	$223,115

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(683)

The Company’s year-to-date OREO activity is summarized below (dollars in thousands) as of the dates indicated:

	March 31, 2025	December 31, 2024
Beginning balance	$62,025	$16,949
Transfer from loans, net	3,722	42,120
Transfer from commercial loans, at fair value	—	2,863
Advances	1,382	1,695
Sales	—	(1,602)
Ending balance	$67,129	$62,025

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2025	Valuation techniques	Unobservable inputs	March 31, 2025	March 31, 2025

Commercial mortgage-backed investment
security(1)	$3,175	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial - SBA(2)	83,448	Discounted cash flow	Discount rate	6.43%	6.43%
Non-SBA commercial real estate(3)	128,132	Discounted cash flow and appraisal	Discount rate	6.50%-9.75%	7.93%
Commercial loans, at fair value	211,580

OREO(4)	67,129	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2024	Valuation techniques	Unobservable inputs	December 31, 2024	December 31, 2024
Commercial mortgage-backed investment
security	$3,462	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial - SBA	89,902	Discounted cash flow	Discount rate	6.77%	6.77%
Non-SBA commercial real estate	133,213	Discounted cash flow and appraisal	Discount rate	6.80%-11.50%	8.77%
Commercial loans, at fair value	223,115

OREO	62,025	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the March 31, 2025 table.

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (dollars in thousands). The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values.

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$8,452	$—	$—	$8,452
OREO	67,129	—	—	67,129
	$75,581	$—	$—	$75,581

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$6,587	$—	$—	$6,587
OREO	62,025	—	—	62,025
	$68,612	$—	$—	$68,612

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At March 31, 2025, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown at an estimated fair value of $8.5 million. To arrive at that fair value, related loan principal of $13.2 million was reduced by specific reserves of $4.7 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten-year period. Amortization expense is $340,000 per year ($369,000 over the next two years). The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2025, and December 31, 2024, respectively, the accumulated amortization expense was $3.0 million and $3.0 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve-year period and accumulated amortization expense was $301,000 at March 31, 2025 and $287,000 at December 31, 2024. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at March 31, 2025 and December 31, 2024 are presented below:

	March 31,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,337	$4,093	$3,237
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,337	$4,491	$3,237

Note 10. Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

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

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company repurchased $250.0 million in value of the Company’s common stock in 2024.

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in

2025, for a maximum amount of $150.0 million. Under the 2025 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program may be modified or terminated at any time. During the three months ended March 31, 2025, the Company repurchased 684,445 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $54.79 per share.

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $60.0 million, $100.0 million, and $250.0 million, respectively, in 2022, 2023 and 2024, with $37.5 million per quarter planned for 2025. The planned amounts of such repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2025
The Bancorp, Inc.	8.93%	13.94%	14.86%	13.94%
The Bancorp Bank, National Association	9.79%	15.28%	16.19%	15.28%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 13. Legal

The Delaware FCRA Matter. On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims and Reporting Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but that motion to dismiss was denied and the parties were engaged in the first phase of discovery. On March 25, 2025, the State of Delaware filed a motion to dismiss the lawsuit without prejudice, purportedly due to a related administrative proceeding to be commenced by or on behalf of the State of Delaware Office of Unclaimed Property. Briefing on the State of Delaware’s motion to dismiss without prejudice is ongoing and the first phase of discovery is currently stayed pending a decision on that motion to dismiss. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Cachet Matter. On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a first amended complaint wherein Cachet, among other things, withdrew its implied indemnity claim against the Bank and adds several defendants unaffiliated with the Bank and causes of action related to those parties. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. On September 12, 2024, the Bank’s partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims, was denied on procedural grounds and without reaching the issues the Bank raised in its partial motion to dismiss. On October 31, 2024, Cachet filed its second amended complaint, which as related to the Bank, is substantially similar to the first amended complaint; however, the second amended complaint seeks only “damages in amount to be proven at trial” whereas the first amended complaint sought “damages in amount to be proven but in no event less than $150 million.” The Bank is vigorously defending against the second amended complaint. In furtherance of such a defense, on December 17, 2024, the Bank filed its partial motion to dismiss the second amended complaint, which remained pending as of March 31, 2025. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

The CFPB CID Matter. On March 27, 2023, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) seeking documents and information related to the Bank’s escheatment practices in connection with certain accounts offered through one of the Bank’s program partners. The Bank continues to cooperate with the CFPB, including by responding to the CID. While the Company remains confident in the Bank’s escheatment practices, it cannot predict the timing or final outcome of the investigation. Future costs related to this matter may be material and could continue to be material at least through the completion of the investigation.

The City Attorney of San Francisco Matter. On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California, captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair, or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the Superior Court of the State of California. TBBK Card is vigorously defending against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of summons as to TBBK Card for lack of personal jurisdiction, for which briefing was completed on March 28, 2025. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

The Oxygen Matter. On November 25, 2024, the Bank commenced arbitration through the American Arbitration Association seeking approximately $1.808 million from Oxygen, Inc. (“Oxygen”) owed under the Private Label Account Program Agreement related to unpaid invoices and indemnification obligations owed by Oxygen. On January 13, 2025, Oxygen answered the Bank’s arbitration demand, generally denying the allegation made by the Bank, and filed its Counterclaim against the Bank. The Counterclaim alleges (i) that the termination of the Private Label Account Program Agreement was pretextual, (ii) the Bank breached its notification obligations in terminating Private Label Account Program Agreement, (iii) the Bank breached the implied covenant of good faith and fair dealing, and (iv) conversion of $1.2 million by the Bank. The ad damnum clause of the Counterclaim also seeks compensatory damages not less than $40 million. The Bank believes it has meritorious defenses and intends to vigorously defend against the Counterclaim. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

The Putative Securities Class Action Matter. On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made false statements and omissions about the Company’s business, prospects, and operations, with focus on the Company’s commercial real estate bridge loan portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to vigorously defend against the allegations in the complaint. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company’s operations can be classified under three segments: fintech, specialty finance (three sub-segments) and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. The fintech segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH proccessing and other payments related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL (real estate bridge lending) comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resouces, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

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

For the fintech segment, deposit growth and the cost thereof and non-interest income growth, are factors in the decision making process and are respectively reported in the consolidated statemens of operations. For specialty finance, loan growth and related yields are factors in decision making. Comparative loan balance information measuring loan growth is presented in “Note 6. Loans.” In addition to consideration of the above profitability and growth aspects of its operations, decision making is focused on the management of current and future potential risks. Such risks include, but are not limited to, credit, interest rate, liquidity, regulatory, and reputation. The loan committee provides support and oversight for credit risk, while the asset liability committee provides support and oversight over pricing, duration and liquidity. The risk committee provides further oversight over those areas in addition to regulatory, reputation and other risks.

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the three months ended March 31, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$240	$47,870	$28,012	$31,907	$31,773	$139,802
Interest allocation	73,380	(24,369)	(16,736)	(17,716)	(14,559)	—
Interest expense	42,743	—	1,643	10	3,663	48,059
Net interest income	30,877	23,501	9,633	14,181	13,551	91,743
Provision for credit losses(1)	45,868	307	(68)	764	(18)	46,853
Non-interest income(1)	80,342	520	275	2,342	163	83,642
Direct non-interest expense
Salaries and employee benefits	4,329	1,214	2,800	5,290	20,036	33,669
Data processing expense	287	36	493	3	386	1,205
Software	159	26	766	474	3,588	5,013
Other	2,611	1,560	319	2,117	6,800	13,407
Income before non-interest expense allocations	57,965	20,878	5,598	7,875	(17,078)	75,238
Non-interest expense allocations
Risk, financial crimes, and compliance	7,040	576	788	1,297	(9,701)	—
Information technology and operations	3,506	190	1,516	2,011	(7,223)	—
Other allocated expenses	4,086	825	1,689	1,926	(8,526)	—
Total non-interest expense allocations	14,632	1,591	3,993	5,234	(25,450)	—
Income before taxes	43,333	19,287	1,605	2,641	8,372	75,238
Income tax expense	10,404	4,631	385	634	2,011	18,065
Net income	$32,929	$14,656	$1,220	$2,007	$6,361	$57,173

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $45.9 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the three months ended March 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$1	$52,639	$30,893	$29,092	$23,184	$135,809
Interest allocation	64,761	(24,242)	(17,888)	(17,039)	(5,592)	—
Interest expense	38,064	—	858	—	2,469	41,391
Net interest income	26,698	28,397	12,147	12,053	15,123	94,418
Provision for credit losses	—	153	13	2,003	—	2,169
Non-interest income	27,281	1,264	(15)	447	405	29,382
Direct non-interest expense
Salaries and employee benefits	3,785	972	2,261	4,555	18,707	30,280
Data processing expense	384	40	588	1	408	1,421
Software	124	26	734	463	3,142	4,489
Other	2,160	574	735	1,894	5,159	10,522
Income before non-interest expense allocations	47,526	27,896	7,801	3,584	(11,888)	74,919
Non-interest expense allocations
Risk, financial crimes, and compliance	6,579	533	736	1,203	(9,051)	—
Information technology and operations	3,272	170	1,446	1,802	(6,690)	—
Other allocated expenses	3,890	741	1,612	1,735	(7,978)	—
Total non-interest expense allocations	13,741	1,444	3,794	4,740	(23,719)	—
Income before taxes	33,785	26,452	4,007	(1,156)	11,831	74,919
Income tax expense (benefit)	8,338	6,528	989	(285)	2,920	18,490
Net income (loss)	$25,447	$19,924	$3,018	$(871)	$8,911	$56,429

	March 31, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$654,168	$2,399,177	$1,860,110	$1,707,792	$2,764,480	$9,385,727
Total liabilities	$8,042,817	$2,212	$195,564	$6,316	$309,131	$8,556,040

	December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$518,371	$2,300,817	$1,855,016	$1,676,241	$2,377,098	$8,727,543
Total liabilities	$6,885,456	$2,116	$434,283	$8,309	$607,596	$7,937,760

Note 15. Subsequent Events

The Company evaluated its March 31, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Form 10-K, as amended, for the fiscal year ended 2024 (the “2024 Form 10-K, as amended”) and the unaudited interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, statements regarding The Bancorp’s business, that are not historical facts, are “forward-looking statements.” These statements may be identified by the use of forward-looking terminology, including, but not limited to the words “intend,” “may,” “believe,” “will,” “expect,” “look,” “anticipate,” “plan,” “estimate,” “continue,” or similar words. Forward-looking statements include but are not limited to, statements regarding our annual fiscal 2025 results, profitability, and increased volumes, and relate to our current assumptions, projections, and expectations about our business and future events, including current expectations about important economic, political, and technological factors, among other factors, and are subject to risks and uncertainties, which could cause the actual results, events, or achievements to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that could cause results to differ from those expressed in the forward-looking statements also include, but are not limited to, the risks and uncertainties referenced or described in The Bancorp’s filings with the Securities and Exchange Commission, including the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2024 and other documents that the Company files from time to time with the Securities and Exchange Commission as well as the following:

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

Recent Developments

In the first quarter of 2024, a $39.4 million apartment building rehabilitation bridge loan was transferred to nonaccrual status. On April 2, 2024, the same loan was transferred from nonaccrual status to other real estate owned. We completed the majority of the capital improvements at the property and have agreed to a sale with a sales price that is expected to cover the current balance plus the forecasted cost of improvements to the property. The March 31, 2025, other real estate owned balance of $42.5 million compares to a September 2023 third-party "as is" appraisal of $47.8 million, or an 86% "as is" LTV, after considering $1.6 million of earnest money deposits in connection with the property’s sale in process. We received an additional earnest money deposit of $1.4 million on May 1, 2025, and the purchaser has made additional investments, including providing insurance coverage at the property. The closing date remains May 23, 2025, with an option for two additional, 30-day extensions in exchange for additional consideration of $1.0 million per extension. Any additional such earnest money deposits, in addition to the $3.0 million already received, should accrue to the benefit of the Company should the sale not close.

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

Nature of Operations

We are a Delaware financial holding company and our primary, wholly owned subsidiary is The Bancorp Bank, National Association. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending in our national specialty finance segment:

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

In our fintech segment we make consumer fintech loans which consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers.

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

Performance Summary

Our net income increased to $57.2 million for the first quarter of 2025, from $56.4 million for the first quarter of 2024. Our cost of funds decreased to 2.28% in the first quarter of 2025 from 2.49% in the first quarter of 2024. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Fintech fees are the largest drivers of non-interest income. Such fees for the first quarter of 2025 increased $7.2 million over the comparable 2024 period.

There was an $874,000 provision for credit losses on non-consumer fintech loans in the first quarter of 2025, compared to a provision for credit losses on non-consumer fintech loans of $2.4 million in the first quarter of 2024.

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

Results of KPIs

In the first quarter of 2025, return on assets and return on equity amounted to 2.49% and 28.64% (annualized), respectively, compared to 2.97% and 27.95% (annualized) in the first quarter of 2024.

At March 31, 2025, the ratio of equity to assets was 8.84%, compared to 10.32% at March 31, 2024, reflecting an increase in equity capital from retained earnings and an increase in unrealized income on securities partially offset by share repurchases. The ratio fell as a result of the increase in period end assets.

Net interest margin was 4.07% in the first quarter of 2025, versus 5.15% in the first quarter of 2024, reflecting a $2.7 million decrease in net interest income in the first quarter of 2025 compared to the first quarter of 2024, which reflected the impact of Federal Reserve rate decreases beginning in September 2024. Additionally, fees on the majority of growing consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin.

Average loans and leases increased to $6.39 billion in the first quarter of 2025 compared to $5.72 billion in the first quarter of 2024. The provision for credit losses on non-consumer fintech loans was $874,000 in the first quarter of 2025 compared to a provision for credit losses on non-consumer fintech loans of $2.4 million in the first quarter of 2024.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2025, remain unchanged from those presented in the 2024 Form 10-K, as amended, under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of first quarter of 2025 to first quarter of 2024

Net Income

Net income for the first quarter of 2025 was $57.2 million, or $1.19 per diluted share, compared to $56.4 million, or $1.06 per diluted share, for the first quarter of 2024. Income before income taxes was $75.2 million in the first quarter of 2025 compared to $74.9 million in the first quarter of 2024.

Net Interest Income

Our net interest income for the first quarter of 2025 decreased $2.7 million, or 2.8%, to $91.7 million from $94.4 million in the first quarter of 2024. Our interest income for the first quarter of 2025 increased to $139.8 million, an increase of $4.0 million, or 2.9%, from $135.8 million for the first quarter of 2024. The decrease in interest income reflected the impact of Federal Reserve rate decreases partially offset by higher investment securities and loan balances as our average loans and leases increased to $6.39 billion for the first quarter of 2025 from $5.72 billion for the first quarter of 2024, an increase of $664.5 million, or 11.6%. Related interest income decreased $5.3 million on a tax equivalent basis. Additionally, fees on the majority of growing consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin. Of the total $5.3 million decrease in loan interest income on a tax equivalent basis, the largest decreases were $5.5 million for all real estate bridge loans, $3.8 million for SBLOC and IBLOC, while small business lending, investment advisor financing, and leasing increased $2.0 million, $894,000, and $773,000, respectively.

Our average investment securities of $1.50 billion for the first quarter of 2025 increased $759.1 million from $736.5 million for the first quarter of 2024. Related tax equivalent interest income increased $8.5 million, primarily reflecting an increase in balances.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first quarter of 2025 was 4.07% compared to 5.15% for the first quarter of 2024, a decrease of 108 basis points. While the yield on interest-earning assets decreased 121 basis points, the cost of deposits and interest-bearing liabilities decreased 21 basis points, or a net change of 100 basis points. Average interest-earning deposits at the Federal Reserve Bank increased $262.3 million, or 30.0%, to $1.14 billion in the first quarter of 2025 from $874.1 million in the first quarter of 2024. In the first quarter of 2025, the average yield on our loans decreased to 6.82% from 7.99% for the first quarter of 2024, a decrease of 117 basis points. Yields on taxable investment securities in the first quarter of 2025 was 4.87% compared to 5.25% for the first quarter of 2024.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,						Three months ended March 31,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,380,615	$108,802	6.82%	$5,717,262	$114,160	7.99%	$13,246	$(18,604)	$(5,358)
Leases-bank qualified(2)	5,853	139	9.50%	4,746	116	9.78%	26	(3)	23
Investment securities-taxable	1,489,329	18,127	4.87%	733,599	9,634	5.25%	9,143	(650)	8,493
Investment securities-nontaxable(2)	6,256	105	6.71%	2,895	50	6.91%	56	(1)	55
Interest-earning deposits at Federal Reserve Bank	1,136,402	12,680	4.46%	874,073	11,884	5.44%	3,566	(2,770)	796
Net interest-earning assets	9,018,455	139,853	6.20%	7,332,575	135,844	7.41%

Allowance for credit losses	(44,915)			(27,158)
Other assets	345,791			331,756
	$9,319,331			$7,637,173			26,037	(22,028)	4,009

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$8,174,676	$45,045	2.20%	$6,453,866	$38,714	2.40%	10,322	(3,991)	6,331
Savings and money market	136,688	1,330	3.89%	50,970	447	3.51%	829	54	883
Total deposits	8,311,364	46,375	2.23%	6,504,836	39,161	2.41%

Short-term borrowings	—	—	—	1,373	19	5.54%	(19)	—	(19)
Repurchase agreements	—	—	—	13	—	—	—	—	—
Long-term borrowings	14,050	195	5.55%	38,517	686	7.12%	(364)	(127)	(491)
Subordinated debt	13,401	255	7.61%	13,401	292	8.72%	—	(37)	(37)
Senior debt	96,244	1,234	5.13%	95,894	1,233	5.14%	4	(3)	1
Total deposits and liabilities	8,435,059	48,059	2.28%	6,654,034	41,391	2.49%

Other liabilities	74,537			171,116
Total liabilities	8,509,596			6,825,150			10,772	(4,104)	6,668

Shareholders' equity	809,735			812,023
	$9,319,331			$7,637,173

Net interest income on tax equivalent basis(2)		$91,794			$94,453		$15,265	$(17,924)	$(2,659)

Tax equivalent adjustment		51			35

Net interest income		$91,743			$94,418

Net interest margin(2)			4.07%			5.15%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

For the first quarter of 2025, average interest-earning assets increased to $9.02 billion, an increase of $1.69 billion, or 23.0%, from $7.33 billion in the first quarter of 2024. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $262.3 million, increased average balances of loans and leases of $664.5 million, or 11.6%, and increased average investment securities of $759.1 million, or 103.1%. For those respective periods, average demand and interest checking deposits increased $1.72 billion, or 26.7%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses on Loans

Our provision for credit losses on non-consumer fintech loans was $874,000 for the first quarter of 2025 compared to a provision of $2.4 million for the first quarter of 2024. The ACL was $52.5 million, or 0.82% of total loans, at March 31, 2025, compared to $44.9 million, or 0.73% of total loans, at December 31, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Item 2 – Allowance for Credit Losses,” “Item 2 – Net Charge-offs,” and “Item 2 – Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $83.6 million in the first quarter of 2025 compared to $29.4 million in the first quarter of 2024. The $54.3 million, or 184.7%, increase between those respective periods reflected $45.9 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit losses on consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $1.4 million, or 5.9%, to $25.7 million for the first quarter of 2025, compared to $24.3 million in the first quarter of 2024. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $2.2 million, or 73.1%, to $5.1 million for the first quarter of 2025, compared to $3.0 million in the first quarter of 2024, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $3.6 million for the first quarter of 2025. The impact of such lending may also be reflected in a lower cost of deposits, as a result of associated deposits.

Net realized and unrealized gains on commercial loans, at fair value, decreased $735,000, or 67.1%, to $361,000 for the first quarter of 2025 from $1.1 million for the first quarter of 2024, as related loan balances continue to paydown.

Leasing related income increased $1.6 million, or 408.2%, to $2.0 million for the first quarter of 2025 from $388,000 for the first quarter of 2024. First quarter 2024 reflected $1.1 million of losses related to an auto auction company which ceased operations.

Other non-interest income increased $347,000, or 53.5%, to $995,000 for the first quarter of 2025 from $648,000 in the first quarter of 2024 which reflected increased payoff fees on advisor financing loans.

Non-Interest Expense

Total non-interest expense was $53.3 million for the first quarter of 2025, an increase of $6.6 million, or 14.1%, compared to $46.7 million for the first quarter of 2024. Of the $6.6 million increase, $3.4 million resulted from an increase in salaries and benefits expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended March 31,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$33,669	$30,280	$3,389	11.2%
Depreciation	1,104	949	155	16.3%
Rent and related occupancy cost	1,568	1,640	(72)	(4.4%)
Data processing expense	1,205	1,421	(216)	(15.2%)
Audit expense	654	359	295	82.2%
Legal expense	1,957	821	1,136	138.4%
FDIC insurance	1,053	845	208	24.6%
Software	5,013	4,489	524	11.7%
Insurance	1,257	1,338	(81)	(6.1%)
Telecom and IT network communications	333	271	62	22.9%
Consulting	456	578	(122)	(21.1%)
Other	5,025	3,721	1,304	35.0%
Total non-interest expense	$53,294	$46,712	$6,582	14.1%

Changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased to $33.7 million for the first quarter of 2025, an increase of $3.4 million, or 11.2%, from $30.3 million for the first quarter of 2024. The 11.2% increase in salaries and employee benefits expense reflected higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher IT and cybersecurity, and higher financial crimes and risk management expense.

•Depreciation expense increased $155,000, or 16.3%, to $1.1 million in the first quarter of 2025 from $949,000 in the first quarter of 2024.

•Rent and related occupancy cost decreased $72,000, or 4.4%, to $1.6 million in the first quarter of 2025 from $1.6 million in the first quarter of 2024.

•Data processing expense decreased $216,000, or 15.2%, to $1.2 million in the first quarter of 2025 from $1.4 million in the first quarter of 2024 reflecting the impact of newly effective contract terms.

•Audit expense increased $295,000, or 82.2%, to $654,000 in the first quarter of 2025 from $359,000 in the first quarter of 2024. The increase reflected higher expense for regulatory filings.

•Legal expense increased $1.1 million, or 138.4%, to $2.0 million in the first quarter of 2025 from $821,000 in the first quarter of 2024. The increase reflected payments related matters and higher expense for regulatory filings.

•FDIC insurance expense increased $208,000, or 24.6%, to $1.1 million for the first quarter of 2025 from $845,000 in the first quarter of 2024, reflecting increases in liabilities against which insurance rates are applied.

•Software expense increased $524,000, or 11.7%, to $5.0 million in the first quarter of 2025 from $4.5 million in the first quarter of 2024. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

•Insurance expense decreased $81,000, or 6.1%, to $1.3 million in the first quarter of 2025 compared to $1.3 million in the first quarter of 2024.

•Telecom and IT network communications expense increased $62,000, or 22.9%, to $333,000 in the first quarter of 2025 from $271,000 in the first quarter of 2024.

•Consulting expense decreased $122,000, or 21.1%, to $456,000 in the first quarter of 2025 from $578,000 in the first quarter of 2024.

•Other non-interest expense increased $1.3 million, or 35.0%, to $5.0 million in the first quarter of 2025 from $3.7 million in the first quarter of 2024 reflecting increases of $1.1 million in OREO expenses and $122,000 in other operating taxes expense. The $1.1 million increase in OREO expense reflected operating and real estate tax expenses on the apartment property and Florida mall. The OREO balances of those properties as of March 31, 2025 were $42.5 million apartment property (“See Recent Developments”) and $15.0 million balance Florida mall, respectively.

Income Taxes

Income tax expense was $18.1 million for the first quarter of 2025 compared to $18.5 million in the first quarter of 2024. The decrease reflected a lower effective tax rate in 2025. A 24.0% effective tax rate in 2025 and a 24.7% effective tax rate in 2024 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

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

Our primary source of funding has been deposits. Average total deposits increased by $1.81 billion, or 27.8%, to $8.31 billion for the first quarter of 2025 compared to the first quarter of 2024. Federal Reserve average balances increased to $1.14 billion in the first quarter of 2025 from $874.1 million in the first quarter of 2024.

One source of contingent liquidity is available-for-sale securities, which amounted to $1.49 billion at March 31, 2025, compared to $1.50 billion at December 31, 2024. At March 31, 2025, outstanding loans amounted to $6.38 billion, compared to $6.11 billion at the prior year end, an increase of $266.5 million representing a use of funds. Commercial loans, at fair value, decreased to $211.6 million from $223.1 million between those respective dates, a decrease of $11.5 million, which provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation were to be adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. On January 21, 2025, the FDIC announced that the proposed regulation would not be adopted. Of our total deposits of $8.36 billion as of March 31, 2025, $672.4 million were classified as brokered and an estimated $464.9 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $2.01 billion as of March 31, 2025, and was collateralized by loans. We have also pledged in excess of $2.20 billion of multifamily loans to the FHLB. As a result, we have approximately $1.07 billion of availability on that line of credit which we can also access at any time. There was no amount outstanding on the Federal Reserve line or on our FHLB line at March 31, 2025. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of March 31, 2025, we had cash reserves of approximately $9.5 million at the holding company. Stock repurchases are funded by dividends from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at March 31, 2025 were $1.01 billion of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2025, $11.0 million of securities purchases were exceeded by $47.9 million of redemptions of securities redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $2.01 billion and $1.98 billion as of March 31, 2025, and December 31, 2024, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity Tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2025, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2025
The Bancorp, Inc.	8.93%	13.94%	14.86%	13.94%
The Bancorp Bank, National Association	9.79%	15.28%	16.19%	15.28%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

We have adopted policies designed to manage net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Interim Chief Financial Officer, Chief Credit Officer and others. This committee meets quarterly to review our financial results, develop strategies to optimize margins and to respond to market conditions. The primary goal of our policies is to optimize margins and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2025. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$82,446	$62,636	$59,157	$6,753	$588
Loans, net of deferred loan fees and costs	3,535,756	565,681	1,492,238	601,288	185,187
Investment securities	236,694	62,909	76,668	240,570	871,343
Interest-earning deposits	1,011,585	—	—	—	—
Total interest-earning assets	4,866,481	691,226	1,628,063	848,611	1,057,118

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	4,141,631	—	—	—	—
Savings and money market	81,320	—	—	—	—
Short-term borrowings	—	—	—	—	—
Senior debt and subordinated debentures	13,401	96,303	—	—	—
Total interest-bearing liabilities	4,236,352	96,303	—	—	—
Gap	$630,129	$594,923	$1,628,063	$848,611	$1,057,118
Cumulative gap	$630,129	$1,225,052	$2,853,115	$3,701,726	$4,758,844
Gap to assets ratio	7%	6%	17%	9%	11%
Cumulative gap to assets ratio	7%	13%	30%	39%	50%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at March 31, 2025. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company purchased approximately $900 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income, in anticipation of Federal Reserve rate reductions. In September 2024, the Federal Reserve began to lower rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. At the time of purchase, those securities had respective estimated weighted average yields and lives of approximately 5.11% and eight years, respectively.

	Net portfolio value at		Net interest income
	March 31, 2025		March 31, 2025
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,440,444	2.76%	$395,444	3.63%
+100 basis points	1,420,256	1.32%	388,295	1.76%
Flat rate	1,401,820	—	381,577	—
-100 basis points	1,374,085	(1.98%)	375,039	(1.71%)
-200 basis points	1,335,090	(4.76%)	367,856	(3.60%)

Financial Condition

General. Our total assets at March 31, 2025 were $9.39 billion, of which our total loans were $6.38 billion, and our commercial loans, at fair value, were $211.6 million. At December 31, 2024, our total assets were $8.73 billion, of which our total loans were $6.11 billion, and our commercial loans, at fair value were $223.1 million. The increase reflected loan growth in various loan categories, which offset decreases in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At March 31, 2025, we had a total of $1.01 billion of interest-earning deposits compared to $564.1 million at December 31, 2024, an increase of $447.5 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities decreased to $1.49 billion at March 31, 2025, a decrease of $14.7 million, or 1.0%, from December 31, 2024.

For the three months ended March 31, 2025 and 2024, we recognized no credit-related losses on our investment securities portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $16.3 million at March 31, 2025 and $15.6 million at December 31, 2024. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At March 31, 2025 and December 31, 2024 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of March 31, 2025 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$378	2.64%	$5,370	2.80%	$13,499	4.88%	$7,971	3.61%	$27,218
Asset-backed securities	2,270	6.20%	—	—	160,350	6.10%	27,973	6.00%	190,593
Tax-exempt obligations of states and political subdivisions(1)	734	3.20%	1,140	2.30%	1,951	3.87%	6,334	4.44%	10,159
Taxable obligations of states and political subdivisions	11,924	3.01%	14,563	3.55%	1,175	4.33%	—	—	27,662
Residential mortgage-backed securities	87	2.63%	55	2.56%	4,972	4.62%	424,382	4.96%	429,496
Collateralized mortgage obligation securities	—	—	3,667	2.59%	10	3.14%	20,565	3.50%	24,242
Commercial mortgage-backed securities	32,232	2.06%	144,538	4.16%	496,608	4.68%	105,436	3.57%	778,814
Total	$47,625		$169,333		$678,565		$592,661		$1,488,184
Weighted average yield		2.52%		4.01%		5.02%		4.69%

(1) If adjusted to their taxable equivalents, yields would approximate 4.05%, 2.91%, 4.90%, and 5.62% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

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

Of the six securities purchased by the Bank from our securitizations, all have been repaid except one issued by CRE-2, which is included in the commercial mortgage-backed securities classification in investment securities. As of March 31, 2025, the principal balance of the Bank’s CRE-2-issued security was $3.2 million. The $3.2 million remains in non-accrual status. While the appraised value of the remaining property allocable to the Bank’s security exceeds the principal and unpaid interest, there can be no assurance as to the amounts received upon the servicer’s disposition of these properties, which will reflect additional servicing fees, actual disposition prices and other disposition costs.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $211.6 million at March 31, 2025 from $223.1 million at December 31, 2024, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio. Total loans increased to $6.38 billion at March 31, 2025 from $6.11 billion at December 31, 2024.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (dollars in thousands):

	March 31,	December 31,
	2025	2024
SBL non-real estate	$191,750	$190,322
SBL commercial mortgage	681,454	662,091
SBL construction	42,026	34,685
SBLs	915,230	887,098
Direct lease financing	709,978	700,553
SBLOC / IBLOC(1)	1,577,170	1,564,018
Advisor financing(2)	265,950	273,896
Real estate bridge loans	2,212,054	2,109,041
Consumer fintech(3)	574,048	454,357
Other loans(4)	112,322	111,328
	6,366,752	6,100,291
Unamortized loan fees and costs	13,398	13,337
Total loans, including unamortized loan fees and costs	$6,380,150	$6,113,628

	March 31,	December 31,
	2025	2024
SBLs, including costs net of deferred fees of $10,647 and $9,979
for March 31, 2025 and December 31, 2024, respectively	$925,877	$897,077
SBLs included in commercial loans, at fair value	83,448	89,902
Total SBLs(5)	$1,009,325	$986,979

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At March 31, 2025 and December 31, 2024, IBLOC loans amounted to $535.2 million and $548.1 million, respectively.

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

(3) Consumer fintech loans included $305.3 million of secured credit card loans, with the balance consisting of other short-term extensions of credit.

(4) Includes demand deposit overdrafts reclassified as loan balances totaling $3.3 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial.

(5) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of March 31, 2025 (dollars in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$390,972
PPP loans(1)	25
Commercial mortgage SBA(2)	368,896
Construction SBA(3)	17,752
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	113,289
Non-SBA SBLs	102,097
Other(5)	4,481
Total principal	$997,512
Unamortized fees and costs	11,813
Total SBLs	$1,009,325

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bancorp adheres.

(3) Includes $14.7 million in 504 Program first mortgages with an origination date LTV of 50-60% and $3.0 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

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

(5) Comprised of $4.5 million of loans sold that do not qualify for true sale accounting.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of March 31, 2025 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$86,719	$71	$14	$86,804	14%
Funeral homes and funeral services	30,531	—	32,420	62,951	10%
Full-service restaurants	29,151	2,014	1,640	32,805	5%
Child day care services	24,376	1,329	1,563	27,268	5%
Car washes	11,457	9,683	82	21,222	4%
Homes for the elderly	15,585	—	65	15,650	3%
Outpatient mental health and substance abuse centers	15,176	—	202	15,378	3%
General line grocery merchant wholesalers	13,338	—	—	13,338	2%
Gasoline stations with convenience stores	12,091	394	134	12,619	2%
Fitness and recreational sports centers	7,542	—	2,371	9,913	2%
Nursing care facilities	9,425	—	—	9,425	2%
Offices of lawyers	8,767	—	—	8,767	1%
Caterers	7,228	—	2	7,230	1%
All other specialty trade contractors	6,188	—	1,001	7,189	1%
Used car dealers	7,154	—	—	7,154	1%
Plumbing, heating, and air-conditioning companies	6,298	—	712	7,010	1%
Limited-service restaurants	3,525	—	3,348	6,873	1%
General warehousing and storage	6,200	—	—	6,200	1%
Appliance repair and maintenance	5,828	—	—	5,828	1%
Automotive body, paint, and interior repair	5,471	—	331	5,802	1%
Other accounting services	5,460	—	337	5,797	1%
Residential remodelers	4,990	—	106	5,096	1%
Offices of dentists	4,849	—	57	4,906	1%
Other miscellaneous durable goods merchant	4,653	—	—	4,653	1%
Other(2)	165,739	12,162	34,255	212,156	35%
Total	$497,741	$25,653	$78,640	$602,034	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $136.7 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $4.5 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $4.6 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of March 31, 2025 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$132,618	$5,147	$6,304	$144,069	24%
Florida	78,106	11,369	3,689	93,164	15%
North Carolina	43,954	—	4,452	48,406	8%
New York	41,444	71	2,500	44,015	7%
New Jersey	32,045	267	6,859	39,171	7%
Texas	24,534	3,367	6,041	33,942	6%
Pennsylvania	19,442	—	13,081	32,523	5%
Georgia	24,886	2,418	1,164	28,468	5%
Other States	100,712	3,014	34,550	138,276	23%
Total	$497,741	$25,653	$78,640	$602,034	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $136.7 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $4.5 million of loans sold that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, all commercial mortgages, including loans held at fair value, as of March 31, 2025 (dollars in thousands):

Type(1)	State	SBL commercial mortgage
General line grocery merchant wholesalers	California	$13,338
Funeral homes and funeral services	Maine	12,536
Funeral homes and funeral services	Pennsylvania	12,078
Outpatient mental health and substance abuse center	Florida	9,749
Hotel	Florida	8,199
Lawyer's office	California	7,819
Hotel	Virginia	6,869
Hotel	North Carolina	6,606
Charter bus industry	New York	6,400
Used car dealer	California	6,386
Total		$89,980

(1) The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of March 31, 2025 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	175	$2,212,054	70%	8.53%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	4	$88,157	70%	7.47%
Hospitality (hotels and lodging)	1	19,000	66%	9.75%
Retail	2	12,242	72%	8.19%
Other	2	9,079	71%	4.96%
	9	128,478	69%	7.70%
Fair value adjustment		(346)
Total non-SBA commercial real estate loans, at fair value		128,132
Total commercial real estate loans		$2,340,186	70%	8.49%

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

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of March 31, 2025 (dollars in thousands):

	Balance	Origination date LTV
Texas	$719,834	70%
Georgia	303,531	70%
Florida	229,509	68%
Indiana	129,021	71%
New Jersey	115,455	68%
Ohio	113,969	71%
Michigan	105,300	65%
Other States each <$65 million	623,567	70%
Total	$2,340,186	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of March 31, 2025 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Tennessee	40,000	72%
Texas	39,025	64%
Michigan	38,718	62%
Texas	36,318	67%
Florida	34,850	72%
New Jersey	34,362	62%
Pennsylvania	33,600	63%
Indiana	33,588	76%
Texas	32,812	62%
New Jersey	31,219	71%
Oklahoma	31,153	78%
Texas	31,050	77%
Michigan	30,650	66%
Georgia	29,650	69%
15 largest commercial real estate loans	$522,515	69%

The following table summarizes our institutional banking portfolio by type as of March 31, 2025 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,042,002	57%
IBLOC	535,168	29%
Advisor financing	265,950	14%
Total	$1,843,120	100%

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

The following table summarizes our ten largest SBLOC loans as of March 31, 2025 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,173	39%
	9,465	55%
	8,764	15%
	8,376	87%
	7,609	48%
	7,565	21%
	7,069	33%
	6,250	20%
	6,096	39%
	5,434	42%
Total and weighted average	$76,801	41%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of April 17, 2025, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of March 31, 2025 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	128,685	18%
Construction	127,673	18%
Real estate and rental and leasing	98,016	14%
Waste management and remediation services	95,286	13%
Health care and social assistance	28,735	4%
Other services (except public administration)	23,788	3%
Professional, scientific, and technical services	22,043	3%
Wholesale trade	19,259	3%
General freight trucking	17,466	2%
Finance and insurance	14,235	2%
Transit and other transportation	11,720	2%
Arts, entertainment, and recreation	9,855	1%
Other and non-classified	113,217	17%
Total	$709,978	100%

(1) Of the total $710.0 million of direct lease financing, $650.5 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2025 (dollars in thousands):

	Principal balance	% Total
Florida	114,906	16%
New York	60,035	8%
Utah	52,972	7%
Connecticut	52,484	7%
California	45,734	6%
Pennsylvania	42,328	6%
North Carolina	38,226	5%
New Jersey	37,247	5%
Maryland	36,481	5%
Texas	22,735	3%
Idaho	19,484	3%
Georgia	14,516	2%
Washington	14,435	2%
Ohio	13,215	2%
Iowa	12,535	2%
Other states	132,645	21%
Total	$709,978	100%

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

	March 31, 2025
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$1,165	$27,687	$188,046	$990	$217,888
SBL commercial mortgage	19,978	34,465	232,214	462,493	749,150
SBL construction	6,160	—	3,663	32,464	42,287
Leasing	88,755	593,817	28,194	—	710,766
SBLOC / IBLOC	1,583,335	—	—	—	1,583,335
Advisor financing	1,394	104,203	163,581	—	269,178
Real estate bridge lending	1,424,301	845,841	—	—	2,270,142
Consumer fintech	574,048	—	—	—	574,048
Other loans	23,294	3,707	8,611	11,164	46,776
Loans at fair value excluding SBL	78,071	48,531	1,558	—	128,160
	$3,800,501	$1,658,251	$625,867	$507,111	$6,591,730

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$3,729	$6	$—	$3,735
SBL commercial mortgage		11,342	2,762	—	14,104
Leasing		572,886	24,769	—	597,655
Advisor financing		104,158	163,536	—	267,694
Real estate bridge lending		760,960	—	—	760,960
Other loans		2,698	3,483	8,734	14,915
Loans at fair value excluding SBL		48,531	—	—	48,531
Total loans at fixed rates		$1,504,304	$194,556	$8,734	$1,707,594

Variable rates
SBL non-real estate		$23,958	$188,040	$990	$212,988
SBL commercial mortgage		23,123	229,452	462,493	715,068
SBL construction		—	3,663	32,464	36,127
Leasing		20,931	3,425	—	24,356
Advisor financing		45	45	—	90
Real estate bridge lending		84,881	—	—	84,881
Other loans		1,009	5,128	2,430	8,567
Loans at fair value excluding SBL		—	1,558	—	1,558
Total at variable rates		$153,947	$431,311	$498,377	$1,083,635

Total		$1,658,251	$625,867	$507,111	$2,791,229

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

At March 31, 2025, the ACL amounted to $52.5 million, which represented a $7.6 million increase compared to the $44.9 million ACL at December 31, 2024. The increase primarily reflected an increase in reserves on consumer fintech loans. Losses have not been incurred on such loans, as the result of applicable credit enhancements.

A description of loan review coverage targets is set forth below.

On a quarterly basis a sampling of the largest SBLOC and IBLOC loans are reviewed. A minimum of 20 loans will be reviewed each quarter. The coverage percentage is on a rolling basis.

SBLOC – The targeted review threshold was 40% comprised of a sample of large balance SBLOCs by commitment. At March 31, 2025, approximately 51% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold was 40% comprised of a sample of large balance IBLOCs by commitment. At March 31, 2025, approximately 63% of the IBLOC portfolio had been reviewed.

The following loan review percentages are performed annually for the portfolios listed below. At March 31, 2025, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Advisor Financing – The targeted review threshold was 65%. At March 31, 2025, approximately 34% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold was $1.0 million.

SBLs – The targeted review threshold was 65%. The loan balance review threshold was $1.5 million. At March 31, 2025, 26% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold was 55%. The loan balance review threshold was $1.5 million. At March 31, 2025, approximately 7% of the leasing portfolio had been reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating and fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold was 75%. At March 31, 2025, approximately 40% of the floating and fixed rate, non-SBA commercial real estate bridge loans had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (dollars in thousands):

	March 31, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$659	$61	$204	$6,148	$7,072	$184,678	$191,750
SBL commercial mortgage	2,742	—	—	6,893	9,635	671,819	681,454
SBL construction	—	—	—	1,578	1,578	40,448	42,026
Direct lease financing	11,152	5,925	442	6,969	24,488	685,490	709,978
SBLOC / IBLOC	9,242	3,036	—	503	12,781	1,564,389	1,577,170
Advisor financing	—	—	—	—	—	265,950	265,950
Real estate bridge loans	—	—	—	9,754	9,754	2,202,300	2,212,054
Consumer fintech	16,114	841	346	—	17,301	556,747	574,048
Other loans	47	—	2	—	49	112,273	112,322
Unamortized loan fees and costs	—	—	—	—	—	13,398	13,398
	$39,956	$9,863	$994	$31,845	$82,658	$6,297,492	$6,380,150

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans(1)	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

(1) The $12.3 million REBL shown for 2024 was repaid on January 2, 2025 without loss of principal. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. The borrower is attempting to sell the property as the source of repayment for the loan. However, there can be no assurance that any such sale will be consummated. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

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

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve, and current economic conditions and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for review. The Company uses the vintage analysis to determine the allowance for the SBL, leasing and REBL portfolios, the probability of default/loss given default for the SBLOC, IBLOC and Consumer Fintech loan portfolios and discounted cash flow for the other loan portfolio. For the vintage analysis the loans are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. Loss rates are computed by classifying net charge-offs by year of loan origination and dividing into total originations for that specific year. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For the probability of default/loss given default the Company calculates the likelihood a borrower will default and then the expected loss after the default occurs. The discounted cash flow method estimates expected credit losses by projecting the cash flows of a financial asset over its lifetime, discounting those flows back to their present value, and comparing the result to the asset's amortized cost basis. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of collateral, a reserve for deficiency is established within the ACL. Those reserves are estimated based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

The Company also considers the need for an additional ACL based upon qualitative factors such as current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve-to-eighteen-month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process. Accordingly, such factors may increase or decrease the allowance compared to historical loss rates as the Company’s forward-looking expectations change. The qualitative factor percentages are applied against the pool balances as of the end of the period. Aside from the qualitative adjustments to account for forward looking expectations of loss over a twelve-to-eighteen-month projection period, the balance of the ACL reverts to the Company’s quantitative analysis derived from its historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

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

At March 31, 2025, the ACL amounted to $52.5 million of which $11.2 million of allowances resulted from the Company’s historical charge-off ratios, $20.2 million on consumer fintech loans, $4.8 million from reserves on specific loans, with the balance comprised of the qualitative components. The $11.2 million resulted primarily from SBA non-real estate lending and leasing charge-offs. The proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance.

The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. At March 31, 2025, real estate bridge loans classified as special mention and substandard respectively amounted to $67.5 million and $132.5 million compared to $84.4 million and $134.4 million at December 31, 2024. Each classified loan was evaluated for a potential increase in the allowance for credit losses (“ACL”) on the basis of the aforementioned third-party appraisals of apartment building collateral. On the basis of “as is” and “as stabilized” LTVs, increases to the allowance were not required. The current allowance for credit losses for REBL, is primarily based upon historical industry losses for multi-family loans, in the absence of significant charge-offs within the Company’s REBL portfolio. As a result of increasing amounts of loans classified as special mention and substandard, the Company evaluated potential related sensitivity for REBL in the third quarter of 2024. Such evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As a result, the Company added a new qualitative factor to its ACL analysis.

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended		For the year ended
	or as of March 31,		or as of December 31,
	2025	2024	2024
Ratio of:
ACL to total loans	0.82%	0.53%	0.73%
ACL to non-performing loans(1)	159.86%	50.31%	132.84%
Non-performing loans to total loans(1)	0.51%	1.05%	0.55%
Non-performing assets to total assets(1)	1.10%	0.97%	1.10%
Net charge-offs to average loans	0.63%	0.02%	0.40%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.82% as of March 31, 2025 from 0.53% at March 31, 2024 as the ACL increased proportionately more than total loans. The $23.8 million increase in the ACL between those dates, reflected approximately $1.4 million of increased reserves on specific distressed credits. In the third quarter of 2024, $2.0 million was added for a new related REBL qualitative factor tied directly to loans rated special mention and substandard. Additionally, increases in leasing reserves more than offset reductions in SBA non-real estate reserves, reflecting continued elevated leasing charge-offs. The largest component of the increase was the $20.2 million reserve on consumer fintech loans recorded at March 31, 2025. As with the $38.6 million net charge-offs described under “Net Charge-offs”, the $20.2 million correlated with a like amount of consumer fintech loan credit enhancement income recorded under non-interest income. Accordingly, there was no impact on net income. Losses have not been incurred on such loans, as the result of applicable credit enhancements. The ratio of the ACL to non-performing loans increased to 159.86% at March 31, 2025, from 50.31% at March 31, 2024, primarily as a result of the increase in the ACL while non-performing loans decreased. As a result, the ratio of non-performing loans to total loans also decreased to 0.51% at March 31, 2025 from 1.05% at March 31, 2024. The ratio of non-performing assets to total assets increased to 1.10% at March 31, 2025 from 0.97% at March 31, 2024, reflecting the $39.4 million loan transferred to OREO in the second quarter of 2024 with a March 31, 2025 balance of $42.5 million, see “Recent Developments.” The ratio of net charge-offs to average loans was 0.63% for the three months ended March 31, 2025, and 0.02% for the three months ended March 31, 2024. The increase in net charge-offs reflected consumer fintech net charge-offs, which were correlated to a like amount of consumer fintech loan credit enhancement income, with no impact on net income.

Net Charge-offs

Net charge-offs were $39.1 million for the three months ended March 31, 2025, an increase of $38.1 million from net charge-offs of $1.0 million during the three months ended March 31, 2024. In 2024, lending agreements related to consumer fintech loans had certain net charge-offs which resulted in the Company recording $38.6 million of net charge-offs, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	March 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$62	$—	$—	$736	$—	$—	$—	$44,224	$—
Recoveries	(18)	—	—	(260)	—	—	—	(5,646)	—
Net charge-offs	$44	$—	$—	$476	$—	$—	$—	$38,578	$—

Average loan balance	$183,470	$664,262	$34,438	$708,443	$1,560,625	$256,775	$2,157,545	$344,644	$79,207
Ratio of net charge-offs during the period to average loans during the period	0.02%	—	—	0.07%	—	—	—	11.19%	—

	March 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$111	$—	$—	$919	$—	$—	$—	$—	$6
Recoveries	(4)	—	—	(32)	—	—	—	—	—
Net charge-offs	$107	$—	$—	$887	$—	$—	$—	$—	$6

Average loan balance	$139,354	$622,456	$24,959	$694,085	$1,588,799	$226,909	$2,050,839	$—	$53,401
Ratio of net charge-offs during the period to average loans during the period	0.08%	—	—	0.13%	—	—	—	—	0.01%

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans.

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. We had $67.1 million of OREO at March 31, 2025 and $62.0 million of OREO at December 31, 2024. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$6,148	$2,635
SBL commercial mortgage	6,893	4,885
SBL construction	1,578	1,585
Direct leasing	6,969	6,026
IBLOC	503	503
Real estate bridge loans(1)	9,754	12,300
Total non-accrual loans	31,845	27,934

Loans past due 90 days or more and still accruing	994	5,830
Total non-performing loans	32,839	33,764
OREO	67,129	62,025
Non-accrual investment	3,175	3,462
Total non-performing assets	$103,143	$99,251

(1) The $12.3 million REBL shown for 2024 was repaid on January 2, 2025 without loss of principal. In January 2025, two loans totaling $9.8 million were transferred to non-accrual and were accordingly classified as substandard. The non-accrual balances as of March 31, 2025 are also reflected in the substandard loan totals.

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at March 31, 2025 and December 31, 2024:

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$204	$—	$204
Non-accrual	—	542	2,384	1,535	343	1,344	—	6,148
Total SBL non-real estate	—	542	2,384	1,535	343	1,548	—	6,352

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	1,380	4,625	888	—	6,893
Total SBL commercial mortgage	—	—	—	1,380	4,625	888	—	6,893

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	868	—	710	—	1,578
Total SBL construction	—	—	—	868	—	710	—	1,578

Direct lease financing
90+ Days past due	—	441	—	—	—	1	—	442
Non-accrual	—	2,592	956	2,567	778	76	—	6,969
Total direct lease financing	—	3,033	956	2,567	778	77	—	7,411

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	503	503
Total IBLOC	—	—	—	—	—	—	503	503

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total advisor financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	9,754	—	—	9,754
Total real estate bridge loans	—	—	—	—	9,754	—	—	9,754

Consumer fintech
90+ Days past due	—	192	—	—	—	—	154	346
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	—	192	—	—	—	—	154	346

Other loans
90+ Days past due	2	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	2	—	—	—	—	—	—	2

Total 90+ Days past due	$2	$633	$—	$—	$—	$205	$154	$994

Total Non-accrual	$—	$3,134	$3,340	$6,350	$15,500	$3,018	$503	$31,845

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total advisor financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Consumer fintech
90+ Days past due	—	—	—	—	—	—	213	213
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	—	—	—	—	—	—	213	213

Other loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	—	—	—

Total 90+ Days past due	$145	$547	$3,607	$683	$61	$574	$213	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

For the three month and year-to-date periods ended March 31, 2025 and March 31, 2024, loans modified and related information are as follows (dollars in thousands):

	Three months ended March 31, 2025					Three months ended March 31, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category
SBL non-real estate	$5,348	$—	$—	$5,348	2.79%	$2,224	$—	$2,224	1.58%
SBL commercial mortgage	2,738	—	—	2,738	0.40%	3,328	—	3,328	0.52%
Real estate bridge lending	—	—	—	—	—	26,923	32,500	59,423	2.83%
Total	$8,086	$—	$—	$8,086	0.13%	$32,475	$32,500	$64,975	1.19%

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended March 31, 2025, and March 31, 2024 presented by loan classification (dollars in thousands):

	Three months ended March 31, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$5,348	$5,348
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$8,086	$8,086

	Three months ended March 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$790	$790	$1,434	$2,224
SBL commercial mortgage	—	—	—	—	—	3,328	3,328
Real estate bridge lending	—	—	—	—	—	59,423	59,423
	$—	$—	$—	$790	$790	$64,185	$64,975

For the three months ended March 31, 2025, there were $8.1 million of total loans classified as modified with no specific reserves, while there were $65.0 million of total loans classified as modified for the three months ended March 31, 2024 with specific reserves of $10,000.

The following table describes the financial effect of the modifications made for the three month and year-to-date periods ended March 31, 2025 and March 31, 2024 (dollars in thousands):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	—	—	2.79%	—	—	1.58%
SBL commercial mortgage	—	—	0.40%	—	—	0.52%
Real estate bridge lending	—	—	—	1.68%	—	1.28%

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification that had a payment default during the period and were modified in the twelve months before default.

We had no commitments to extend additional credit to loans classified as modified as of March 31, 2025 or December 31, 2024.

We had $31.8 million of non-accrual loans at March 31, 2025, compared to $27.9 million of non-accrual loans at December 31, 2024. The $3.9 million increase in non-accrual loans was primarily due to $22.2 million of additions partially offset by $13.8 million of payments, $3.9 million transferred to OREO, $479,000 of charge-offs, and $152,000 transferred to repossessed vehicle inventory. Loans past due 90 days or more still accruing interest amounted to $994,000 at March 31, 2025 and $5.8 million at December 31, 2024. The $4.8 million decrease reflected $514,000 of additions partially offset by $5.2 million of loan payments and $107,000 transferred to non-accrual loans.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2025 and December 31, 2024, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $27.1 million at March 31, 2025, compared to $27.6 million at December 31, 2024.

Other assets

Other assets amounted to $149.1 million at March 31, 2025 compared to $182.7 million at December 31, 2024.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At March 31, 2025, we had total deposits of $8.36 billion compared to $7.75 billion at December 31, 2024, which reflected an increase of $618.5 million, or 8.0%. Daily deposit balances are subject to variability, and deposits averaged $8.31 billion in the first quarter of 2025. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at March 31, 2025, the top three affinity groups accounted for approximately $4.51 billion, the next three largest $1.52 billion, and the four subsequent largest $779.9 million. Of our deposits at year-end 2024, the top three affinity groups accounted for approximately $3.79 billion, the next three largest accounted for $1.64 billion, and the four subsequent largest accounted for $756.9 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with some movement in the tenth and eleventh largest relationships. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at March 31, 2025 totaled $3.75 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $3.06 billion. Such balances in the top ten relationships at year-end 2024 totaled $3.81 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $2.38 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The vast majority of payments to affinity groups are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Item 2 – Asset and Liability Management” above). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section, above. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In first quarter of 2025, our demand and interest checking balances averaged $8.17 billion, compared to $6.45 billion in first quarter of 2024. The growth primarily reflected increases in payment company balances. Average savings and money market balances increased to $136.7 million the first quarter of 2025, compared to $51.0 million in the first quarter of 2024. We sweep deposits off our balance sheet to other institutions to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. In 2024 and 2025, we did not use short-term time deposits. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$8,174,676	2.20%	$6,875,368	2.35%
Savings and money market	136,688	3.89%	71,962	3.52%
Total deposits	$8,311,364	2.23%	$6,947,330	2.37%

(1) Of the amounts shown for 2025 and 2024, $136.0 million and $146.8 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. We had no outstanding advances from the FHLB or Federal Reserve Bank at March 31, 2025 or December 31, 2024. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended March 31, 2025	—	N/A
Average during the year	—	44,220
Maximum month-end balance	—	455,000
Weighted average rate during the period	—	5.58%
Rate at period end	—	—

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

Borrowings

At March 31, 2025, we had other long-term borrowings of $14.0 million compared to $14.1 million at December 31, 2024. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as Tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $67.8 million at March 31, 2025, compared to $68.0 million at December 31, 2024.

Shareholders’ Equity

As a means of returning capital to shareholders, the Company implemented stock repurchase programs which totaled $60.0 million, $100.0 million, and $250.0 million, respectively, in 2022, 2023 and 2024, with $37.5 million per quarter planned for 2025. The planned amounts of such repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $2.01 billion and $1.6 million, respectively, at March 31, 2025 and $1.97 billion and $1.7 million, respectively, at December 31, 2024. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended March 31, 2025 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2024 Form 10-K, as amended.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2025 due to the material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, as amended. The material weaknesses identified exist in the design of two controls related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans.

Remediation Plan for Material Weaknesses

In response to the identified material weaknesses with respect to the two controls noted above, management instituted a remediation plan to enhance its internal control over financial reporting to: (i) require receipts of approval and documentation of the same prior to the filing of any required periodic report with the SEC; and (ii) refine the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Management may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 13. Legal” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in the 2024 Form 10-K, as amended. There have been no material changes from the risk factors disclosed in the 2024 Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
January 1, 2025 - January 31, 2025	193,048	$53.93	193,048	$139,589
February 1, 2025 - February 28, 2025	185,248	58.79	185,248	128,698
March 1, 2025 - March 31, 2025	306,149	52.91	306,149	112,500
Total	684,445	54.79	684,445	112,500

(1) During the first quarter of 2025, all shares of common stock were repurchased pursuant to the 2025 Repurchase Program, which was approved by the Board on October 23, 2024 and publicly announced on October 23, 2024. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $37.5 million per quarter, for a maximum amount of $150.0 million in 2025. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

(2) The 2025 Repurchase Program may be suspended, amended or discontinued at any time and has an expiration date of December 31, 2025. With respect to further repurchases, the Company cannot predict if, or when, it will repurchase any shares of common stock, and the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Item 5. Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Section 1350 Certifications*

32.2	Section 1350 Certifications*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

May 8, 2025	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 8, 2025	/S/ MARTIN EGAN
Date	Martin Egan Interim Chief Financial Officer and Chief Accounting Officer