Form 10-Q
period 2025-06-30
Bancorp, Inc.
filed 2025-08-08
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of July 28, 2025, there were 46,065,385 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
(Dollars in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$11,637	$6,064
Interest-earning deposits at Federal Reserve Bank	328,628	564,059
Total cash and cash equivalents	340,265	570,123

Investment securities, available-for-sale, at fair value	1,481,500	1,502,860
Commercial loans, at fair value	185,476	223,115
Loans, net of deferred loan fees and costs	6,535,432	6,113,628
Allowance for credit losses	(59,393)	(44,853)
Loans, net	6,476,039	6,068,775
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	16,250	15,642
Premises and equipment, net	26,495	27,566
Accrued interest receivable	40,607	41,713
Intangible assets, net	1,055	1,254
Other real estate owned	66,054	62,025
Deferred tax asset, net	12,436	18,874
Credit enhancement asset	26,982	12,909
Other assets	166,072	182,687
Total assets	$8,839,231	$8,727,543

LIABILITIES
Deposits
Demand and interest checking	$7,705,813	$7,434,212
Savings and money market	60,122	311,834
Total deposits	7,765,935	7,746,046

Senior debt	96,391	96,214
Subordinated debentures	13,401	13,401
Other long-term borrowings	13,898	14,081
Other liabilities	89,340	68,018
Total liabilities	7,978,965	7,937,760

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,104,006 and 46,262,932 shares issued and outstanding, respectively, at June 30, 2025 and 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024	48,104	47,713
Additional paid-in capital	12,608	3,233
Retained earnings	896,149	779,155
Accumulated other comprehensive income	1,609	(17,637)
Treasury stock at cost, 1,841,074 shares at June 30, 2025 and 402,731 shares at December 31, 2024, respectively	(98,204)	(22,681)
Total shareholders' equity	860,266	789,783

Total liabilities and shareholders' equity	$8,839,231	$8,727,543

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$112,326	$115,062	$221,238	$229,314
Investment securities:
Taxable interest	22,393	17,520	40,520	27,154
Tax-exempt interest	103	40	186	79
Interest-earning deposits	8,326	4,677	21,006	16,561
	143,148	137,299	282,950	273,108
Interest expense
Deposits	43,963	39,999	90,338	79,160
Short-term borrowings	5	1,295	5	1,314
Long-term borrowings	198	685	393	1,371
Senior debt	1,233	1,234	2,467	2,467
Subordinated debentures	257	291	512	583
	45,656	43,504	93,715	84,895
Net interest income	97,492	93,795	189,235	188,213
Provision for credit losses on non-consumer fintech loans	1,494	1,477	2,368	3,840
Provision for credit losses on consumer fintech loans	43,233	—	89,101	—
Provision (reversal) for unfunded commitments	(364)	(225)	(253)	(419)
Net interest income after provision (reversal) for credit losses	53,129	92,543	98,019	184,792

Non-interest income
Fintech fees
ACH, card and other payment processing fees	5,562	3,000	10,694	5,964
Prepaid, debit card and related fees	26,113	24,755	51,827	49,041
Consumer credit fintech fees	3,970	140	7,570	140
Total fintech fees	35,645	27,895	70,091	55,145
Net realized and unrealized gains
on commercial loans, at fair value	344	503	705	1,599
Leasing related income	2,131	1,429	4,103	1,817
Consumer fintech loan credit enhancement	43,233	—	89,101	—
Other	2,390	895	3,385	1,543
Total non-interest income	83,743	30,722	167,385	60,104

Non-interest expense
Salaries and employee benefits	37,134	33,863	70,803	64,143
Depreciation	1,125	1,027	2,229	1,976
Rent and related occupancy cost	1,717	1,686	3,285	3,326
Data processing expense	1,227	1,423	2,432	2,844
Audit expense	545	319	1,199	678
Legal expense	1,863	633	3,820	1,454
FDIC insurance	1,202	869	2,255	1,714
Software	5,144	4,637	10,157	9,126
Insurance	1,145	1,282	2,402	2,620
Telecom and IT network communications	308	354	641	625
Consulting	436	562	892	1,140
Other	5,377	4,791	10,402	8,512
Total non-interest expense	57,223	51,446	110,517	98,158
Income before income taxes	79,649	71,819	154,887	146,738
Income tax expense	19,828	18,133	37,893	36,623
Net income	$59,821	$53,686	$116,994	$110,115

Net income per share - basic	$1.28	$1.05	$2.49	$2.12

Net income per share - diluted	$1.27	$1.05	$2.46	$2.10
Weighted average shares - basic	46,598,535	50,937,055	46,904,592	51,842,097
Weighted average shares - diluted	47,182,770	51,337,491	47,565,580	52,327,122

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)

Net income	$59,821	$53,686	$116,994	$110,115
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	4,598	4,898	25,660	5,024
Reclassification adjustments for losses included in income	—	—	—	2
Other comprehensive income	4,598	4,898	25,660	5,026

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	1,149	1,209	6,414	1,236
Income tax expense related to items of other comprehensive income	1,149	1,209	6,414	1,236

Other comprehensive income, net of tax and reclassifications into net income	3,449	3,689	19,246	3,790
Comprehensive income	$63,270	$57,375	$136,240	$113,905

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2025
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	(loss) income	stock	Total

Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from restricted units,
net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	$48,067	$7,470	$836,328	$(1,840)	$(60,338)	$829,687

Net income	—	$—	$—	$59,821	$—	—	$59,821
Common stock issued from restricted units,
net of tax benefits	36,828	37	(37)	—	—	—	—
Stock-based compensation	—	—	5,175	—	—	—	5,175
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,449	—	3,449
Common stock repurchases and excise tax	—	—	—	—	—	(37,866)	(37,866)
Balance at June 30, 2025	48,104,006	$48,104	$12,608	$896,149	$1,609	$(98,204)	$860,266

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2024
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	loss	stock	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$—	$807,281
Net income	—	—	—	56,429	—	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—	—
Stock-based compensation	—	—	3,317	—	—	—	3,317
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	—	101
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	—	(50,363)
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$—	$816,765

Net income	—	$—	$—	$53,686	$—	—	$53,686
Common stock issued from restricted units,
net of tax benefits	32,771	33	(33)	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	—	3,841
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,689	—	3,689
Common stock repurchases and excise tax	(3,018,405)	(3,018)	(97,972)	—	—	—	(100,990)
Balance at June 30, 2024	49,267,403	$49,268	$72,171	$671,730	$(16,178)	$—	$776,991

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2025	2024
	(Dollars in thousands)
Operating activities
Net income	$116,994	$110,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,229	1,976
Provision for credit losses on non-consumer fintech loans	2,368	3,840
Provision for credit losses on consumer fintech loans	89,101	—
Provision reversal for unfunded commitments	(253)	(419)
Net accretion of investment securities discounts/premiums	(2,812)	(458)
Stock-based compensation expense	9,766	7,158
Realized gains on commercial loans, at fair value	(705)	(1,883)
Gain on sale of fixed assets	(7)	(14)
Change in fair value of derivatives	—	284
Loss on sales/calls of investment securities	—	2
Decrease (increase) in accrued interest receivable	1,106	(7,355)
Decrease (increase) in other assets	19,127	(15,907)
Increase in consumer fintech loan credit enhancement receivables	(14,073)	—
Decrease in other liabilities	(4,425)	(4,794)
Net cash provided by operating activities	218,416	92,545

Investing activities
Purchase of investment securities available-for-sale	(53,071)	(913,050)
Proceeds from redemptions and prepayments of securities available-for-sale	125,978	85,238
Capitalized investment in other real estate owned	(1,756)	—
Sale of repossessed assets	2,600	7,030
Net increase in loans	(503,461)	(292,929)
Proceeds from sale of fixed assets	121	70
Commercial loans, at fair value drawn during the period	(2,953)	—
Payments on commercial loans, at fair value	41,174	68,460
Purchases of premises and equipment	(1,272)	(3,243)
Net cash used in investing activities	(392,640)	(1,048,424)

Financing activities
Net increase in deposits	19,889	474,778
Net decrease in securities sold under agreements to repurchase	—	(42)
Repurchases of common stock and excise tax	(75,523)	(151,353)
Net cash (used in) provided by financing activities	(55,634)	323,383

Net decrease in cash and cash equivalents	(229,858)	(632,496)

Cash and cash equivalents, beginning of period	570,123	1,038,090

Cash and cash equivalents, end of period	$340,265	$405,594

Supplemental disclosure:
Interest paid	$95,231	$84,880
Taxes paid	$33,904	$51,428
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$2,273	$40,912
Leased vehicles transferred to repossessed assets	$2,395	$6,151

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

While the national specialty finance segment generates the majority of the Company’s revenues, the fintech segment also contributes significant revenues. In its fintech segment, the Company provides payment and deposit services nationally, which include prepaid and debit card accounts, affinity group banking, deposit accounts to investment advisors’ customers, card payments and other payment processing services. Fintech segment deposits fund the majority of the Company’s loans and securities and may produce lower costs than other funding sources. Most of the fintech segment’s revenues and deposits, and SBLOC and IBLOC loans, result from relationships with third parties which market such products. Concentrations of loans and deposits are based upon the cumulative account balances generated by those third parties. Similar concentrations result in revenues in prepaid, debit card and related fees. These concentrations may also be reflected in a lower cost of funds compared to other funding sources. The Company sweeps certain deposits off its balance sheet to other institutions through intermediaries. Such sweeps are utilized to optimize diversity within its funding structure by managing the percentage of individual client deposits to total deposits. The Company offers loans through credit sponsorship with third parties, in its fintech segment.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2025 and for the three- and six-month periods ended June 30, 2025 and 2024, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the “2024 Form 10-K, as amended”). The results of operations for the six-month period ended June 30, 2025 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2025.

There have been no significant changes as of June 30, 2025 from the Company’s significant accounting policies as described in the 2024 Form 10-K, as amended.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718 Stock Compensation (“ASC 718”). The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2025, the Company had three active stock-based compensation plans.

During the six months ended June 30, 2025, the Company granted 32,624 stock options with a vesting period of four years and a weighted average grant-date fair value of $30.65. During the six months ended June 30, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. There were no common stock options exercised in the six-month periods ended June 30, 2025 and June 30, 2024.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2025	668,293	$17.30	6.12	$23,613,391
Granted	32,624	60.25	9.62	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2025	700,917	$19.30	5.81	$26,513,782
Exercisable at June 30, 2025	580,294	$14.28	5.30	$24,772,483

The Company granted 358,348 RSUs in the first six months of 2025, of which 330,839 have a vesting period of three years and 27,509 have a vesting period of one year. At issuance, the 358,348 RSUs granted in the first six months of 2025 had a weighted average fair value of $59.60 per unit. The Company granted 390,305 RSUs in the first six months of 2024, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in the first six months of 2024 had a weighted average fair value of $42.87 per unit.

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2025	794,386	$38.29	1.44
Granted	358,348	59.60	2.49
Vested	(390,525)	36.25	—
Forfeited	(16,834)	50.97	—
Outstanding at June 30, 2025	745,375	$49.31	1.73

As of June 30, 2025, there was a total of $30.9 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. Related compensation expense for the three months ended June 30, 2025 and 2024 was $5.2 million and $3.8 million, respectively. Related compensation expense for the six months ended June 30, 2025 and 2024 was $9.8 million and $7.1 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2025 and 2024, was $14.4 million and $10.3 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $23.7 million and $14.6 million, respectively.

For the six-month periods ended June 30, 2025 and 2024, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2025	2024
Risk-free interest rate	4.51%	4.17%
Expected dividend yield	—	—
Expected volatility	45.21%	44.76%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended June 30, 2025 is based on awards that are ultimately expected to vest. As only one individual has outstanding options, the Company estimates outstanding lives utilizing acceptable expedients in lieu of forfeiture history.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2025
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$59,821	46,598,535	$1.28
Effect of dilutive securities
Common stock options and RSUs	—	584,235	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$59,821	47,182,770	$1.27

Stock options for 622,677 shares, exercisable at prices between $6.87 and $35.17 per share, were outstanding at June 30, 2025, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ended June 30, 2025. Stock options for 78,240 shares were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2025
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$116,994	46,904,592	$2.49
Effect of dilutive securities
Common stock options and RSUs	—	660,988	(0.03)
Diluted earnings per share
Net earnings available to common shareholders	$116,994	47,565,580	$2.46

 Stock options for 622,677 shares, exercisable at prices between $6.87 and $35.17 per share, were outstanding at June 30, 2025, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the six-month period ended June 30, 2025. Stock options for 78,240 shares were anti-dilutive and not included in the earnings per share calculation.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2025 and December 31, 2024 are summarized as follows (dollars in thousands):

Available-for-sale	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,519	$99	$(584)	$27,034
Asset-backed securities(1)	242,302	262	(57)	242,507
Tax-exempt obligations of states and political subdivisions	10,350	20	(309)	10,061
Taxable obligations of states and political subdivisions	30,021	28	(185)	29,864
Residential mortgage-backed securities	416,830	6,553	(4,266)	419,117
Collateralized mortgage obligation securities	22,586	7	(793)	21,800
Commercial mortgage-backed securities	729,776	11,454	(10,113)	731,117
	$1,479,384	$18,423	$(16,307)	$1,481,500

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,152	$3	$(6)	$2,149
Collateralized loan obligation securities	240,150	259	(51)	240,358
	$242,302	$262	$(57)	$242,507

Available-for-sale	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$31,233	$—	$(1,271)	$29,962
Asset-backed securities(1)	214,346	177	(24)	214,499
Tax-exempt obligations of states and political subdivisions	6,860	—	(73)	6,787
Taxable obligations of states and political subdivisions	29,267	7	(441)	28,833
Residential mortgage-backed securities	438,562	1,137	(6,280)	433,419
Collateralized mortgage obligation securities	27,279	—	(1,127)	26,152
Commercial mortgage-backed securities	778,857	1,653	(17,302)	763,208
	$1,526,404	$2,974	$(26,518)	$1,502,860

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(1)Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$2,440	$—	$(2)	$2,438
Collateralized loan obligation securities	211,906	177	(22)	212,061
	$214,346	$177	$(24)	$214,499

Investments in Federal Home Loan Bank (“FHLB”) stock, Atlantic Central Bankers Bank (“ACBB”) stock, and Federal Reserve Bank stock are recorded at cost and amounted to $16.3 million at June 30, 2025, and $15.6 million at December 31, 2024. The amount of FHLB stock required to be held is based on the amount of borrowings, and after repayment thereof, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2025, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$37,018	$36,897
Due after one year through five years	187,113	185,649
Due after five years through ten years	626,637	634,144
Due after ten years	628,616	624,810
	$1,479,384	$1,481,500

The Company pledges loans to collateralize its line of credit with the FHLB, as described in “Note 6. Loans.” The Company had no securities pledged at June 30, 2025, and December 31, 2024. There were no gross realized gains on sales of securities for the three and six months ended June 30, 2025 and June 30, 2024. There were no realized losses on securities sales/calls for the three months ended June 30, 2025 and June 30, 2024. There were no realized losses on securities sales/calls for the six months ended June 30, 2025. Realized losses on securities sales/calls were $2,000 for the six months ended June 30, 2024.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2025 (dollars in thousands):

Available-for-sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$7,634	$(12)	$12,601	$(572)	$20,235	$(584)
Asset-backed securities	68,340	(50)	520	(7)	68,860	(57)
Tax-exempt obligations of states and
political subdivisions	6,930	(295)	1,146	(14)	8,076	(309)
Taxable obligations of states and
political subdivisions	—	—	23,471	(185)	23,471	(185)
Residential mortgage-backed securities	1,097	(4)	34,636	(4,262)	35,733	(4,266)
Collateralized mortgage obligation securities	—	—	17,419	(793)	17,419	(793)
Commercial mortgage-backed securities	79,928	(613)	145,809	(9,500)	225,737	(10,113)
Total unrealized loss position
investment securities(1)	$163,929	$(974)	$235,602	$(15,333)	$399,531	$(16,307)

(1) At June 30, 2025 there were 212 securities in a loss position.

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

The Company has evaluated the securities in the above tables as of June 30, 2025 and has concluded that none of these securities required an allowance for credit loss (“ACL”).

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

Note 6. Loans

The Company has several lending lines of business including: SBLs, comprised primarily of SBA loans; direct lease financing primarily for commercial vehicles and to a lesser extent equipment; SBLOC collateralized by marketable securities; IBLOC collateralized by the cash value of eligible life insurance policies; and investment advisor financing for purposes of debt refinance, acquisition of another firm or internal succession. Prior to 2020, the Company also originated non-SBA commercial real estate bridge loans, primarily collateralized by multifamily properties (apartment buildings), and to a lesser extent, by hotel and retail properties, for sale into securitizations. At origination, the Company elected fair value treatment for these loans as they were originally held-for-sale, to better reflect the economics of the transactions. In 2020, the Company decided to retain these loans on its balance sheet as interest-earning assets and currently intends to continue doing so. Therefore, these loans are no longer accounted for as held-for-sale, but the Company continues to present them at fair value. At June 30, 2025, such loans comprised $108.7 million of the $185.5 million of commercial loans, at fair value, with the balance comprised of the guaranteed portion of certain SBA loans also previously held for sale. The amortized cost of the $185.5 million commercial loans at fair value was $185.8 million. Included in net realized and unrealized gains (losses) on commercial loans, at fair value in the consolidated statements of operations are changes in the estimated fair value of such loans. For the six months ended June 30, 2025 and June 30, 2024, there were no related net unrealized losses or gains recognized for changes in fair value. In the third quarter of 2021, the Company resumed the origination of non-SBA commercial real estate bridge loans which it also intends to hold for investment and which are accounted for at amortized cost. They are captioned as REBLs as they are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow.

The Bank has pledged the majority of its loans held for investment at amortized cost and commercial loans at fair value to either the FHLB or the Federal Reserve Bank for lines of credit with those institutions. The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The lines maintained are consistent with the Bank’s liquidity policy which maximizes potential liquidity. At June 30, 2025, $2.54 billion of loans were pledged to the Federal Reserve Bank and $2.16 billion of loans were pledged to the FHLB against lines of credit which provide a source of liquidity to the Bank. There were no amounts drawn against these lines at June 30, 2025.

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

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $680.5 million of consumer fintech loans at June 30, 2025, $346.9 million consisted of secured credit card loans, with the balance consisting of other short-term extensions of credit. Consumers do not pay interest on the majority of consumer fintech loan balances, including secured credit card loans. The majority of the income on those loans is reflected in non-interest income under “Consumer credit fintech fees” and originate with the marketers and servicers for those loans. The secured credit card balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from deposits required to be maintained to collateralize related card use. Related fee income is reflected in the “Consumer credit fintech fees” line of the income statement.

Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
SBL non-real estate	$204,087	$190,322
SBL commercial mortgage	723,754	662,091
SBL construction	30,705	34,685
SBLs	958,546	887,098
Direct lease financing	698,086	700,553
SBLOC / IBLOC(1)	1,601,405	1,564,018
Advisor financing	272,155	273,896
Real estate bridge loans	2,140,039	2,109,041
Consumer fintech(2)	680,487	454,357
Other loans(3)	169,945	111,328
	6,520,663	6,100,291
Unamortized loan fees and costs	14,769	13,337
Total loans, including unamortized loan fees and costs	$6,535,432	$6,113,628

	June 30,	December 31,
	2025	2024
SBLs, including costs net of deferred fees of $11,570 and $9,979
for June 30, 2025 and December 31, 2024, respectively	$970,116	$897,077
SBLs included in commercial loans, at fair value	76,830	89,902
Total SBLs(4)	$1,046,946	$986,979

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At June 30, 2025 and December 31, 2024, IBLOC loans amounted to $513.9 million and $548.1 million, respectively.

(2) At June 30, 2025, consumer fintech loans consisted of $346.9 million of secured credit card loans, with the balance comprised of other short-term extensions of credit.

(3) Includes demand deposit overdrafts reclassified as loan balances totaling $6.4 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial. The June 30, 2025 balance included $122.5 million of warehouse financing related to loan sales to third party purchasers. Weighted average look through loan to values (“LTVs”) based on our most recent appraisals for the related mortgaged properties were less than 60% as-is and less than 55% as-stabilized.

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

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	June 30, 2025				December 31, 2024
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$4,764	$733	$1,212	$5,976	$1,308	$351	$1,327	$2,635
SBL commercial mortgage	2,723	677	5,617	8,340	1,922	1,039	2,963	4,885
SBL construction	2,892	248	—	2,892	1,585	118	—	1,585
Direct leasing	6,844	2,881	392	7,236	5,561	2,377	465	6,026
IBLOC	469	206	—	469	503	413	—	503
Real estate bridge loans	—	—	36,677	36,677	—	—	12,300	12,300
	$17,692	$4,745	$43,898	$61,590	$10,879	$4,298	$17,055	$27,934

The Company had $66.1 million of other real estate owned (“OREO”) at June 30, 2025, and $62.0 million of OREO at December 31, 2024. The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, and OREO at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$5,976	$2,635
SBL commercial mortgage	8,340	4,885
SBL construction	2,892	1,585
Direct leasing	7,236	6,026
IBLOC	469	503
Real estate bridge loans(1)	36,677	12,300
Total non-accrual loans	61,590	27,934

Loans past due 90 days or more and still accruing	883	5,830
Total non-performing loans	62,473	33,764
OREO	66,054	62,025
Non-accrual investment	—	3,462
Total non-performing assets	$128,527	$99,251

(1) In the second quarter of 2025, a $26.9 million loan balance was transferred to non-accrual status. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025, a purchase and sale agreement for the property was executed with a new counterparty possessing greater financial capacity and experience. The sale is expected to close in the third quarter of 2025, and a new loan is anticipated in connection with the transaction.

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2025 and 2024, was $1.1 million and $497,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2025. During the six months ended June 30, 2025, $1.2 million of REBL, $59,000 of direct leasing, $307,000 of SBL commercial real estate, and $137,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period. During the six months ended June 30, 2024, $222,000 of REBL, $63,000 of direct leasing, $109,000 of SBL commercial real estate, and $33,000 of SBL non-real estate were reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

During the three-month and year-to-date periods ended June 30, 2025 and June 30, 2024, loans modified and related information are as follows (dollars in thousands):

	Three months ended June 30, 2025					Three months ended June 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$—	$1,348	$—	$1,348	0.66%	$—	$—	$—	—
SBL commercial mortgage	—	—	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	2,551	2,551	0.36%
Real estate bridge lending	—	—	—	—	—	—	—	—	—
Total	$—	$1,348	$—	$1,348	0.02%	$—	$2,551	$2,551	0.05%

	Six months ended June 30, 2025					Six months ended June 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$4,991	$1,348	$—	$6,339	3.11%	$1,726	$—	$—	$1,726	1.00%
SBL commercial mortgage	2,738	—	—	2,738	0.38%	3,320	—	—	3,320	0.51%
Direct lease financing	—	—	—	—	—	—	—	2,551	2,551	0.36%
Real estate bridge lending(1)	—	—	—	—	—	26,923	32,500	—	59,423	2.80%
Total	$7,729	$1,348	$—	$9,077	0.14%	$31,969	$32,500	$2,551	$67,020	1.20%

(1) In the second quarter of 2025, a $26.9 million loan was transferred to non-accrual status. The related $26.9 million loan was modified twice in 2024. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025, a purchase and sale agreement for the property was executed with a new counterparty possessing greater financial capacity and experience. The sale is expected to close in the third quarter of 2025, and a new loan is anticipated in connection with the transaction.

The following table shows an analysis of loans that were modified during the three-month and year-to-date periods ended June 30, 2025 and June 30, 2024 presented by loan classification (dollars in thousands):

Three months ended June 30, 2025
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$—	$1,348
SBL commercial mortgage	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$1,348	$—	$—	$1,348	$—	$1,348

Three months ended June 30, 2024
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$2,551	$—	$—	$2,551	$—	$2,551

	Six months ended June 30, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$4,991	$6,339
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$1,348	$—	$—	$1,348	$7,729	$9,077

	Six months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$757	$757	$969	$1,726
SBL commercial mortgage	—	—	—	—	—	3,320	3,320
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge lending	—	—	—	—	—	59,423	59,423
	$—	$2,551	$—	$757	$3,308	$63,712	$67,020

The following table describes the financial effect of the modifications made during the three-month and year-to-date periods ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	—	—	—	—
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	—	—	—	—	—	—

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	2.45%	—	—	1.00%
SBL commercial mortgage	—	—	0.38%	—	—	0.51%
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	—	—	—	1.68%	—	1.27%

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified for the periods ended June 30, 2025 or December 31, 2024.

There were $1.3 million and $2.6 million of total loans classified as modified for the three months ended June 30, 2025 and June 30, 2024, respectively, with no specific reserves.

For the six months ended June 30, 2025, there were $9.1 million of total loans classified as modified with specific reserves of $168,000, while there were $67.0 million of total loans classified as modified for the six months ended June 30, 2024 with specific reserves of $7,000.

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

Below are the portfolio segments used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. These pools have similar risk and collateral characteristics, and certain of these pools are broken down further in determining and applying the vintage loss estimates previously discussed. For instance, within the direct lease financing pool, government and public institution leases are considered separately. Additionally, the Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans. The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses. A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$22,283	$49,923	$67,442	$24,617	$15,219	$8,455	$—	$187,939
Special mention	—	—	2,437	404	—	110	—	2,951
Substandard	—	535	3,496	2,492	1,226	2,063	—	9,812
Total SBL non-real estate	22,283	50,458	73,375	27,513	16,445	10,628	—	200,702

SBL commercial mortgage
Non-rated	1,036	—	—	—	—	—	—	1,036
Pass	65,712	144,273	86,454	118,893	79,363	184,902	—	679,597
Special mention	—	706	2,103	2,735	1,095	8,880	—	15,519
Substandard	—	—	3,012	9,617	5,493	5,495	—	23,617
Total SBL commercial mortgage	66,748	144,979	91,569	131,245	85,951	199,277	—	719,769

SBL construction
Pass	1,118	12,965	9,816	-	3,566	—	—	27,465
Substandard	—	—	—	—	2,530	710	—	3,240
Total SBL construction	1,118	12,965	9,816	—	6,096	710	—	30,705

Direct lease financing
Non-rated	2,426	146	—	—	—	—	—	2,572
Pass	142,470	222,987	154,809	109,989	31,079	10,274	—	671,608
Special mention	—	599	868	514	28	23	—	2,032
Substandard	—	4,535	8,208	6,496	2,535	100	—	21,874
Total direct lease financing	144,896	228,267	163,885	116,999	33,642	10,397	—	698,086

SBLOC
Non-rated	—	—	—	—	—	—	2,540	2,540
Pass	—	—	—	—	—	—	1,084,982	1,084,982
Total SBLOC	—	—	—	—	—	—	1,087,522	1,087,522

IBLOC
Pass	—	—	—	—	—	—	513,372	513,372
Substandard	—	—	—	—	—	—	511	511
Total IBLOC	—	—	—	—	—	—	513,883	513,883

Advisor financing
Pass	31,552	73,536	74,832	51,169	18,409	13,498	—	262,996
Special mention	—	—	—	1,001	8,158	—	—	9,159
Total advisor financing	31,552	73,536	74,832	52,170	26,567	13,498	—	272,155

Real estate bridge loans
Pass	234,267	440,369	393,029	631,576	224,976	—	—	1,924,217
Special mention(1)	—	—	—	81,838	9,576	—	—	91,414
Substandard(1)	—	55,042	—	47,984	21,382	—	—	124,408
Total real estate bridge loans	234,267	495,411	393,029	761,398	255,934	—	—	2,140,039

Consumer fintech
Non-rated	60,235	—	—	—	—	—	619,818	680,053
Substandard	165	81	—	—	—	—	188	434
Total consumer fintech	60,400	81	—	—	—	—	620,006	680,487

Other loans
Non-rated	6,411	—	—	—	—	7,791	—	14,202
Pass	56,933	66,263	161	254	347	37,798	1,159	162,915
Special mention	—	—	—	—	—	198	—	198
Total other loans(2)	63,344	66,263	161	254	347	45,787	1,159	177,315

	$624,608	$1,071,960	$806,667	$1,089,579	$424,982	$280,297	$2,222,570	$6,520,663

Unamortized loan fees and costs	—	—	—	—	—	—	—	14,769
Total								$6,535,432

(1) For the special mention and substandard real estate bridge loans, appraisals performed within the past twelve months reflect a respective weighted average “as is” LTV of 80% and a further estimated 72% “as stabilized” LTV. “As stabilized” LTVs represent additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The substandard real estate bridge loans shown in 2024 reflected loans to new borrowers with greater financial capacity, with their original financing in the 2021 and 2022 vintages.

(2) Included in Other loans are $7.4 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of June 30, 2025. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), the 504 Fixed Asset Financing Program (the “504 Program”), and the discontinued PPP. The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short-term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. In 2020 and 2021, the Company also participated in the PPP, which provided short-term loans to small businesses. PPP loans are fully guaranteed by the U.S. government. This program was a specific response to the COVID-19 pandemic, and the majority of these loans have been reimbursed by the U.S. government, with $15,000 remaining to be reimbursed as of June 30, 2025. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans discussed above. PPP loans are not included in the risk pools because they have inherently different risk characteristics due to the U.S. government guarantee. In the table above, the PPP loans are included in non-rated SBL non-real estate. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Investment advisor financing. The Bank originates loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third-party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate. Loan repayment is highly dependent on fee streams from advisor clientele. Accordingly, loss of fee-based investment advisory clients or negative market performance may reduce fees and pose a risk to these credits. As credit losses have not been experienced, the ACL is determined by qualitative factors. The qualitative factors for investment advisor financing focus on historical industry losses, changes in lending policies and procedures, portfolio performance and economic conditions.

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

ACL on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on such off-balance sheet credit exposures, also referred to as loan commitments, is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the ACL on such exposures as of June 30, 2025 and as of December 31, 2024 was $1.8 million and $2.0 million, respectively.

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	June 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853
Charge-offs(1)	(171)	—	—	(1,520)	—	—	—	(89,627)	(704)	—	(92,022)
Recoveries	61	—	—	429	—	—	—	14,599	4	—	15,093
Provision (credit)(1)	326	(190)	124	1,504	(188)	(13)	16	89,101	789	—	91,469
Ending balance	$5,188	$3,013	$466	$13,538	$1,007	$2,041	$6,619	$26,982	$539	$—	$59,393

Ending balance: Individually evaluated for expected credit loss	$776	$677	$248	$2,881	$206	$—	$—	$—	$—	$—	$4,788

Ending balance: Collectively evaluated for expected credit loss	$4,412	$2,336	$218	$10,657	$801	$2,041	$6,619	$26,982	$539	$—	$54,605

Loans:
Ending balance	$204,087	$723,754	$30,705	$698,086	$1,601,405	$272,155	$2,140,039	$680,487	$169,945	$14,769	$6,535,432

Ending balance: Individually evaluated for expected credit loss	$6,024	$8,340	$2,892	$7,236	$469	$—	$36,677	$—	$214	$—	$61,852

Ending balance: Collectively evaluated for expected credit loss	$198,063	$715,414	$27,813	$690,850	$1,600,936	$272,155	$2,103,362	$680,487	$169,731	$14,769	$6,473,580

(1) Lending agreements related to consumer fintech loans resulted in the company recording a $89.1 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

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

A summary of the Company’s net charge-offs accordingly classified, by year of origination, at June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Current period charge-offs	$—	$—	$—	$(62)	$—	$(109)	$—	$(171)
Current period recoveries	—	14	—	12	—	35	—	61
Current period SBL non-real estate net charge-offs	—	14	—	(50)	—	(74)	—	(110)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	—	(139)	(320)	(884)	(177)	—	—	(1,520)
Current period recoveries	—	—	59	338	32	—	—	429
Current period direct lease financing net charge-offs	—	(139)	(261)	(546)	(145)	—	—	(1,091)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—	—

Consumer fintech
Current period charge-offs	(369)	(2,184)	—	—	—	—	(87,074)	(89,627)
Current period recoveries	8	156	—	—	—	—	14,435	14,599
Current period consumer fintech net charge-offs	(361)	(2,028)	—	—	—	—	(72,639)	(75,028)

Other loans
Current period charge-offs	—	—	—	—	—	(704)	—	(704)
Current period recoveries	—	—	—	—	—	—	4	4
Current period other loans net charge-offs	—	—	—	—	—	(704)	4	(700)

Total
Current period charge-offs	(369)	(2,323)	(320)	(946)	(177)	(813)	(87,074)	(92,022)
Current period recoveries	8	170	59	350	32	35	14,439	15,093
Current period net charge-offs	$(361)	$(2,153)	$(261)	$(596)	$(145)	$(778)	$(72,635)	$(76,929)

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Current period charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$—	$(708)
Current period recoveries	—	7	—	7	63	152	—	229
Current period SBL non-real estate net charge-offs	(14)	(46)	(149)	(94)	(257)	81	—	(479)

SBL commercial mortgage
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL commercial mortgage net charge-offs	—	—	—	—	—	—	—	—

SBL construction
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBL construction net charge-offs	—	—	—	—	—	—	—	—

Direct lease financing
Current period charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	—	(4,575)
Current period recoveries	—	39	177	85	8	9	—	318
Current period direct lease financing net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	—	(4,257)

SBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period SBLOC net charge-offs	—	—	—	—	—	—	—	—

IBLOC
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period IBLOC net charge-offs	—	—	—	—	—	—	—	—

Advisor financing
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period advisor financing net charge-offs	—	—	—	—	—	—	—	—

Real estate bridge loans
Current period charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Current period real estate bridge loans net charge-offs	—	—	—	—	—	—	—	—

Consumer fintech
Current period charge-offs	—	—	—	—	—	—	(19,619)	(19,619)
Current period recoveries	—	—	—	—	—	—	1,877	1,877
Current period consumer fintech net charge-offs	—	—	—	—	—	—	(17,742)	(17,742)

Other loans
Current period charge-offs	—	(6)	—	—	—	(12)	—	(18)
Current period recoveries	—	—	—	—	—	1	—	1
Current period other loans net charge-offs	—	(6)	—	—	—	(11)	—	(17)

Total
Current period charge-offs	(17)	(803)	(2,888)	(1,116)	(381)	(96)	(19,619)	(24,920)
Current period recoveries	—	46	177	92	71	162	1,877	2,425
Current period net charge-offs	$(17)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$(17,742)	$(22,495)

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2025 or December 31, 2024. In the first six months of 2025, the Company purchased $19.8 million of SBLs, none of which were credit deteriorated. Additionally, in the first six months of 2025, the Company participated in SBLs with other institutions in the amount of $4.7 million.

The non-accrual loans in the following table are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For non-accrual loans, the Company establishes a reserve in the allowance for credit losses for deficiencies between estimated collateral and loan carrying values. During the six months ended June 30, 2025, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. SBL non-real estate are collateralized by business assets, which may include certain real estate. SBL commercial mortgage and construction are collateralized by real estate for small businesses, while real estate bridge lending is primarily collateralized by apartment buildings, or other commercial real estate. SBLOC is collateralized by marketable investment securities while IBLOC is collateralized by the cash value of life insurance. Advisor financing is collateralized by investment advisors’ business franchises. Direct lease financing is collateralized primarily by vehicles or equipment.

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	June 30, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$—	$—	$—	$5,976	$5,976	$198,111	$204,087
SBL commercial mortgage	—	3,012	—	8,340	11,352	712,402	723,754
SBL construction	—	—	—	2,892	2,892	27,813	30,705
Direct lease financing	9,201	3,727	307	7,236	20,471	677,615	698,086
SBLOC / IBLOC	13,944	386	135	469	14,934	1,586,471	1,601,405
Advisor financing	—	—	—	—	—	272,155	272,155
Real estate bridge loans(1)	—	—	—	36,677	36,677	2,103,362	2,140,039
Consumer fintech	18,930	1,113	434	—	20,477	660,010	680,487
Other loans	2	61	7	—	70	169,875	169,945
Unamortized loan fees and costs	—	—	—	—	—	14,769	14,769
	$42,077	$8,299	$883	$61,590	$112,849	$6,422,583	$6,535,432

(1) In the second quarter of 2025, a $26.9 million loan balance was transferred to non-accrual status. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025, a purchase and sale agreement for the property was executed with a new counterparty possessing greater financial capacity and experience. The sale is expected to close in the third quarter of 2025, and a new loan is anticipated in connection with the transaction. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. The borrower is attempting to sell the property as the source of repayment for the loan. However, there can be no assurance that any such sale will be consummated. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (dollars in thousands):

Remaining 2025	$121,181
2026	184,995
2027	150,570
2028	76,365
2029	35,601
2030 and thereafter	10,034
Total undiscounted cash flows	578,746
Residual value(1)	217,357
Difference between undiscounted cash flows and discounted cash flows	(98,017)
Present value of lease payments recorded as lease receivables	$698,086

(1) Of the $217,357,000, $46,186,000 is not guaranteed by the lessee or other guarantors.

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2025 and December 31, 2024, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2025, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $5.8 million at June 30, 2025 and $6.9 million at December 31, 2024.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company did not pay Duane Morris LLP for legal services for the six months ended June 30, 2025. The Company paid Duane Morris LLP $4,800 for legal services for the six months ended June 30, 2024.

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

Cash and cash equivalents, which are comprised of cash and due from banks and the Company’s balance at the Federal Reserve Bank, had recorded values of $340.3 million and $570.1 million as of June 30, 2025 and December 31, 2024, respectively, which approximated fair values.

The estimated Level 2 fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. In the second quarter of 2025 and 2024, there were no transfers between the three levels.

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

The credit enhancement asset has a carrying value that approximates fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (dollars in thousands) as of the dates indicated:

	June 30, 2025
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,481,500	$1,481,500	$—	$1,481,500	$—
Federal Reserve, FHLB and ACBB stock	16,250	16,250	—	—	16,250
Commercial loans, at fair value	185,476	185,476	—	—	185,476
Loans, net of deferred loan fees and costs	6,535,432	6,496,669	—	—	6,496,669
Accrued interest receivable	40,607	40,607	—	40,607	—
Credit enhancement asset	26,982	26,982	—	26,982	—
Demand and interest checking	7,705,813	7,705,813	—	7,705,813	—
Savings and money market	60,122	60,122	—	60,122	—
Senior debt	96,391	96,005	—	96,005	—
Subordinated debentures	13,401	11,321	—	—	11,321
Other long-term borrowings	13,898	13,898	—	13,898	—
Accrued interest payable	2,491	2,491	—	2,491	—

	December 31, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
Accrued interest receivable	41,713	41,713	—	41,713	—
Credit enhancement asset	12,909	12,909	—	12,909	—
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Accrued interest payable	2,612	2,612	—	2,612	—

Other assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$27,034	$—	$27,034	$—
Asset-backed securities	242,507	—	242,507	—
Obligations of states and political subdivisions	39,925	—	39,925	—
Residential mortgage-backed securities	419,117	—	419,117	—
Collateralized mortgage obligation securities	21,800	—	21,800	—
Commercial mortgage-backed securities	731,117	—	731,117	—
Total investment securities, available-for-sale	1,481,500	—	1,481,500	—
Commercial loans, at fair value	185,476	—	—	185,476
Credit enhancement asset	26,982	—	26,982	—
	$1,693,958	$—	$1,508,482	$185,476

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$29,962	$—	$29,962	$—
Asset-backed securities	214,499	—	214,499	—
Obligations of states and political subdivisions	35,620	—	35,620	—
Residential mortgage-backed securities	433,419	—	433,419	—
Collateralized mortgage obligation securities	26,152	—	26,152	—
Commercial mortgage-backed securities	763,208	—	759,746	3,462
Total investment securities, available-for-sale	1,502,860	—	1,499,398	3,462
Commercial loans, at fair value	223,115	—	—	223,115
Credit enhancement asset	12,909	—	12,909	—
	$1,738,884	$—	$1,512,307	$226,577

The Company’s year-to-date Level 3 asset activity for the categories shown are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans,
	securities		at fair value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Beginning balance	$3,462	$12,071	$223,115	$332,766
Transfers to OREO	—	—	—	(2,863)
Total net (losses) or gains (realized/unrealized)
Included in earnings	—	—	705	3,016
Included in other comprehensive (loss) income	(360)	503	—	—
Purchases, advances, sales and settlements
Advances	—	—	2,953	—
Settlements	(3,102)	(9,112)	(41,297)	(109,804)
Ending balance	$—	$3,462	$185,476	$223,115

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(683)

The Company’s year-to-date OREO activity is summarized below (dollars in thousands) as of the dates indicated:

	June 30, 2025	December 31, 2024
Beginning balance	$62,025	$16,949
Transfer from loans, net	2,273	42,120
Transfer from commercial loans, at fair value	—	2,863
Advances	1,756	1,695
Sales	—	(1,602)
Ending balance	$66,054	$62,025

Information related to fair values of Level 3 balance sheet categories is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2025	Valuation techniques	Unobservable inputs	June 30, 2025	June 30, 2025

Commercial - SBA(1)	$76,830	Discounted cash flow	Discount rate	6.44%	6.44%
Non-SBA commercial real estate(2)	108,646	Discounted cash flow and appraisal	Discount rate	6.50%-9.75%	7.79%
Commercial loans, at fair value	185,476

OREO(3)	66,054	Appraised value	N/A	N/A	N/A

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2024	Valuation techniques	Unobservable inputs	December 31, 2024	December 31, 2024
Commercial mortgage-backed investment
security	$3,462	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial - SBA	89,902	Discounted cash flow	Discount rate	6.77%	6.77%
Non-SBA commercial real estate	133,213	Discounted cash flow and appraisal	Discount rate	6.80%-11.50%	8.77%
Commercial loans, at fair value	223,115

OREO	62,025	Appraised value	N/A	N/A	N/A

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2025 table.

(1) Commercial – SBA Loans are comprised of the government guaranteed portion of SBA-insured loans. Their valuation is based upon the yield derived from dealer pricing indications for guaranteed pools, adjusted for seasoning and prepayments. A limited number of broker-dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are impacted by prepayment assumptions resulting from both voluntary payoffs and defaults. Such assumptions for these seasoned loans are based on a seasoning vector for constant prepayment rates from 3% to 30% over life.

(2) Non-SBA commercial real estate – These loans are primarily bridge loans designed to provide property owners time and funding for property improvements. They are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

(3) For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs. Such appraisals reflect estimates of amounts realizable upon property sales based on the sale of comparable properties and other factors. Actual sales prices may vary based upon the identification of potential purchasers, changing conditions in local real estate markets and the level of interest rates required to finance purchases.

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$12,951	$—	$—	$12,951
OREO	66,054	—	—	66,054
	$79,005	$—	$—	$79,005

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans with specific reserves(1)	$6,587	$—	$—	$6,587
OREO	62,025	—	—	62,025
	$68,612	$—	$—	$68,612

(1) The method of valuation approach for the loans evaluated for an allowance for credit losses on an individual loan basis and also for OREO was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.

At June 30, 2025, principal on collateral dependent loans, which is accounted for on the basis of the value of underlying collateral, is shown at an estimated fair value of $13.0 million. To arrive at that fair value, related loan principal of $17.8 million was reduced by specific reserves of $4.8 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten-year period. Amortization expense is $340,000 per year ($284,000 over the next two years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2025, and December 31, 2024, respectively, the accumulated amortization expense was $3.1 million and $3.0 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve-year period and accumulated amortization expense was $316,000 at June 30, 2025 and $287,000 at December 31, 2024. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at June 30, 2025 and December 31, 2024 are presented below:

	June 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,436	$4,093	$3,237
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,436	$4,491	$3,237

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

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. Under the 2025 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program may be modified or terminated at any time. During the three and six months ended June 30, 2025, the Company repurchased 753,898 and 1,438,343 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $49.75 per share and $52.15 per share, respectively. On July 7, 2025, the Board of the Company authorized the increase of the capacity of the Company’s existing share repurchase program for the third and fourth quarters of 2025 to $300 million and $200 million for 2026 (the “Repurchase Plan”). This increase cumulatively represents up to $500 million in share repurchases through year-end 2026.

As a means of returning capital to shareholders, the Company implemented the stock repurchase programs described above. The planned amounts of repurchases are generally determined in the fourth quarter of the preceding year by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. A significant portion of such excess earnings has been utilized for stock repurchases in the amounts noted above, while cash dividends have not been paid. In determining whether capital is returned through stock repurchases or cash dividends, the Company calculates a maximum share repurchase price, based upon comparisons with what it concludes to be other exemplar peer share price valuations, with further consideration of internal growth projections. As these share prices, which are updated at least annually, have not been reached, capital return has consisted solely of stock repurchases. Exemplar share price comparisons are based upon multiples of earnings per share over time, with further consideration of returns on equity and assets. While repurchase amounts are planned in the fourth quarter of the preceding year, repurchases may be modified or terminated at any time, should capital need to be conserved.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2025
The Bancorp, Inc.	9.40%	14.42%	15.45%	14.42%
The Bancorp Bank, National Association	10.33%	15.80%	16.83%	15.80%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 13. Legal

The Delaware FCRA Matter. On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims and Reporting Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but that motion to dismiss was denied and the parties were engaged in the first phase of discovery. On March 25, 2025, the State of Delaware filed a motion to dismiss the lawsuit without prejudice, purportedly due to a related administrative proceeding commenced by or on behalf of the State of Delaware Office of Unclaimed Property. Briefing on the State of Delaware’s motion to dismiss without prejudice is ongoing and the first phase of discovery is currently stayed pending a decision on that motion to dismiss. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Cachet Matter. On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the

Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleges eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a first amended complaint wherein Cachet, among other things, withdrew its implied indemnity claim against the Bank and added several defendants unaffiliated with the Bank and causes of action related to those parties. The Bank is vigorously defending against these claims. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the Bank. On September 12, 2024, the Bank’s partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims, was denied on procedural grounds and without reaching the issues the Bank raised in its partial motion to dismiss. On October 31, 2024, Cachet filed its second amended complaint, which as related to the Bank, is substantially similar to the first amended complaint; however, the second amended complaint seeks only “damages in amount to be proven at trial” whereas the first amended complaint sought “damages in amount to be proven but in no event less than $150 million.” The Bank is vigorously defending against the second amended complaint. In furtherance of such a defense, on December 17, 2024, the Bank filed its partial motion to dismiss the second amended complaint, which was granted in part and denied in part on May 2, 2025. Specifically, Cachet’s negligence claim, conversion claim, and accounting claim were dismissed with prejudice. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The City Attorney of San Francisco Matter. On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California, captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair, or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the Superior Court of the State of California. TBBK Card is vigorously defending against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of summons as to TBBK Card for lack of personal jurisdiction. On April 22, 2025, the Superior Court issued an order denying TBBK Card’s motion to quash service of the summons and also denying the other defendants’ motions to quash service of the summons. On May 6, 2025, TBBK Card filed its petition for writ of mandate in the Court of Appeal, First Appellate District, Division One of the State of California in order to appeal the Superior Court’s decision to deny the motion to quash the summons. As of June 30, 2025, briefing on the petition for writ of mandate had been completed and a decision remained pending. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial conditions or operations.

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

The OREO Escrow Dispute. As previously disclosed in prior filed current reports of Form 8-K, the majority of the Bank’s “Other Real Estate Owned” property is comprised of an apartment complex. The underlying balance for this property is $42.9 million as of June 30, 2025. As previously disclosed, the property was under an agreement of sale. On June 24, 2025, the relevant Bank subsidiary, TBB Crescent Park Drive, LLC (“TBB Crescent”), terminated the agreement of sale for the property and demanded the escrow agent release to TBB Crescent all earnest money deposits received to date, totaling $3.0 million. On June 26, 2025, without providing any legal or contractual basis to do so, the purchaser objected to the release of the earnest money deposits. On July 11, 2025, TBB Crescent filed a complaint in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that it is the party entitled to the earnest money deposits. The Company, through TBB Crescent, intends to vigorously pursue this litigation and to defend against any allegations or claims that may be brought through a counterclaim or otherwise. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the three months ended June 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$486	$48,904	$29,069	$32,990	$31,699	$143,148
Interest allocation	64,622	(23,479)	(16,583)	(16,947)	(7,613)	—
Interest expense	42,814	—	888	10	1,944	45,656
Net interest income	22,294	25,425	11,598	16,033	22,142	97,492
Provision for credit losses(1)	43,233	(116)	(146)	1,425	(33)	44,363
Non-interest income(1)	78,907	2,283	79	2,443	31	83,743
Direct non-interest expense
Salaries and employee benefits	4,401	1,160	2,545	4,688	24,340	37,134
Data processing expense	335	46	497	1	348	1,227
Software	148	27	717	505	3,747	5,144
Other	2,988	1,249	275	2,141	7,065	13,718
Income before non-interest expense allocations	50,096	25,342	7,789	9,716	(13,294)	79,649
Non-interest expense allocations
Risk, financial crimes, and compliance	7,490	604	839	1,365	(10,298)	—
Information technology and operations	3,613	199	1,535	2,101	(7,448)	—
Other allocated expenses	4,091	833	1,755	1,958	(8,637)	—
Total non-interest expense allocations	15,194	1,636	4,129	5,424	(26,383)	—
Income before taxes	34,902	23,706	3,660	4,292	13,089	79,649
Income tax expense	8,689	5,901	911	1,068	3,259	19,828
Net income	$26,213	$17,805	$2,749	$3,224	$9,830	$59,821

(1) Lending agreements related to consumer fintech loans resulted in the company recording a $43.2 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the three months ended June 30, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$—	$52,379	$30,330	$30,945	$23,645	$137,299
Interest allocation	69,959	(26,135)	(19,000)	(18,938)	(5,886)	—
Interest expense	38,888	—	843	10	3,763	43,504
Net interest income	31,071	26,244	10,487	11,997	13,996	93,795
Provision for credit losses	—	156	59	1,205	(168)	1,252
Non-interest income	27,927	600	15	2,148	32	30,722
Direct non-interest expense
Salaries and employee benefits	3,845	1,025	2,328	4,279	22,386	33,863
Data processing expense	383	42	607	2	389	1,423
Software	118	26	778	445	3,270	4,637
Other	2,251	948	300	1,953	6,071	11,523
Income before non-interest expense allocations	52,401	24,647	6,430	6,261	(17,920)	71,819
Non-interest expense allocations
Risk, financial crimes, and compliance	6,851	552	764	1,247	(9,414)	—
Information technology and operations	3,460	178	1,506	1,855	(6,999)	—
Other allocated expenses	3,940	751	1,636	1,737	(8,064)	—
Total non-interest expense allocations	14,251	1,481	3,906	4,839	(24,477)	—
Income before taxes	38,150	23,166	2,524	1,422	6,557	71,819
Income tax expense	9,633	5,850	637	359	1,654	18,133
Net income	$28,517	$17,316	$1,887	$1,063	$4,903	$53,686

	For the six months ended June 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$726	$96,775	$57,081	$64,897	$63,471	$282,950
Interest allocation	138,002	(47,848)	(33,319)	(34,663)	(22,172)	—
Interest expense	85,557	—	2,531	20	5,607	93,715
Net interest income	53,171	48,927	21,231	30,214	35,692	189,235
Provision for credit losses(1)	89,101	192	(214)	2,189	(52)	91,216
Non-interest income(1)	159,249	2,803	354	4,785	194	167,385
Direct non-interest expense
Salaries and employee benefits	8,730	2,374	5,345	9,978	44,376	70,803
Data processing expense	622	82	990	4	734	2,432
Software	306	53	1,483	979	7,336	10,157
Other	5,599	2,809	594	4,258	13,865	27,125
Income before non-interest expense allocations	108,062	46,220	13,387	17,591	(30,373)	154,887
Non-interest expense allocations
Risk, financial crimes, and compliance	14,529	1,180	1,627	2,662	(19,998)	—
Information technology and operations	7,119	389	3,051	4,111	(14,670)	—
Other allocated expenses	8,178	1,657	3,444	3,884	(17,163)	—
Total non-interest expense allocations	29,826	3,226	8,122	10,657	(51,831)	—
Income before taxes	78,236	42,994	5,265	6,934	21,458	154,887
Income tax expense	19,140	10,518	1,288	1,696	5,251	37,893
Net income	$59,096	$32,476	$3,977	$5,238	$16,207	$116,994

(1) Lending agreements related to consumer fintech loans resulted in the company recording a $89.1 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the six months ended June 30, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$2	$105,019	$61,223	$60,006	$46,858	$273,108
Interest allocation	134,720	(50,377)	(36,888)	(35,977)	(11,478)	—
Interest expense	76,951	—	1,701	10	6,233	84,895
Net interest income	57,771	54,642	22,634	24,019	29,147	188,213
Provision for credit losses	—	310	72	3,208	(169)	3,421
Non-interest income	55,208	1,865	—	2,532	499	60,104
Direct non-interest expense
Salaries and employee benefits	7,630	1,997	4,590	8,834	41,092	64,143
Data processing expense	767	82	1,196	3	796	2,844
Software	242	52	1,512	908	6,412	9,126
Other	4,410	1,539	1,125	3,742	11,229	22,045
Income before non-interest expense allocations	99,930	52,527	14,139	9,856	(29,714)	146,738
Non-interest expense allocations
Risk, financial crimes, and compliance	13,430	1,085	1,500	2,450	(18,465)	—
Information technology and operations	6,732	348	2,952	3,657	(13,689)	—
Other allocated expenses	7,830	1,492	3,248	3,472	(16,042)	—
Total non-interest expense allocations	27,992	2,925	7,700	9,579	(48,196)	—
Income before taxes	71,938	49,602	6,439	277	18,482	146,738
Income tax expense	17,954	12,380	1,607	69	4,613	36,623
Net income	$53,984	$37,222	$4,832	$208	$13,869	$110,115

	June 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$754,789	$2,363,597	$1,890,603	$1,731,555	$2,098,687	$8,839,231
Total liabilities	$7,457,310	$1,826	$175,730	$9,513	$334,586	$7,978,965

	December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$518,371	$2,300,817	$1,855,016	$1,676,241	$2,377,098	$8,727,543
Total liabilities	$6,885,456	$2,116	$434,283	$8,309	$607,596	$7,937,760

Note 15. Subsequent Events

The Company evaluated its June 30, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

On July 7, 2025, the Board of the Company authorized the increase of the capacity of the Company’s existing share repurchase program for the third and fourth quarters of 2025 to $300 million and $200 million for 2026 (the “Repurchase Plan”). This increase cumulatively represents up to $500 million in share repurchases through year-end 2026.

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

•natural disasters, pandemics, other public health crises, acts of terrorism, geopolitical conflict, including trade disputes and tariffs, sanctions, war or armed conflict, such as the conflicts between Russia and Ukraine and conflicts in the Middle East as well as the possible expansion of such conflicts in surrounding areas, or other catastrophic events could disrupt the systems of us or third party service providers and negatively impact general economic conditions;

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

Recent Developments

The majority of the Company’s OREO property is comprised of an apartment complex. The underlying balance for this property is $42.9 million as of June 30, 2025. As previously disclosed, the property was under an agreement of sale. On June 24, 2025, the Company terminated the agreement of sale for the property and demanded the escrow agent release to Company all earnest money deposits received to date, totaling $3.0 million. On June 26, 2025, without providing any legal or contractual basis to do so, the purchaser objected to the release of the earnest money deposits. The Company believes it is entitled to the earnest money deposits and is pursuing release of the funds.

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

Performance Summary

Our net income increased to $59.8 million for the second quarter of 2025, from $53.7 million for the second quarter of 2024. Our cost of funds decreased to 2.23% in the second quarter of 2025 from 2.50% in the second quarter of 2024. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Fintech fees are the largest drivers of non-interest income. Such fees for the second quarter of 2025 increased $7.8 million over the comparable 2024 period.

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

Results of KPIs

In the second quarter of 2025, return on assets and return on equity amounted to 2.64% and 28.40% (annualized), respectively, compared to 2.77% and 27.10% (annualized) in the second quarter of 2024. For the six-month period ended June 30, 2025, return on assets, and return on equity amounted to 2.56% and 28.60% (annualized), respectively, compared to 2.86% and 27.95% (annualized) for the six-month period ended June 30, 2024.

At June 30, 2025, the ratio of equity to assets was 9.73%, compared to 9.54% at June 30, 2024, reflecting an increase in equity capital from retained earnings and an increase in unrealized income on securities partially offset by share repurchases.

Net interest margin was 4.44% in the second quarter of 2025, versus 4.97% in the second quarter of 2024 reflecting the impact of Federal Reserve rate decreases beginning in September 2024. Additionally, fees on the majority of consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin.

Average loans and leases increased to $6.57 billion in the second quarter of 2025 compared to $5.75 billion in the second quarter of 2024. The provision for credit losses on non-consumer fintech loans was $1.5 million in the second quarter of 2025 compared to a provision for credit losses on non-consumer fintech loans of $1.5 million in the second quarter of 2024.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2025, remain unchanged from those presented in the 2024 Form 10-K, as amended, under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of second quarter of 2025 to second quarter of 2024

Net Income

Net income for the second quarter of 2025 was $59.8 million, or $1.27 per diluted share, compared to $53.7 million, or $1.05 per diluted share, for the second quarter of 2024. Income before income taxes was $79.6 million in the second quarter of 2025 compared to $71.8 million in the second quarter of 2024.

Net Interest Income

Our net interest income for the second quarter of 2025 increased $3.7 million, or 3.9%, to $97.5 million from $93.8 million in the second quarter of 2024. Our interest income for the second quarter of 2025 increased to $143.1 million, an increase of $5.8 million, or 4.3%, from $137.3 million for the second quarter of 2024. The increase reflected higher securities interest reflecting higher securities balances and $3.0 million of interest footnoted in the following “Average Daily Balances Table”. While our average loans and leases increased to $6.57 billion for the second quarter of 2025 from $5.75 billion for the second quarter of 2024, an increase of $814.4 million, or 14.2%, lower rates resulted in decreased interest income. Related interest income decreased $2.7 million on a tax equivalent basis, reflecting the impact of the aforementioned Federal Reserve rate decreases. Additionally, fees on the majority of consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin. The fees are included in non-interest income as most of the Bank’s current fintech loans do not charge interest to the consumer. The Bank generally earns fees on such loans based on transaction activity and volume; those fees are recorded as non-interest income. Of the total $2.7 million decrease in loan interest income on a tax equivalent basis, the largest decreases were $3.5 million for all real estate bridge loans and $2.1 million for SBLOC and IBLOC, while small business lending, investment advisor financing, and fintech increased $1.6 million, $861,000, and $486,000, respectively.

Our average investment securities of $1.47 billion for the second quarter of 2025 increased $13.7 million from $1.46 billion for the second quarter of 2024. Related tax equivalent interest income increased $5.0 million, reflecting $3.0 million of prior period interest on CRE-2, which was repaid as a result of the sale of underlying collateral. That security was the only remaining security from the Company's prior securitizations.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the second quarter of 2025 was 4.44% compared to 4.97% for the second quarter of 2024, a decrease of 53 basis points. While the yield on interest-earning assets decreased 76 basis points, the cost of deposits and interest-bearing liabilities decreased 27 basis points, or a net change of 49 basis points. Average interest-earning deposits at the Federal Reserve Bank increased $414.7 million, or 121.3%, to $756.6 million in the second quarter of 2025 from $341.9 million in the second quarter of 2024. In the second quarter of 2025, the average yield on our loans decreased to 6.84% from 8.00% for the second quarter of 2024, a decrease of 116 basis points. The yield on taxable investment securities in the second quarter of 2025 was 6.12% compared to 4.82% for the second quarter of 2024, also reflecting the aforementioned $3.0 million of prior period interest on CRE-2.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,						Three months ended June 30,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,560,873	$112,188	6.84%	$5,749,565	$114,970	8.00%	$16,223	$(19,005)	$(2,782)
Leases-bank qualified(2)	7,723	174	9.01%	4,621	117	10.13%	79	(22)	57
Investment securities-taxable(3)	1,462,603	22,393	6.12%	1,454,393	17,520	4.82%	99	1,757	1,856
Investment securities-nontaxable(2)	8,385	131	6.25%	2,895	50	6.91%	95	(14)	81
Interest-earning deposits at Federal Reserve Bank	756,603	8,326	4.40%	341,863	4,677	5.47%	5,673	(2,024)	3,649
Net interest-earning assets	8,796,187	143,212	6.51%	7,553,337	137,334	7.27%

Allowance for credit losses	(52,444)			(28,568)
Other assets	344,627			266,061
	$9,088,370			$7,790,830			22,169	(19,308)	2,861

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$7,991,121	$43,402	2.17%	$6,657,386	$39,542	2.38%	7,923	(4,063)	3,860
Savings and money market	65,637	561	3.42%	60,212	457	3.04%	41	63	104
Total deposits	8,056,758	43,963	2.18%	6,717,598	39,999	2.38%

Short-term borrowings	439	5	4.56%	92,412	1,295	5.61%	(1,289)	(1)	(1,290)
Long-term borrowings	13,957	198	5.67%	38,362	685	7.14%	(436)	(51)	(487)
Subordinated debt	13,401	257	7.67%	13,401	291	8.69%	—	(34)	(34)
Senior debt	96,333	1,233	5.12%	95,984	1,234	5.14%	4	(5)	(1)
Total deposits and liabilities	8,180,888	45,656	2.23%	6,957,757	43,504	2.50%

Other liabilities	62,505			36,195
Total liabilities	8,243,393			6,993,952			6,243	(4,091)	2,152

Shareholders' equity	844,977			796,878
	$9,088,370			$7,790,830

Net interest income on tax equivalent basis(2)		$97,556			$93,830		$15,926	$(15,217)	$709

Tax equivalent adjustment		64			35

Net interest income		$97,492			$93,795

Net interest margin(2)			4.44%			4.97%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

(3) The second quarter of 2025 included $3.0 million of interest income from a security that was known as “CRE-2” and which was related to the Company’s discontinued commercial real estate securitization business. The CRE-2 interest was repaid in the quarter as a result of the final sale of underlying collateral related to that security. CRE-2 was the last security remaining related to the Company’s discontinued commercial real estate securitization business. The $3.0 million of prior period interest income was excluded from change due to rate.

For the second quarter of 2025, average interest-earning assets increased to $8.80 billion, an increase of $1.24 billion, or 16.5%, from $7.55 billion in the second quarter of 2024. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $414.7 million, increased average balances of loans and leases of $814.4 million, or 14.2%, and increased average investment securities of $13.7 million, or 0.9%. For those respective periods, average demand and interest checking deposits increased $1.33 billion, or 20.0%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses on Loans

Our provision for credit losses was $44.4 million for the second quarter of 2025 compared to a provision of $1.3 million for the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was allocated as follows: $1.5 million for non-consumer fintech loans, $43.2 million for consumer fintech loans and ($364,000) for unfunded commitments. The provision for credit losses for the second quarter of 2024 was allocated as follows: $1.5 million for non-consumer fintech loans and ($225,000) for unfunded commitments. The $43.2 million provision for consumer fintech loans correlates to $43.2 million of credit enhancement income included in non-interest income. The ACL was $59.4 million, or 0.91% of total loans, at June 30, 2025, compared to $44.9 million, or 0.73% of total loans, at December 31, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Allowance for Credit Losses,” “Net Charge-offs,” and “Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $83.7 million in the second quarter of 2025 compared to $30.7 million in the second quarter of 2024. The $53.0 million, or 172.6%, increase between those respective periods reflected $43.2 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit losses on consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $1.4 million, or 5.5%, to $26.1 million for the second quarter of 2025, compared to $24.8 million in the second quarter of 2024. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $2.6 million, or 85.4%, to $5.6 million for the second quarter of 2025, compared to $3.0 million in the second quarter of 2024, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $4.0 million for the second quarter of 2025. The impact of such lending may also be reflected in a lower cost of deposits, as a result of deposits required for secured credit card loans.

Net realized and unrealized gains on commercial loans, at fair value, decreased $159,000, or 31.6%, to $344,000 for the second quarter of 2025 from $503,000 for the second quarter of 2024, as related loan balances continue to paydown.

Leasing related income increased $702,000, or 49.1%, to $2.1 million for the second quarter of 2025 from $1.4 million for the second quarter of 2024.

Other non-interest income increased $1.5 million, or 167.0%, to $2.4 million for the second quarter of 2025 from $895,000 in the second quarter of 2024 which reflected increased payoff fees on REBL loans.

Non-Interest Expense

Total non-interest expense was $57.2 million for the second quarter of 2025, an increase of $5.8 million, or 11.2%, compared to $51.4 million for the second quarter of 2024. Of the $5.8 million increase, $3.3 million resulted from an increase in salaries and benefits expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended June 30,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$37,134	$33,863	$3,271	9.7%
Depreciation	1,125	1,027	98	9.5%
Rent and related occupancy cost	1,717	1,686	31	1.8%
Data processing expense	1,227	1,423	(196)	(13.8%)
Audit expense	545	319	226	70.8%
Legal expense	1,863	633	1,230	194.3%
FDIC insurance	1,202	869	333	38.3%
Software	5,144	4,637	507	10.9%
Insurance	1,145	1,282	(137)	(10.7%)
Telecom and IT network communications	308	354	(46)	(13.0%)
Consulting	436	562	(126)	(22.4%)
Other	5,377	4,791	586	12.2%
Total non-interest expense	$57,223	$51,446	$5,777	11.2%

Changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased to $37.1 million for the second quarter of 2025, an increase of $3.3 million, or 9.7%, from $33.9 million for the second quarter of 2024. The 9.7% increase in salaries and employee benefits expense reflected higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher IT and cybersecurity, and higher financial crimes and risk management expense.

•Data processing expense decreased $196,000, or 13.8%, to $1.2 million in the second quarter of 2025 from $1.4 million in the second quarter of 2024 reflecting the impact of newly effective contract terms.

•Audit expense increased $226,000, or 70.8%, to $545,000 in the second quarter of 2025 from $319,000 in the second quarter of 2024. The increase reflected higher expense for regulatory filings.

•Legal expense increased $1.2 million, or 194.3%, to $1.9 million in the second quarter of 2025 from $633,000 in the second quarter of 2024. The increase reflected payments related matters and higher expense for regulatory filings.

•FDIC insurance expense increased $333,000, or 38.3%, to $1.2 million for the second quarter of 2025 from $869,000 in the second quarter of 2024, reflecting an increase in the assessment rate in the second quarter of 2025.

•Software expense increased $507,000, or 10.9%, to $5.1 million in the second quarter of 2025 from $4.6 million in the second quarter of 2024. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

•Other non-interest expense increased $586,000, or 12.2%, to $5.4 million in the second quarter of 2025 from $4.8 million in the second quarter of 2024 reflecting an increase of $290,000 in marketing expense.

Income Taxes

Income tax expense was $19.8 million for the second quarter of 2025 compared to $18.1 million in the second quarter of 2024. A 24.9% effective tax rate in 2025 and a 25.2% effective tax rate in 2024 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Comparison of first six months 2025 to first six months 2024

Net Income

Net income for the first six months of 2025 was $117.0 million, or $2.46 per diluted share, compared to $110.1 million, or $2.10 per diluted share, for the first six months of 2024. Income before income taxes was $154.9 million in the first six months of 2025 compared to $146.7 million in the first six months of 2024.

Net Interest Income

Our net interest income for the first six months of 2025 increased $1.0 million, or 0.5%, to $189.2 million from $188.2 million in the first six months of 2024. Our interest income for the first six months of 2025 increased to $283.0 million, an increase of $9.8 million, or 3.6%, from $273.1 million for the first six months of 2024. The increase in interest income reflected the impact of higher investment securities balances and $3.0 million of interest footnoted in the following “Average Daily Balances Table”. While our average loans and leases increased to $6.48 billion for the first six months of 2025 from $5.74 billion for the first six months of 2024, an increase of $739.9 million, or 12.9%, lower rates resulted in decreased interest income. Related interest income decreased $8.1 million on a tax equivalent basis. Additionally, fees on the majority of consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin. The fees are included in non-interest income as most of the Bank’s current fintech loans do not charge interest to the consumer. The Bank generally earns fees on such loans based on transaction activity and volume; those fees are recorded as non-interest income. Of the total $8.1 million decrease in loan interest income on a tax equivalent basis, the largest decreases were $8.2 million for all real estate bridge loans and $5.9 million for SBLOC and IBLOC, while small business lending, investment advisor financing, and leasing increased $3.7 million, $1.8 million, and $1.2 million, respectively.

Our average investment securities of $1.48 billion for the first six months of 2025 increased $386.3 million from $1.10 billion for the first six months of 2024. Related tax equivalent interest income increased $13.5 million, reflecting an increase in balances and $3.0 million of prior period interest on CRE-2, which was repaid as a result of the sale of underlying collateral. That security was the only remaining security from the Company's prior securitizations.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first six months of 2025 was 4.25% compared to 5.06% for the first six months of 2024, a decrease of 81 basis points. While the yield on interest-earning assets decreased 98 basis points, the cost of deposits and interest-bearing liabilities decreased 24 basis points, or a net change of 74 basis points. Average interest-earning deposits at the Federal Reserve Bank increased $337.5 million, or 55.5%, to $945.5 million in the first six months of 2025 from $608.0 million in the first six months of 2024. In the first six months of 2025, the average yield on our loans decreased to 6.83% from 7.99% for the first six months of 2024, a decrease of 116 basis points. The yield on taxable investment securities in the first six months of 2025 was 5.49% compared to 4.96% for the first six months of 2024, also reflecting the aforementioned $3.0 million of prior period interest on CRE-2.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,						Six months ended June 30,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,471,242	$220,990	6.83%	$5,733,413	$229,130	7.99%	$29,487	$(37,627)	$(8,140)
Leases-bank qualified(2)	6,793	313	9.22%	4,683	233	9.95%	105	(25)	80
Investment securities-taxable(3)	1,475,892	40,520	5.49%	1,093,996	27,154	4.96%	9,479	870	10,349
Investment securities-nontaxable(2)	7,326	236	6.44%	2,895	100	6.91%	153	(17)	136
Interest-earning deposits at Federal Reserve Bank	945,453	21,006	4.44%	607,968	16,561	5.45%	9,193	(4,748)	4,445
Net interest-earning assets	8,906,706	283,065	6.36%	7,442,955	273,178	7.34%

Allowance for credit losses	(48,700)			(27,862)
Other assets	354,939			323,244
	$9,212,945			$7,738,337			48,417	(41,547)	6,870

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$8,082,390	$88,447	2.19%	$6,553,107	$78,256	2.39%	18,263	(8,072)	10,191
Savings and money market	100,966	1,891	3.75%	55,591	904	3.25%	738	249	987
Total deposits	8,183,356	90,338	2.21%	6,608,698	79,160	2.40%

Short-term borrowings	220	5	4.55%	46,892	1,314	5.60%	(1,308)	(1)	(1,309)
Repurchase agreements	—	—	—	6	—	—	—	—	—
Long-term borrowings	14,003	393	5.61%	38,439	1,371	7.13%	(872)	(106)	(978)
Subordinated debt	13,401	512	7.64%	13,401	583	8.70%	—	(71)	(71)
Senior debt	96,289	2,467	5.12%	95,939	2,467	5.14%	9	(9)	—
Total deposits and liabilities	8,307,269	93,715	2.26%	6,803,375	84,895	2.50%

Other liabilities	80,651			142,826
Total liabilities	8,387,920			6,946,201			16,830	(8,010)	8,820

Shareholders' equity	825,025			792,136
	$9,212,945			$7,738,337

Net interest income on tax equivalent basis(2)		$189,350			$188,283		$31,587	$(33,537)	$(1,950)

Tax equivalent adjustment		115			70

Net interest income		$189,235			$188,213

Net interest margin(2)			4.25%			5.06%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

(3) The second quarter of 2025 included $3.0 million of interest income from a security that was known as “CRE-2” and which was related to the Company’s discontinued commercial real estate securitization business. The CRE-2 interest was repaid in the quarter as a result of the final sale of underlying collateral related to that security. CRE-2 was the last security remaining related to the Company’s discontinued commercial real estate securitization business. The $3.0 million of prior period interest income was excluded from change due to rate.

For the first six months of 2025, average interest-earning assets increased to $8.91 billion, an increase of $1.46 billion, or 19.7%, from $7.44 billion in the first six months of 2024. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $337.5 million, increased average balances of loans and leases of $739.9 million, or 12.9%, and increased average investment securities of $386.3 million, or 35.2%. For those respective periods, average demand and interest checking deposits increased $1.53 billion, or 23.3%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses on Loans

Our provision for credit losses was $91.2 million for the first six months of 2025 compared to a provision of $3.4 million for the first six months of 2024. The provision for credit losses for the first six months of 2025 was allocated as follows: $2.4 million for non-consumer fintech loans, $89.1 million for consumer fintech loans and ($253,000) for unfunded commitments. The provision for credit losses for the first six months of 2024 was allocated as follows: $3.8 million for non-consumer fintech loans and ($419,000) for unfunded commitments. The $89.1 million provision for consumer fintech loans correlates to $89.1 million of credit enhancement income included in non-interest income. The ACL was $59.4 million, or 0.91% of total loans, at June 30, 2025, compared to $44.9 million, or 0.73% of total loans, at December 31, 2024. We believe that our ACL is appropriate and supportable. For more information about our provision and ACL and our loss experience, see “Allowance for Credit Losses,” “Net Charge-offs,” and “Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans,” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $167.4 million in the first six months of 2025 compared to $60.1 million in the first six months of 2024. The $107.3 million, or 178.5%, increase between those respective periods reflected $89.1 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit losses on consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $2.8 million, or 5.7%, to $51.8 million for the first six months of 2025, compared to $49.0 million in the first six months of 2024. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $4.7 million, or 79.3%, to $10.7 million for the first six months of 2025, compared to $6.0 million in the first six months of 2024, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $7.6 million for the first six months of 2025. The impact of such lending may also be reflected in a lower cost of deposits, as a result of deposits required for secured credit card loans.

Net realized and unrealized gains on commercial loans, at fair value, decreased $894,000, or 55.9%, to $705,000 for the first six months of 2025 from $1.6 million for the first six months of 2024, as related loan balances continue to paydown.

Leasing related income increased $2.3 million, or 125.8%, to $4.1 million for the first six months of 2025 from $1.8 million for the first six months of 2024.

Other non-interest income increased $1.8 million, or 119.4%, to $3.4 for the first six months of 2025 from $1.5 million in the first six months of 2024 which reflected increased payoff fees on REBL loans.

Non-Interest Expense

Total non-interest expense was $110.5 million for the first six months of 2025, an increase of $12.4 million, or 12.6%, compared to $98.2 million for the first six months of 2024. Of the $12.4 million increase, $6.7 million resulted from an increase in salaries and benefits expense.

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the six months ended June 30,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$70,803	$64,143	$6,660	10.4%
Depreciation	2,229	1,976	253	12.8%
Rent and related occupancy cost	3,285	3,326	(41)	(1.2%)
Data processing expense	2,432	2,844	(412)	(14.5%)
Audit expense	1,199	678	521	76.8%
Legal expense	3,820	1,454	2,366	162.7%
FDIC insurance	2,255	1,714	541	31.6%
Software	10,157	9,126	1,031	11.3%
Insurance	2,402	2,620	(218)	(8.3%)
Telecom and IT network communications	641	625	16	2.6%
Consulting	892	1,140	(248)	(21.8%)
Other	10,402	8,512	1,890	22.2%
Total non-interest expense	$110,517	$98,158	$12,359	12.6%

Changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased to $70.8 million for the first six months of 2025, an increase of $6.7 million, or 10.4%, from $64.1 million for the first six months of 2024. The 10.4% increase in salaries and employee benefits expense reflected higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher IT and cybersecurity, and higher financial crimes and risk management expense.

•Data processing expense decreased $412,000, or 14.5%, to $2.4 million in the first six months of 2025 from $2.8 million in the first six months of 2024 reflecting the impact of newly effective contract terms.

•Audit expense increased $521,000, or 76.8%, to $1.2 million in the first six months of 2025 from $678,000 in the first six months of 2024. The increase reflected higher expense for regulatory filings.

•Legal expense increased $2.4 million, or 162.7%, to $3.8 million in the first six months of 2025 from $1.5 million in the first six months of 2024. The increase reflected payments related matters and higher expense for regulatory filings.

•FDIC insurance expense increased $541,000, or 31.6%, to $2.3 million for the first six months of 2025 from $1.7 million in the first six months of 2024, reflecting an increase in the assessment rate in the second quarter of 2025.

•Software expense increased $1.0 million or 11.3%, to $10.2 million in the first six months of 2025 from $9.1 million in the first six months of 2024. The increase reflected higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

•Other non-interest expense increased $1.9 million, or 22.2%, to $10.4 million in the first six months of 2025 from $8.5 million in the first six months of 2024 reflecting increases of $1.0 million in OREO expenses, $495,000 in marketing expense, and $133,000 in other operating taxes expense. The $1.0 million increase in OREO expense reflected operating and real estate tax expenses on an apartment property and Florida mall. The OREO balances of those properties as of June 30, 2025 were $42.9 million for the apartment property (“See Recent Developments”) and $15.0 million for the Florida mall.

Income Taxes

Income tax expense was $37.9 million for the first six months of 2025 compared to $36.6 million in the first six months of 2024. A 24.5% effective tax rate in 2025 and a 25.0% effective tax rate in 2024 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

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

Our primary source of funding has been deposits. Average total deposits increased by $1.34 billion, or 19.9%, to $8.06 billion for the second quarter of 2025 compared to the second quarter of 2024. Federal Reserve average balances increased to $756.6 million in the second quarter of 2025 from $341.9 million in the second quarter of 2024.

One source of contingent liquidity is available-for-sale securities, which amounted to $1.48 billion at June 30, 2025, compared to $1.50 billion at December 31, 2024. At June 30, 2025, outstanding loans amounted to $6.54 billion, compared to $6.11 billion at the prior year end, an increase of $421.8 million representing a use of funds. Commercial loans, at fair value, decreased to $185.5 million from $223.1 million between those respective dates, a decrease of $37.6 million, which provided funding. In 2019 and previous years, these loans were generally originated for securitization and sale, but in 2020 we decided to retain such loans on the balance sheet. While we suspended originating such loans after the first quarter of 2020, we resumed originations, which consist primarily of non-SBA commercial real estate bridge loans, in the third quarter of 2021. Such originations are held for investment and are included in “Loans, net of deferred loan fees and costs” on the balance sheet. Accordingly, commercial loans, at fair value will continue to run off. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation were to be adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. On January 21, 2025, the FDIC announced that the proposed regulation would not be adopted. Of our total deposits of $7.77 billion as of June 30, 2025, $458.1 million were classified as brokered and an estimated $560.1 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. Our collateralized line of credit with the Federal Reserve Bank had available accessible capacity of $2.05 billion as of June 30, 2025, and was collateralized by loans. We have also pledged in excess of $2.16 billion of multifamily loans to the FHLB. As a result, we have approximately $1.03 billion of availability on that line of credit which we can also access at any time. There was no amount outstanding on the Federal Reserve line or on our FHLB line at June 30, 2025. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

As a holding company conducting substantially all our business through our subsidiaries, the Company’s near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $100.0 million senior notes with an interest rate of 4.75% and maturing in August 2025 (the “2025 Senior Notes”). Semi-annual interest payments on the 2025 Senior Notes are approximately $2.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of June 30, 2025, we had cash reserves of approximately $7.9 million at the holding company. Stock repurchases are funded by dividends from the Bank, as are interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at June 30, 2025 were $328.6 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2025, $53.1 million of securities purchases were exceeded by $126.0 million of redemptions of securities redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.91 billion and $1.98 billion as of June 30, 2025, and December 31, 2024, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity Tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2025, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2025
The Bancorp, Inc.	9.40%	14.42%	15.45%	14.42%
The Bancorp Bank, National Association	10.33%	15.80%	16.83%	15.80%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in 2022 and in 2023. In the third quarter of 2024 the Federal Reserve began lowering rates and has held rates steady in the first two quarters of 2025. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors beginning in the second quarter of 2022.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2025. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans, mortgage and asset backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$91,141	$33,937	$56,165	$4,233	$—
Loans, net of deferred loan fees and costs	3,611,895	636,653	1,321,831	744,071	220,982
Investment securities	243,902	64,389	76,221	205,818	891,170
Interest-earning deposits	328,628	—	—	—	—
Total interest-earning assets	4,275,566	734,979	1,454,217	954,122	1,112,152

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,852,907	—	—	—	—
Savings and money market	60,122	—	—	—	—
Senior debt and subordinated debentures	109,792	—	—	—	—
Total interest-bearing liabilities	4,022,821	—	—	—	—
Gap	$252,745	$734,979	$1,454,217	$954,122	$1,112,152
Cumulative gap	$252,745	$987,724	$2,441,941	$3,396,063	$4,508,215
Gap to assets ratio	3%	8%	17%	10%	13%
Cumulative gap to assets ratio	3%	11%	28%	38%	51%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at June 30, 2025. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company purchased approximately $900 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income, in anticipation of Federal Reserve rate reductions. In September 2024, the Federal Reserve began to lower rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. At the time of purchase, those securities had respective estimated weighted average yields and lives of approximately 5.11% and eight years, respectively.

	Net portfolio value at		Net interest income
	June 30, 2025		June 30, 2025
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,650,167	3.73%	$414,939	4.49%
+100 basis points	1,620,237	1.84%	405,888	2.21%
Flat rate	1,590,888	—	397,101	—
-100 basis points	1,549,702	(2.59%)	388,406	(2.19%)
-200 basis points	1,501,864	(5.60%)	382,074	(3.78%)

Financial Condition

General. Our total assets at June 30, 2025 were $8.84 billion, of which our total loans were $6.54 billion, and our commercial loans, at fair value, were $185.5 million. At December 31, 2024, our total assets were $8.73 billion, of which our total loans were $6.11 billion, and our commercial loans, at fair value were $223.1 million. The increase reflected loan growth in various loan categories, which offset decreases in commercial loans, at fair value as that portfolio continues to run off.

Interest-earning Deposits

At June 30, 2025, we had a total of $328.6 million of interest-earning deposits compared to $564.1 million at December 31, 2024, a decrease of $235.4 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

For detailed information on the composition and maturity distribution of our investment portfolio, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein. Total investment securities decreased to $1.48 billion at June 30, 2025, a decrease of $21.4 million, or 1.4%, from December 31, 2024.

For the six months ended June 30, 2025 and 2024, we recognized no credit-related losses on our investment securities portfolio.

Investments in FHLB, ACBB and Federal Reserve Bank stock are recorded at cost and amounted to $16.3 million at June 30, 2025 and $15.6 million at December 31, 2024. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

At June 30, 2025 and December 31, 2024 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment portfolio securities as of June 30, 2025 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$380	2.74%	$5,400	2.79%	$13,655	4.96%	$7,599	3.62%	$27,034
Asset-backed securities	2,149	6.11%	—	—	165,329	6.08%	75,029	6.04%	242,507
Tax-exempt obligations of states and political subdivisions(1)	734	3.20%	1,146	2.30%	1,984	3.87%	6,197	4.44%	10,061
Taxable obligations of states and political subdivisions	13,090	3.01%	13,478	3.59%	1,175	4.33%	2,121	6.00%	29,864
Residential mortgage-backed securities	50	2.60%	43	2.64%	5,033	4.52%	413,991	5.02%	419,117
Collateralized mortgage obligation securities	—	—	2,859	2.46%	9	3.32%	18,932	3.44%	21,800
Commercial mortgage-backed securities	20,494	1.52%	162,723	3.98%	446,959	4.75%	100,941	3.61%	731,117
Total	$36,897		$185,649		$634,144		$624,810		$1,481,500
Weighted average yield		2.37%		3.88%		5.10%		4.85%

(1) If adjusted to their taxable equivalents, yields would approximate 4.05%, 2.91%, 4.90%, and 5.62% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Prior to 2020, the Company sponsored the structuring of commercial mortgage loan securitizations, and in 2020, the Company decided not to pursue additional securitizations. The loans previously sold to the commercial mortgage-backed securitizations were transitional commercial mortgage loans made to improve and rehabilitate existing properties which already had cash flow. Servicing rights were not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities were recorded at fair value at acquisition, which was determined by an independent third-party based on the discounted cash flow method using unobservable (level 3) inputs. As of June 30, 2025, all the Company’s securities related to its securitizations had been repaid.

Commercial Loans, at Fair Value

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held on the balance sheet. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually. Commercial loans, at fair value decreased to $185.5 million at June 30, 2025 from $223.1 million at December 31, 2024, primarily reflecting the impact of loan repayments as this portfolio runs off. These loans continue to be accounted for at fair value. In the third quarter of 2021 we resumed originating non-SBA commercial real estate loans, after suspending such originations in the first quarter of 2020. These originations reflect lending criteria similar to the existing loan portfolio and are primarily comprised of multifamily (apartment buildings) collateral. The new originations, which are intended to be held for investment, are accounted for at amortized cost.

Loan Portfolio

Total loans increased to $6.54 billion at June 30, 2025 from $6.11 billion at December 31, 2024.

The following table summarizes our loan portfolio, excluding loans held at fair value, by loan category for the periods indicated (dollars in thousands):

	June 30,	December 31,
	2025	2024
SBL non-real estate	$204,087	$190,322
SBL commercial mortgage	723,754	662,091
SBL construction	30,705	34,685
SBLs	958,546	887,098
Direct lease financing	698,086	700,553
SBLOC / IBLOC(1)	1,601,405	1,564,018
Advisor financing	272,155	273,896
Real estate bridge loans	2,140,039	2,109,041
Consumer fintech(2)	680,487	454,357
Other loans(3)	169,945	111,328
	6,520,663	6,100,291
Unamortized loan fees and costs	14,769	13,337
Total loans, including unamortized loan fees and costs	$6,535,432	$6,113,628

	June 30,	December 31,
	2025	2024
SBLs, including costs net of deferred fees of $11,570 and $9,979
for June 30, 2025 and December 31, 2024, respectively	$970,116	$897,077
SBLs included in commercial loans, at fair value	76,830	89,902
Total SBLs(4)	$1,046,946	$986,979

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2025 and December 31, 2024, IBLOC loans amounted to $513.9 million and $548.1 million, respectively.

(2) At June 30, 2025 consumer fintech loans consisted of $346.9 million of secured credit card loans, with the balance comprised of other short-term extensions of credit.

(3) Includes demand deposit overdrafts reclassified as loan balances totaling $6.4 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial. The June 30, 2025 balance included $122.5 million of warehouse financing related to loan sales to third party purchasers. Weighted average look through loan to values (“LTVs”) based on our most recent appraisals for the related mortgaged properties were less than 60% as-is and less than 55% as-stabilized.

(4) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, including loans held at fair value, by loan category as of June 30, 2025 (dollars in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans(1)	$396,401
PPP loans(1)	15
Commercial mortgage SBA(2)	381,946
Construction SBA(3)	18,022
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(4)	117,382
Non-SBA SBLs	116,103
Other(5)	4,452
Total principal	$1,034,321
Unamortized fees and costs	12,625
Total SBLs	$1,046,946

(1) Includes the portion of SBA 7(a) Program loans and PPP loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(2) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50-60%, to which The Bancorp adheres.

(3) Includes $13.4 million in 504 Program first mortgages with an origination date LTV of 50-60% and $4.6 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

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

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by loan type as of June 30, 2025 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Hotels (except casino hotels) and motels	$87,716	$71	$13	$87,800	14%
Funeral homes and funeral services	43,532	—	37,559	81,091	13%
Full-service restaurants	30,620	2,146	2,566	35,332	6%
Child day care services	24,554	267	2,545	27,366	4%
Car washes	11,390	10,966	80	22,436	4%
Homes for the elderly	15,528	—	64	15,592	2%
Gasoline stations with convenience stores	14,818	467	132	15,417	2%
Outpatient mental health and substance abuse centers	15,104	—	207	15,311	2%
General line grocery merchant wholesalers	13,308	—	—	13,308	2%
Fitness and recreational sports centers	7,482	—	2,376	9,858	2%
Plumbing, heating, and air-conditioning companies	8,885	—	691	9,576	2%
Nursing care facilities	9,405	—	—	9,405	1%
Caterers	9,312	—	—	9,312	1%
Offices of lawyers	8,693	—	—	8,693	1%
Used car dealers	7,053	—	—	7,053	1%
Limited-service restaurants	3,495	—	3,410	6,905	1%
All other specialty trade contractors	5,811	—	959	6,770	1%
General warehousing and storage	6,127	—	—	6,127	1%
Automotive body, paint, and interior repair	5,786	—	310	6,096	1%
Other accounting services	5,525	—	325	5,850	1%
Appliance repair and maintenance	5,827	—	—	5,827	1%
Residential remodelers	4,990	—	334	5,324	1%
Other(2)	187,436	6,413	29,155	223,004	36%
Total	$532,397	$20,330	$80,726	$633,453	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $152.7 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $4.5 million of loans sold that do not qualify for true sale accounting.

(2) Loan types of less than $5.0 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding the government guaranteed portion of SBA 7(a) Program loans and PPP loans, by state as of June 30, 2025 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
California	$141,348	$5,613	$6,229	$153,190	24%
Florida	82,888	6,503	4,339	93,730	15%
North Carolina	43,977	—	4,263	48,240	8%
New York	41,305	71	3,076	44,452	7%
Texas	28,867	4,293	6,277	39,437	6%
New Jersey	31,249	267	6,688	38,204	6%
Pennsylvania	19,312	—	12,833	32,145	5%
Georgia	25,071	3,036	1,938	30,045	5%
Other states	118,380	547	35,083	154,010	24%
Total	$532,397	$20,330	$80,726	$633,453	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $152.7 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs. SBL Commercial excludes $4.5 million of loans sold that do not qualify for true sale accounting.

The following table summarizes the ten largest loans in our SBL portfolio, all commercial mortgages, including loans held at fair value, as of June 30, 2025 (dollars in thousands):

Type(1)	State	SBL commercial mortgage
General line grocery merchant wholesalers	California	$13,308
Funeral homes and funeral services	Maine	12,262
Funeral homes and funeral services	Pennsylvania	11,859
Outpatient mental health and substance abuse center	Florida	9,714
Hotel	Florida	8,151
Lawyer's office	California	7,751
Hotel	Virginia	6,846
Hotel	North Carolina	6,606
Funeral homes and funeral services	Maine	6,575
Charter bus industry	New York	6,388
Total		$89,460

(1) The table above does not include loans to the extent that they are U.S. government guaranteed.

Commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, were as follows as of June 30, 2025 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	177	$2,140,039	70%	8.50%

Non-SBA commercial real estate loans, at fair value:
Multifamily (apartment bridge loans)(1)	2	$68,742	69%	7.06%
Hospitality (hotels and lodging)	1	19,000	66%	9.75%
Retail	2	12,235	72%	8.20%
Other	2	9,038	71%	4.96%
	7	109,015	69%	7.52%
Fair value adjustment		(346)
Total non-SBA commercial real estate loans, at fair value		108,669
Total commercial real estate loans		$2,248,708	70%	8.45%

(1) In the third quarter of 2021, we resumed the origination of bridge loans for multifamily apartment rehabilitation. These are similar to the multifamily apartment loans carried at fair value, but at origination are intended to be held on the balance sheet, so they are not accounted for at fair value. In addition to “as is” origination date appraisals, on which the weighted average origination date LTVs are based, third-party appraisers also estimated “as stabilized” values, which represents additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The weighted average origination date “as stabilized” LTV was estimated at 60%.

The following table summarizes our commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, by state as of June 30, 2025 (dollars in thousands):

	Balance	Origination date LTV
Texas	$680,653	71%
Georgia	325,866	70%
Florida	232,006	68%
New Jersey	136,239	69%
Indiana	129,616	71%
Ohio	118,587	71%
Michigan	74,923	64%
Other States each <$65 million	550,818	70%
Total	$2,248,708	70%

The following table summarizes our fifteen largest commercial real estate loans, primarily real estate bridge loans and excluding SBA loans, as of June 30, 2025 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Texas	40,215	64%
Michigan	38,991	62%
Texas	36,318	67%
Florida	34,850	72%
New Jersey	34,486	62%
Pennsylvania	33,600	63%
Indiana	33,588	76%
New Jersey	31,277	71%
Texas	31,050	77%
Georgia	29,650	69%
Ohio	29,150	74%
Texas	26,923	79%
New Jersey	26,263	71%
Texas	25,000	70%
15 largest commercial real estate loans	$496,881	70%

The following table summarizes our institutional banking portfolio by type as of June 30, 2025 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,087,522	58%
IBLOC	513,883	27%
Advisor financing	272,155	15%
Total	$1,873,560	100%

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

The following table summarizes our ten largest SBLOC loans as of June 30, 2025 (dollars in thousands):

	Principal amount	% Principal to collateral
	$10,260	34%
	9,039	17%
	8,359	84%
	8,264	12%
	7,734	47%
	7,651	19%
	7,069	31%
	6,685	20%
	6,100	4%
	6,096	38%
Total and weighted average	$77,257	31%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, fifteen insurance companies have been approved and, as of July 15, 2025, all were rated A- or better by AM Best.

The following table summarizes our direct lease financing portfolio by type as of June 30, 2025 (dollars in thousands):

	Principal balance(1)	% Total
Construction	126,788	18%
Government agencies and public institutions(2)	126,680	18%
Real estate and rental and leasing	98,399	14%
Waste management and remediation services	92,282	13%
Health care and social assistance	28,689	4%
Other services (except public administration)	24,557	4%
Professional, scientific, and technical services	22,926	3%
Wholesale trade	18,406	3%
General freight trucking	16,439	2%
Transit and other transportation	12,439	2%
Finance and insurance	12,073	2%
Arts, entertainment, and recreation	11,460	2%
Other and non-classified	106,948	15%
Total	$698,086	100%

(1) Of the total $698.1 million of direct lease financing, $643.8 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2025 (dollars in thousands):

	Principal balance	% Total
Florida	120,855	17%
New York	59,487	9%
Utah	51,469	7%
Connecticut	48,517	7%
California	44,879	6%
Pennsylvania	43,024	6%
North Carolina	37,952	5%
Maryland	36,452	5%
New Jersey	34,350	5%
Texas	21,632	3%
Idaho	16,110	2%
Georgia	15,056	2%
Washington	13,590	2%
Alabama	13,250	2%
Ohio	12,886	2%
Other states	128,577	20%
Total	$698,086	100%

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

	June 30, 2025
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
SBL non-real estate	$1,063	$26,834	$199,344	$983	$228,224
SBL commercial mortgage	20,936	36,756	242,832	487,243	787,767
SBL construction	4,516	—	4,747	21,692	30,955
Leasing	87,923	584,274	26,678	—	698,875
SBLOC / IBLOC	1,607,593	—	—	—	1,607,593
Advisor financing	1,152	98,671	175,599	—	275,422
Real estate bridge lending	1,323,921	808,863	—	—	2,132,784
Consumer fintech	680,487	—	—	—	680,487
Other loans	148,832	3,390	8,880	9,030	170,132
Loans at fair value excluding SBL	57,455	49,661	1,553	—	108,669
	$3,933,878	$1,608,449	$659,633	$518,948	$6,720,908

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$3,416	$5	$—	$3,421
SBL commercial mortgage		11,271	2,700	—	13,971
Leasing		572,886	24,769	—	597,655
Advisor financing		98,671	173,953	—	272,624
Real estate bridge lending		740,000	—	—	740,000
Other loans		2,664	3,853	7,979	14,496
Loans at fair value excluding SBL		49,661	—	—	49,661
Total loans at fixed rates		$1,478,569	$205,280	$7,979	$1,691,828

Variable rates
SBL non-real estate		$23,418	$199,339	$983	$223,740
SBL commercial mortgage		25,485	240,132	487,243	752,860
SBL construction		—	4,747	21,692	26,439
Leasing		11,388	1,909	—	13,297
Advisor financing		—	1,646	—	1,646
Real estate bridge lending		68,863	—	—	68,863
Other loans		726	5,027	1,051	6,804
Loans at fair value excluding SBL		—	1,553	—	1,553
Total at variable rates		$129,880	$454,353	$510,969	$1,095,202

Total		$1,608,449	$659,633	$518,948	$2,787,030

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

At June 30, 2025, the ACL amounted to $59.4 million, which represented a $14.5 million increase compared to the $44.9 million ACL at December 31, 2024. The increase primarily reflected an increase in reserves on consumer fintech loans. The increase in the allowance related to consumer fintech loans correlates to the credit enhancement asset on the balance sheet. The recording of the credit enhancement asset results in credit enhancement income recorded in non-interest income. Accordingly, there was no impact on net income.

A description of loan review coverage targets is set forth below.

On a quarterly basis a sampling of the largest SBLOC and IBLOC loans are reviewed. A minimum of 20 loans will be reviewed each quarter. The coverage percentage is on a cumulative basis, as loans are generally reviewed one time unless classified as either special mention or substandard.

SBLOC – The targeted review threshold was 40% comprised of a sample of large balance SBLOCs by commitment. At June 30, 2025, approximately 53% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold was 40% comprised of a sample of large balance IBLOCs by commitment. At June 30, 2025, approximately 66% of the IBLOC portfolio had been reviewed.

The following loan review percentages are performed annually for the portfolios listed below. At June 30, 2025, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Advisor Financing – The targeted review threshold was 65%. At June 30, 2025, approximately 58% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold was $1.0 million.

SBLs – The targeted review threshold was 65%. The loan balance review threshold was $1.5 million. At June 30, 2025, 38% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold was 55%. The loan balance review threshold was $1.5 million. At June 30, 2025, approximately 26% of the leasing portfolio had been reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating and fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold was 75%. At June 30, 2025, approximately 50% of the floating and fixed rate, non-SBA commercial real estate bridge loans had been reviewed.

Other minor loan categories are reviewed at the discretion of the loan review department.

The following tables present delinquencies by type of loan as of the dates specified (dollars in thousands):

	June 30, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$—	$—	$—	$5,976	$5,976	$198,111	$204,087
SBL commercial mortgage	—	3,012	—	8,340	11,352	712,402	723,754
SBL construction	—	—	—	2,892	2,892	27,813	30,705
Direct lease financing	9,201	3,727	307	7,236	20,471	677,615	698,086
SBLOC / IBLOC	13,944	386	135	469	14,934	1,586,471	1,601,405
Advisor financing	—	—	—	—	—	272,155	272,155
Real estate bridge loans(1)	—	—	—	36,677	36,677	2,103,362	2,140,039
Consumer fintech	18,930	1,113	434	—	20,477	660,010	680,487
Other loans	2	61	7	—	70	169,875	169,945
Unamortized loan fees and costs	—	—	—	—	—	14,769	14,769
	$42,077	$8,299	$883	$61,590	$112,849	$6,422,583	$6,535,432

(1) In the second quarter of 2025, a $26.9 million loan balance was transferred to non-accrual status. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025, a purchase and sale agreement for the property was executed with a new counterparty possessing greater financial capacity and experience. The sale is expected to close in the third quarter of 2025, and a new loan is anticipated in connection with the transaction. The table above does not include an $11.2 million loan accounted for at fair value, and, as such, not reflected in delinquency tables. In third quarter 2024, the borrower notified the Company that he would no longer be making payments on the loan, which is collateralized by a vacant retail property. Based upon a July 2024 appraisal, the “as is” LTV is 84% and the “as stabilized” LTV is 62%. The borrower is attempting to sell the property as the source of repayment for the loan. However, there can be no assurance that any such sale will be consummated. Since 2021, real estate bridge lending originations have consisted of apartment buildings, while this loan was originated previously.

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

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

At June 30, 2025, the ACL amounted to $59.4 million of which $11.2 million of allowances resulted from the Company’s historical charge-off ratios, $27.0 million from consumer fintech loans, and $4.8 million from reserves on specific loans, with the balance comprised of the qualitative components. The $11.2 million resulted primarily from SBA non-real estate lending and leasing charge-offs. For non-consumer fintech loans, the proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance. For consumer fintech loans, net charge offs correlate to like amounts of credit enhancement income with no impact on net income.

The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. At June 30, 2025, real estate bridge loans classified as special mention and substandard respectively amounted to $91.4 million and $124.4 million compared to $84.4 million and $134.4 million at December 31, 2024. Each classified loan was evaluated for a potential increase in the allowance for credit losses (“ACL”) on the basis of the aforementioned third-party appraisals of apartment building collateral. On the basis of “as is” and “as stabilized” LTVs, increases to the allowance were not required.

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended		For the year ended
	or as of June 30,		or as of December 31,
	2025	2024	2024
Ratio of:
ACL to total loans	0.91%	0.51%	0.73%
ACL to non-performing loans(1)	95.07%	148.91%	132.84%
Non-performing loans to total loans(1)	0.96%	0.34%	0.55%
Non-performing assets to total assets(1)	1.45%	1.08%	1.14%
Net charge-offs to average loans	1.23%	0.05%	0.40%

(1)Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.91% as of June 30, 2025 from 0.51% at June 30, 2024 as the ACL increased proportionately more than total loans. The $30.8 million increase in the ACL between those dates, reflected approximately $1.4 million of increased reserves on specific distressed credits. In the third quarter of 2024, $2.0 million was added for a new related REBL qualitative factor tied directly to loans rated special mention and substandard. The largest component of the increase was the $27.0 million reserve on consumer fintech loans at June 30, 2025. As with the $75.0 million of net charge-offs described under “Net Charge-offs” below, the $27.0 million correlated with a like amount of consumer fintech loan credit enhancement income recorded under non-interest income. Accordingly, there was no impact on net income. Losses have not been incurred on such loans, as the result of applicable credit enhancements. The ratio of the ACL to non-performing loans decreased to 95.07% at June 30, 2025, from 148.91% at June 30, 2024, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result, the ratio of non-performing loans to total loans increased to 0.96% at June 30, 2025 from 0.34% at June 30, 2024. The increase in non-performing loans also was reflected in the ratio of non-performing assets to total assets which increased to 1.45% at June 30, 2025 from 1.08% at June 30, 2024. The ratio of net charge-offs to average loans was 1.23% for the six months ended June 30, 2025, and 0.05% for the six months ended June 30, 2024. The increase in net charge-offs reflected consumer fintech net charge-offs, which were correlated to a like amount of consumer fintech loan credit enhancement income, with no impact on net income.

Net Charge-offs

Net charge-offs were $76.9 million for the six months ended June 30, 2025, an increase of $74.3 million from net charge-offs of $2.6 million during the six months ended June 30, 2024. In the six months ended 2025, the Company, based on contractual agreements, recorded $75.0 million of net charge-offs related to consumer fintech loans, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income.

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	June 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$171	$—	$—	$1,520	$—	$—	$—	$89,627	$704
Recoveries	(61)	—	—	(429)	—	—	—	(14,599)	(4)
Net charge-offs	$110	$—	$—	$1,091	$—	$—	$—	$75,028	$700

Average loan balance	$197,205	$692,923	$32,695	$699,320	$1,582,712	$273,026	$2,124,540	$567,422	$140,637
Ratio of net charge-offs during the period to average loans during the period	0.06%	—	—	0.16%	—	—	—	13.22%	0.50%

	June 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans
Charge-offs	$417	$—	$—	$2,301	$—	$—	$—	$—	$16
Recoveries	(32)	—	—	(59)	—	—	—	—	—
Net charge-offs	$385	$—	$—	$2,242	$—	$—	$—	$—	$16

Average loan balance	$150,200	$630,935	$26,933	$699,857	$1,578,564	$230,883	$2,073,667	$23,360	$51,131
Ratio of net charge-offs during the period to average loans during the period	0.26%	—	—	0.32%	—	—	—	—	0.03%

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

Non-accrual Loans, Loans 90 Days Delinquent and Still Accruing, OREO and Modified Loans

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. We had $66.1 million of OREO at June 30, 2025 and $62.0 million of OREO at December 31, 2024. The following tables summarize our non-performing loans, OREO, and loans past due 90 days or more still accruing interest.

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$5,976	$2,635
SBL commercial mortgage	8,340	4,885
SBL construction	2,892	1,585
Direct leasing	7,236	6,026
IBLOC	469	503
Real estate bridge loans(1)	36,677	12,300
Total non-accrual loans	61,590	27,934

Loans past due 90 days or more and still accruing	883	5,830
Total non-performing loans	62,473	33,764
OREO	66,054	62,025
Non-accrual investment	—	3,462
Total non-performing assets	$128,527	$99,251

(1) In the second quarter of 2025, a $26.9 million loan balance was transferred to non-accrual status. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025 a purchase and sale agreement was executed with a new borrower who is expected to have greater financial capacity to complete the related project. The sale is expected to close in the third quarter of 2025 and a new loan is anticipated.

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at June 30, 2025 and December 31, 2024:

As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	535	2,347	1,410	343	1,341	—	5,976
Total SBL non-real estate	—	535	2,347	1,410	343	1,341	—	5,976

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	1,380	5,493	1,467	—	8,340
Total SBL commercial mortgage	—	—	—	1,380	5,493	1,467	—	8,340

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	2,182	710	—	2,892
Total SBL construction	—	—	—	—	2,182	710	—	2,892

Direct lease financing
90+ Days past due	18	19	4	186	—	80	—	307
Non-accrual	—	3,208	1,262	1,975	717	74	—	7,236
Total direct lease financing	18	3,227	1,266	2,161	717	154	—	7,543

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	—	—	—	—	135	135
Non-accrual	—	—	—	—	—	—	469	469
Total IBLOC	—	—	—	—	—	—	604	604

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total advisor financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	26,923	9,754	—	—	36,677
Total real estate bridge loans	—	—	—	26,923	9,754	—	—	36,677

Consumer fintech
90+ Days past due	165	81	—	—	—	—	188	434
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	165	81	—	—	—	—	188	434

Other loans
90+ Days past due	—	—	—	—	—	2	5	7
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	2	5	7

Total 90+ Days past due	$183	$100	$4	$186	$—	$82	$328	$883

Total Non-accrual	$—	$3,743	$3,609	$31,688	$18,489	$3,592	$469	$61,590

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

SBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total SBLOC	—	—	—	—	—	—	—	—

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Advisor Financing
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total advisor financing	—	—	—	—	—	—	—	—

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Consumer fintech
90+ Days past due	—	—	—	—	—	—	213	213
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	—	—	—	—	—	—	213	213

Other loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total other loans	—	—	—	—	—	—	—	—

Total 90+ Days past due	$145	$547	$3,607	$683	$61	$574	$213	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

For the three month and year-to-date periods ended June 30, 2025 and June 30, 2024, loans modified and related information are as follows (dollars in thousands):

	Three months ended June 30, 2025					Three months ended June 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$—	$1,348	$—	$1,348	0.66%	$—	$—	$—	—
SBL commercial mortgage	—	—	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	2,551	2,551	0.36%
Real estate bridge lending	—	—	—	—	—	—	—	—	—
Total	$—	$1,348	$—	$1,348	0.02%	$—	$2,551	$2,551	0.05%

	Six months ended June 30, 2025					Six months ended June 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$4,991	$1,348	$—	$6,339	3.11%	$1,726	$—	$—	$1,726	1.00%
SBL commercial mortgage	2,738	—	—	2,738	0.38%	3,320	—	—	3,320	0.51%
Direct lease financing	—	—	—	—	—	—	—	2,551	2,551	0.36%
Real estate bridge lending(1)	—	—	—	—	—	26,923	32,500	—	59,423	2.80%
Total	$7,729	$1,348	$—	$9,077	0.14%	$31,969	$32,500	$2,551	$67,020	1.20%

(1) In the second quarter of 2025, a $26.9 million loan was transferred to non-accrual status. The related $26.9 million loan was modified twice in 2024. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. On July 31, 2025, a purchase and sale agreement for the property was executed with a new counterparty possessing greater financial capacity and experience. The sale is expected to close in the third quarter of 2025, and a new loan is anticipated in connection with the transaction.

The following table shows an analysis of loans that were modified during the three month and year-to-date periods ended June 30, 2025, and June 30, 2024 presented by loan classification (dollars in thousands):

Three months ended June 30, 2025
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$—	$1,348
SBL commercial mortgage	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$1,348	$—	$—	$1,348	$—	$1,348

Three months ended June 30, 2024
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$2,551	$—	$—	$2,551	$—	$2,551

	Six months ended June 30, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$4,991	$6,339
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$1,348	$—	$—	$1,348	$7,729	$9,077

	Six months ended June 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$757	$757	$969	$1,726
SBL commercial mortgage	—	—	—	—	—	3,320	3,320
Direct lease financing	—	2,551	—	—	2,551	—	2,551
Real estate bridge lending	—	—	—	—	—	59,423	59,423
	$—	$2,551	$—	$757	$3,308	$63,712	$67,020

There were $1.3 million and $2.6 million of total loans classified as modified for the three months ended June 30, 2025 and June 30, 2024, respectively, with no specific reserves.

For the six months ended June 30, 2025, there were $9.1 million of total loans classified as modified with specific reserves of $168,000, while there were $67.0 million of total loans classified as modified for the six months ended June 30, 2024 with specific reserves of $7,000.

The following table describes the financial effect of the modifications made for the three month and year-to-date periods ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	—	—	—	—
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	—	—	—	—	—	—

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	2.45%	—	—	1.00%
SBL commercial mortgage	—	—	0.38%	—	—	0.51%
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	—	—	—	1.68%	—	1.27%

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification that had a payment default during the period and were modified in the twelve months before default.

We had no commitments to extend additional credit to loans classified as modified as of June 30, 2025 or December 31, 2024.

We had $61.6 million of non-accrual loans at June 30, 2025, compared to $27.9 million of non-accrual loans at December 31, 2024. The $33.7 million increase in non-accrual loans was primarily due to $55.1 million of additions partially offset by $15.3 million of payments, $3.9 million transferred to OREO, $1.9 million of charge-offs, and $396,000 transferred to repossessed vehicle inventory. Loans past due 90 days or more still accruing interest amounted to $883,000 at June 30, 2025 and $5.8 million at December 31, 2024. The $4.9 million decrease reflected $1.1 million of additions partially offset by $5.9 million of loan payments and $107,000 transferred to non-accrual loans.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2025 and December 31, 2024, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Premises and Equipment, Net

Premises and equipment amounted to $26.5 million at June 30, 2025, compared to $27.6 million at December 31, 2024.

Other assets

Other assets amounted to $166.1 million at June 30, 2025 compared to $182.7 million at December 31, 2024.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At June 30, 2025, we had total deposits of $7.77 billion compared to $7.75 billion at December 31, 2024, which reflected an increase of $19.9 million, or 0.3%. Daily deposit balances are subject to variability, and deposits averaged $8.06 billion in the second quarter of 2025. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits. Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at June 30, 2025, the top three affinity groups accounted for approximately $4.28 billion, the next three largest $1.27 billion, and the four subsequent largest $723.0 million. Of our deposits at year-end 2024, the top three affinity groups accounted for approximately $3.79 billion, the next three largest accounted for $1.64 billion, and the four subsequent largest accounted for $756.9 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with some movement in the tenth and eleventh largest relationships. We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at June 30, 2025 totaled $3.37 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $2.90 billion. Such balances in the top ten relationships at year-end 2024 totaled $3.81 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $2.38 billion. We pay interest directly to consumer account holders for an immaterial amount of deposit balances, while the vast majority of interest expense results from fees paid to affinity groups. While affinity groups may decide to pay interest or other remuneration to account holders, they do not currently do so for the vast majority of balances. The vast majority of payments to affinity groups are variable rate and equate to varying contractual percentages tied to the effective federal funds rate, which results from Federal Reserve rate hikes and reductions. The effective federal funds rate also reflects a market rate which might be required to replace lower cost deposits, or fund loan growth in excess of deposit growth, at least in the short-term. Because underlying balances have generally exhibited stability, so too have trends in the cost of funds. The more consequential impact to cost of funds are market changes and the effective federal funds rate, specifically the impact of Federal Reserve rate hikes and reductions. We model significant fee-based relationships in our net interest income sensitivity modeling (see “Item 2 – Asset and Liability Management” above). The following discussion is applicable to our transaction accounts, comprising the majority of our deposits, in the 100 and 200 basis point rate increase and decrease scenarios as presented in the applicable table in that Asset and Liability Management section, above. The impact of the Federal Reserve rate hikes or reductions, which respectively increase or decrease interest expense, has approximated the ratio of our cost of funds divided by the effective federal funds rate, all else equal. However, there can be no assurance that such ratios could not change significantly given the other variables discussed in the Asset and Liability Management section. In second quarter of 2025, our demand and interest checking balances averaged $7.99 billion, compared to $6.66 billion in second quarter of 2024. The growth primarily reflected increases in payment company balances. Average savings and money market balances increased to $65.6 million the second quarter of 2025, compared to $60.2 million in the second quarter of 2024. We sweep deposits off our balance sheet to other institutions to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. In 2024 and the first six months of 2025, we did not use short-term time deposits. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the six months ended		For the year ended
	June 30, 2025		December 31, 2024
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$8,082,390	2.19%	$6,875,368	2.35%
Savings and money market	100,966	3.75%	71,962	3.52%
Total deposits	$8,183,356	2.21%	$6,947,330	2.37%

(1) Of the amounts shown for 2025 and 2024, $138.7 million and $146.8 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon contractual percentages applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. We had no outstanding advances from the FHLB or Federal Reserve Bank at June 30, 2025 or December 31, 2024. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$—	$—
Average for the three months ended June 30, 2025	439	N/A
Average during the year	220	44,220
Maximum month-end balance	—	455,000
Weighted average rate during the period	4.55%	5.58%
Rate at period end	—	—

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

Borrowings

At June 30, 2025, we had other long-term borrowings of $13.9 million compared to $14.1 million at December 31, 2024. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as Tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $89.3 million at June 30, 2025, compared to $68.0 million at December 31, 2024. The increase reflected a payable for a security purchase which had not yet settled as of that date.

Shareholders’ Equity

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. Under the 2025 Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program may be modified or terminated at any time. During the three and six months ended June 30, 2025, the Company repurchased 753,898 and 1,438,343 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $49.75 per share and $52.15 per share, respectively. On July 7, 2025, the Board of the Company authorized the increase of the capacity of the Company’s existing share repurchase program for the third and fourth quarters of 2025 to $300 million and $200 million for 2026 (the “Repurchase Plan”). This increase cumulatively represents up to $500 million in share repurchases through year-end 2026. The Company expects to fund the Repurchase Plan with cash at hand and through the refinancing of $100 million of maturing senior unsecured debt with $200 million of new senior unsecured debt.

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Financial instruments whose contract amounts represent potential credit risk for us, are our unused commitments to extend credit and standby letters of credit which were approximately $1.91 billion and $305,000, respectively, at June 30, 2025 and $1.97 billion and

$1.7 million, respectively, at December 31, 2024. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended June 30, 2025 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2024 Form 10-K, as amended.

As noted under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, the Company’s exposure to interest rate risk is managed through the use of guidelines which limit interest rate exposure to higher interest rates. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. As a result of the Federal Reserve rate increases in 2022 and 2023, net interest income has increased and exceeded prior period levels. While future Federal Reserve rate reductions may result in lower net interest income, such exposure to lower rates was significantly reduced in the third quarter of 2024 with the purchase of fixed rate securities. In the third quarter of 2024 the Federal Reserve began lowering rates and has held steady in the first two quarters of 2025. In addition to the aforementioned guidelines which the Company uses to manage interest rate risk, the Company utilizes an asset liability committee to provide oversight by multiple departments and senior officers.

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

Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2025 due to the material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, as amended. The material weaknesses identified exist in the design of two controls related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1) (2)
	(Dollars in thousands, except per share data)
April 1, 2025 -April 30, 2025	285,255	$45.61	285,255	$99,489
May 1, 2025 - May 31, 2025	238,439	52.30	238,439	87,019
June 1, 2025 - June 30, 2025	230,204	52.25	230,204	74,990
Total	753,898	49.75	753,898	74,990

(1) During the second quarter of 2025, all shares of common stock were repurchased pursuant to the 2025 Repurchase Program, which was approved by the Board on October 23, 2024 and publicly announced on October 23, 2024. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $37.5 million per quarter, for a maximum amount of $150.0 million in 2025. The Company increased its share repurchase authorization for the third and fourth quarters of 2025 under the 2025 Repurchase Program to $300.0 million. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

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

Item 5. Other Information

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10

THE BANCORP, INC.
(Registrant)

August 7, 2025	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 7, 2025	/S/ MARTIN EGAN
Date	Martin Egan Interim Chief Financial Officer and Chief Accounting Officer