Form 10-Q
period 2025-09-30
Bancorp, Inc.
filed 2025-11-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of October 27, 2025, there were 43,917,627 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
(Dollars in thousands, except share data)	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$10,162	$6,064
Interest-earning deposits at Federal Reserve Bank	74,517	564,059
Total cash and cash equivalents	84,679	570,123

Investment securities, available-for-sale, at fair value	1,384,256	1,502,860
Commercial loans, at fair value	142,658	223,115
Loans, net of deferred loan fees and costs	6,672,637	6,113,628
Allowance for credit losses	(64,152)	(44,853)
Loans, net	6,608,485	6,068,775
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	25,250	15,642
Premises and equipment, net	25,947	27,566
Accrued interest receivable	43,831	41,713
Intangible assets, net	955	1,254
Other real estate owned	61,974	62,025
Deferred tax asset, net	10,034	18,874
Credit enhancement asset	29,318	12,909
Other assets	182,037	182,687
Total assets	$8,599,424	$8,727,543

LIABILITIES
Deposits
Demand and interest checking	$7,254,896	$7,434,212
Savings and money market	75,901	311,834
Total deposits	7,330,797	7,746,046

Short-term borrowings	200,000	—
Senior debt	196,052	96,214
Subordinated debentures	13,401	13,401
Other long-term borrowings	13,806	14,081
Other liabilities	67,206	68,018
Total liabilities	7,821,262	7,937,760

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,404,006 and 44,528,879 shares issued and outstanding, respectively, at September 30, 2025 and 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024	48,404	47,713
Additional paid-in capital	19,400	3,233
Retained earnings	951,076	779,155
Accumulated other comprehensive income	8,814	(17,637)
Treasury stock at cost, 3,875,127 shares at September 30, 2025 and 402,731 shares at December 31, 2024, respectively	(249,532)	(22,681)
Total shareholders' equity	778,162	789,783

Total liabilities and shareholders' equity	$8,599,424	$8,727,543

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$114,982	$116,483	$336,220	$345,797
Investment securities:
Taxable interest	17,354	19,767	57,874	46,921
Tax-exempt interest	104	43	290	122
Interest-earning deposits	3,954	3,387	24,960	19,948
	136,394	139,680	419,344	412,788
Interest expense
Deposits	38,796	42,698	129,134	121,858
Short-term borrowings	495	1,030	500	2,344
Long-term borrowings	197	689	590	2,060
Senior debt	2,450	1,234	4,917	3,701
Subordinated debentures	259	297	771	880
	42,197	45,948	135,912	130,843
Net interest income	94,197	93,732	283,432	281,945
Provision for credit losses on non-consumer fintech loans	5,755	3,476	8,123	7,316
Provision for credit losses on consumer fintech loans	39,790	—	128,891	—
Provision (reversal) for unfunded commitments	(491)	79	(744)	(340)
Net interest income after provision (reversal) for credit losses	49,143	90,177	147,162	274,969

Non-interest income
Fintech fees
ACH, card and other payment processing fees	5,077	3,892	15,771	9,856
Prepaid, debit card and related fees	25,513	23,907	77,340	72,948
Consumer credit fintech fees	4,493	1,600	12,063	1,740
Total fintech fees	35,083	29,399	105,174	84,544
Net realized and unrealized gains
on commercial loans, at fair value	1,005	606	1,710	2,205
Leasing related income	1,397	1,072	5,500	2,889
Consumer fintech loan credit enhancement	39,790	—	128,891	—
Other	3,141	1,031	6,526	2,574
Total non-interest income	80,416	32,108	247,801	92,212

Non-interest expense
Salaries and employee benefits	37,350	33,821	108,153	97,964
Depreciation	1,152	1,047	3,381	3,023
Rent and related occupancy cost	1,592	1,734	4,877	5,060
Data processing expense	1,259	1,408	3,691	4,252
Audit expense	617	403	1,816	1,081
Legal expense	1,483	1,055	5,303	2,509
FDIC insurance	905	904	3,160	2,618
Software	5,040	4,561	15,197	13,687
Insurance	1,194	1,246	3,596	3,866
Telecom and IT network communications	304	283	945	908
Consulting	430	418	1,322	1,558
Other	5,078	6,375	15,480	14,887
Total non-interest expense	56,404	53,255	166,921	151,413
Income before income taxes	73,155	69,030	228,042	215,768
Income tax expense	18,228	17,513	56,121	54,136
Net income	$54,927	$51,517	$171,921	$161,632

Net income per share - basic	$1.20	$1.06	$3.69	$3.18

Net income per share - diluted	$1.18	$1.04	$3.64	$3.15
Weighted average shares - basic	45,865,172	48,759,369	46,554,311	50,807,021
Weighted average shares - diluted	46,518,125	49,478,236	47,209,469	51,361,104

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)

Net income	$54,927	$51,517	$171,921	$161,632
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	9,607	44,404	35,267	49,428
Reclassification adjustments for losses included in income	—	—	—	2
Other comprehensive income	9,607	44,404	35,267	49,430

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gains	2,402	10,951	8,816	12,187
Income tax expense related to items of other comprehensive income	2,402	10,951	8,816	12,187

Other comprehensive income, net of tax and reclassifications into net income	7,205	33,453	26,451	37,243
Comprehensive income	$62,132	$84,970	$198,372	$198,875

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2025
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	(loss) income	stock	Total

Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from option exercises,
net of tax benefits	—	—	—	—	—	—	—
Common stock issued from restricted units,
net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	$48,067	$7,470	$836,328	$(1,840)	$(60,338)	$829,687

Net income	—	$—	$—	$59,821	$—	—	$59,821
Common stock issued from option exercises,
net of tax benefits	—	—	—	—	—	—	—
Common stock issued from restricted units,
net of tax benefits	36,828	37	(37)	—	—	—	—
Stock-based compensation	—	—	5,175	—	—	—	5,175
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,449	—	3,449
Common stock repurchases and excise tax	—	—	—	—	—	(37,866)	(37,866)
Balance at June 30, 2025	48,104,006	$48,104	$12,608	$896,149	$1,609	$(98,204)	$860,266

Net income	—	$—	$—	$54,927	$—	—	$54,927
Common stock issued from option exercises,
net of tax benefits	300,000	300	1,761	—	—	—	2,061
Common stock issued from restricted units,
net of tax benefits	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,031	—	—	—	5,031
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	7,205	—	7,205
Common stock repurchases and excise tax	—	—	—	—	—	(151,328)	(151,328)
Balance at September 30, 2025	48,404,006	$48,404	$19,400	$951,076	$8,814	$(249,532)	$778,162

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2024
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	(loss) income	stock	Total

Balance at January 1, 2024	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$—	$807,281
Net income	—	—	—	56,429	—	—	56,429
Common stock issued from restricted units,
net of tax benefits	312,619	312	(312)	—	—	—	—
Stock-based compensation	—	—	3,317	—	—	—	3,317
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	101	—	101
Common stock repurchases and excise tax	(1,262,212)	(1,262)	(49,101)	—	—	—	(50,363)
Balance at March 31, 2024	52,253,037	$52,253	$166,335	$618,044	$(19,867)	$—	$816,765

Net income	—	$—	$—	$53,686	$—	—	$53,686
Common stock issued from restricted units,
net of tax benefits	32,771	33	(33)	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	—	3,841
Other comprehensive income net of
reclassification adjustments and tax	—	—	—	—	3,689	—	3,689
Common stock repurchases and excise tax	(3,018,405)	(3,018)	(97,972)	—	—	—	(100,990)
Balance at June 30, 2024	49,267,403	$49,268	$72,171	$671,730	$(16,178)	$—	$776,991

Net income	—	$—	$—	$51,517	$—	—	$51,517
Common stock issued from restricted units,
net of tax benefits	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,864	—	—	—	3,864
Other comprehensive loss net of
reclassification adjustments and tax	—	—	—	—	33,453	—	33,453
Common stock repurchases and excise tax	(1,037,069)	(1,037)	(49,462)	—	—	—	(50,499)
Balance at September 30, 2024	48,230,334	$48,231	$26,573	$723,247	$17,275	$—	$815,326

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months
	ended September 30,
	2025	2024
	(Dollars in thousands)
Operating activities
Net income	$171,921	$161,632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,381	3,023
Provision for credit losses on non-consumer fintech loans	8,123	7,316
Provision for credit losses on consumer fintech loans	128,891	—
Provision reversal for unfunded commitments	(744)	(340)
Net accretion of investment securities discounts/premiums	(3,835)	(1,505)
Stock-based compensation expense	14,797	11,022
Realized gains on commercial loans, at fair value	(1,710)	(2,489)
Gain on sale of fixed assets	(30)	(53)
Gain on sale of other real estate owned	(594)	—
Change in fair value of derivatives	—	284
Loss on sales/calls of investment securities	—	2
Increase in accrued interest receivable	(2,118)	(5,381)
Increase in other assets	(4,972)	(31,120)
Increase in consumer fintech loan credit enhancement receivables	(16,409)	—
(Decrease) increase in other liabilities	(68)	956
Net cash provided by operating activities	296,633	143,347

Investing activities
Purchase of investment securities available-for-sale	(117,071)	(969,436)
Proceeds from redemptions and prepayments of securities available-for-sale	271,981	179,880
Capitalized investment in other real estate owned	(1,880)	(926)
Sale of repossessed assets	2,479	8,924
Proceeds from sale of other real estate owned	4,926	—
Net increase in loans	(682,255)	(599,161)
Proceeds from sale of fixed assets	174	133
Commercial loans, at fair value drawn during the period	(3,338)	—
Payments on commercial loans, at fair value	85,320	81,333
Purchases of premises and equipment	(1,906)	(4,367)
Net cash used in investing activities	(441,570)	(1,303,620)

Financing activities
Net (decrease) increase in deposits	(415,249)	244,842
Net decrease in securities sold under agreements to repurchase	—	(42)
Proceeds from short-term borrowings	200,000	135,000
Proceeds of senior debt offering, net	195,953	—
Redemption of senior notes	(96,421)	—
Proceeds from the issuance of common stock	2,061	—
Repurchases of common stock and excise tax	(226,851)	(201,852)
Net cash (used in) provided by financing activities	(340,507)	177,948

Net decrease in cash and cash equivalents	(485,444)	(982,325)

Cash and cash equivalents, beginning of period	570,123	1,038,090

Cash and cash equivalents, end of period	$84,679	$55,765

Supplemental disclosure:
Interest paid	$136,768	$131,336
Taxes paid	$61,892	$62,158
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$2,401	$43,864
Leased vehicles transferred to repossessed assets	$3,040	$8,291

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2025 and for the three- and nine-month periods ended September 30, 2025 and 2024, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the “2024 Form 10-K, as amended”). The results of operations for the nine-month period ended September 30, 2025 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2025.

Certain reclassifications and updates have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

There have been no significant changes as of September 30, 2025 from the Company’s significant accounting policies as described in the 2024 Form 10-K, as amended.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09, effective January 1, 2025, adds annual disclosures for the amount of income taxes paid, net of refunds, shown separately for federal, state and foreign taxes. Total tax paid, net of refunds, for any jurisdictions which exceed 5% of total net taxes paid, will also be shown separately. The Company intends to incorporate these updates to its income tax disclosures in its financial statements as of and for the year ended December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies the capitalization threshold on costs to develop software for internal use. This update removes the prescriptive and sequential software development stages (referred to as “project stages”) and requires entities to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods on a prospective, modified transition, or a retrospective basis. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this update to determine its impact on the Consolidated Financial Statements.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with ASC 718 Stock Compensation. The fair value of the option or RSU is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the stated vesting period. For option grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2025, the Company had three active stock-based compensation plans.

As of September 30, 2025, there was a total of $25.7 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.3 years. Related compensation expense for the three months ended September 30, 2025 and 2024 was $5.0 million and $3.9 million, respectively. Related compensation expense for the nine months ended September 30, 2025 and 2024 was $14.8 million and $11.0 million, respectively.

The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2025 and 2024, was $15.3 million and $10.5 million, respectively. The total intrinsic value of the options exercised and RSUs vested in those respective periods was $40.9 million and $14.8 million, respectively.

Stock Options

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2025	668,293	$17.30	6.12	$23,613,391
Granted	32,624	60.25	9.37	—
Exercised	(300,000)	6.87	—	17,198,700
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2025	400,917	$28.60	6.24	$18,561,208
Exercisable at September 30, 2025	280,294	$22.21	5.49	$14,765,351

During the nine months ended September 30, 2025, the Company granted 32,624 stock options with a vesting period of four years and a weighted average grant-date fair value of $30.65. During the nine months ended September 30, 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92.

For the nine-month periods ended September 30, 2025 and 2024, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2025	2024
Risk-free interest rate	4.51%	4.17%
Expected dividend yield	—	—
Expected volatility	45.21%	44.76%
Expected lives (years)	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock- based compensation expense for the period ended September 30, 2025 is based on awards that are ultimately expected to vest. As only one individual has outstanding options, the Company estimates outstanding lives utilizing acceptable expedients in lieu of forfeiture history.

Restricted Stock Units

A summary of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2025	794,386	$38.29	1.44
Granted	358,348	59.60	2.23
Vested	(390,525)	36.25	—
Forfeited	(19,963)	51.16	—
Outstanding at September 30, 2025	742,246	$49.30	1.48

 The Company granted 358,348 RSUs in the first nine months of 2025, of which 330,839 have a vesting period of three years and 27,509 have a vesting period of one year. At issuance, the 358,348 RSUs granted in the first nine months of 2025 had a weighted average fair value of $59.60 per unit. The Company granted 390,305 RSUs in the first nine months of 2024, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in the first nine months of 2024 had a weighted average fair value of $42.87 per unit.

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

The calculation of weighted-average common shares outstanding during each respective period includes activity related to share repurchases made under the Company’s share repurchase programs, as discussed further in “Note 11. Shareholders’ Equity”.

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands except share and per share data)
Net income	$54,927	$51,517	$171,921	$161,632
Weighted average shares - basic	45,865,172	48,759,369	46,554,311	50,807,021
Effect of dilutive securities:
Common stock options and RSUs	652,953	718,867	655,158	554,083
Weighted average shares - diluted	46,518,125	49,478,236	47,209,469	51,361,104

Basic and diluted earnings per share:
Net income per share - basic	$1.20	$1.06	$3.69	$3.18
Effect of dilutive securities:
Common stock options and RSUs	(0.02)	(0.02)	(0.05)	(0.03)
Net income per share - diluted	$1.18	$1.04	$3.64	$3.15

Antidilutive securities excluded from the computation of diluted shares:
Outstanding stock-based compensation awards	32,624	45,616	32,624	103,189

Stock options for 368,293 shares, exercisable at prices between $8.57 and $43.89 per share, were outstanding at September 30, 2025, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three and nine months ended September 30, 2025.

Stock options for 622,677 shares, exercisable at prices between $6.87 and $35.17 per share, were outstanding at September 30, 2024, and included in the diluted earnings per share computation because their exercise price per share was less than the average market price for the three-month period ended September 30, 2024.

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

Investment securities are summarized as follows (dollars in thousands):

Available-for-sale	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$25,794	$47	$(536)	$25,305
Asset-backed securities	182,092	330	(19)	182,403
Tax-exempt obligations of states and political subdivisions	10,350	52	(55)	10,347
Taxable obligations of states and political subdivisions	22,446	56	(96)	22,406
Residential mortgage-backed securities	405,897	10,785	(3,755)	412,927
Collateralized mortgage obligation securities	19,526	1	(611)	18,916
Commercial mortgage-backed securities	706,428	14,123	(8,599)	711,952
	$1,372,533	$25,394	$(13,671)	$1,384,256

Available-for-sale	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$31,233	$—	$(1,271)	$29,962
Asset-backed securities	214,346	177	(24)	214,499
Tax-exempt obligations of states and political subdivisions	6,860	—	(73)	6,787
Taxable obligations of states and political subdivisions	29,267	7	(441)	28,833
Residential mortgage-backed securities	438,562	1,137	(6,280)	433,419
Collateralized mortgage obligation securities	27,279	—	(1,127)	26,152
Commercial mortgage-backed securities	778,857	1,653	(17,302)	763,208
	$1,526,404	$2,974	$(26,518)	$1,502,860

The amortized cost and fair value of the Company’s investment securities at September 30, 2025, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$14,021	$13,971
Due after one year through five years	195,839	195,536
Due after five years through ten years	533,410	543,397
Due after ten years	629,263	631,352
	$1,372,533	$1,384,256

Realized losses on securities sales/calls were $2,000 for the nine months ended September 30, 2024. There were no other realized amounts on investment securities for the periods presented.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2025 (dollars in thousands):

Available-for-sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$9,969	$(35)	$11,189	$(501)	$21,158	$(536)
Asset-backed securities	9,987	(13)	500	(6)	10,487	(19)
Tax-exempt obligations of states and
political subdivisions	6,443	(47)	1,152	(8)	7,595	(55)
Taxable obligations of states and
political subdivisions	—	—	16,020	(96)	16,020	(96)
Residential mortgage-backed securities	—	—	34,366	(3,755)	34,366	(3,755)
Collateralized mortgage obligation securities	950	(1)	15,089	(610)	16,039	(611)
Commercial mortgage-backed securities	5,590	(12)	181,534	(8,587)	187,124	(8,599)
Total unrealized loss position
investment securities(1)	$32,939	$(108)	$259,850	$(13,563)	$292,789	$(13,671)

(1) At September 30, 2025 there were 194 securities in a loss position.

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

The Company has evaluated the investment securities and has concluded that none of these securities required an allowance for credit loss (“ACL”) as of September 30, 2025. The Company evaluates whether an ACL is required by considering primarily the following factors: (a) the extent to which the fair value is less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. The Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery.

Note 6. Loans, net

The Company’s loans originate from several lending lines of business, including:

•SBLs, or small business loans, are comprised primarily of Small Business Administration “SBA” loans.

•Direct lease financing includes lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment.

•SBLOCs, or securities-backed lines of credit, are made to individuals, trusts and other entities and are secured by a pledge of marketable securities maintained in one or more accounts for which the Company obtains a securities account control agreement.

•IBLOCs, or insurance policy cash value-backed lines of credit, are collateralized by the cash surrender value of eligible insurance policies.

•Advisor financing are loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession.

•REBL, or real estate bridge loans, are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are collateralized by those properties.

•Consumer fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers.

•Other loans include commercial and HELOC which the Company generally no longer offers.

In addition to loans recognized at amortized cost, the balance sheet also includes commercial loans at fair value. These loans were originated prior to 2020, were intended for sale into securitizations and at origination the Company elected fair value treatment. The Company continues to account for that population at fair value even though they are no longer intended for sale. See further discussion of these loans in “Note 9. Fair Value”. The Company accounts for all its’ current originations at amortized cost.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations. For SBLOC, the Company relies on the market value of the underlying securities collateral as adjusted by margin requirements, generally 50% for equities and 80% for investment grade securities. For IBLOC, the Company relies on the cash value of insurance policy collateral. Of the total $785.0 million of consumer fintech loans at September 30, 2025, $416.0 million consisted of secured credit card loans, with the balance consisting of other short-term extensions of credit. Consumers do not pay interest on the majority of consumer fintech loan balances, including secured credit card loans. The majority of the income on those loans is reflected in non-interest income under “Consumer credit fintech fees” and originates with the marketers and servicers for those loans. The secured credit card balances were collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. The lower cost of funds results from deposits required to be maintained to collateralize related card use.

Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Loans recorded at amortized cost:
SBL non-real estate	$222,933	$190,322
SBL commercial mortgage	729,620	662,091
SBL construction	34,518	34,685
SBLs	987,071	887,098
Direct lease financing	693,322	700,553
SBLOC / IBLOC(1)	1,609,047	1,564,018
Advisor financing	285,531	273,896
Real estate bridge loans	2,131,689	2,109,041
Consumer fintech	785,045	454,357
Other loans(2)	164,487	111,328
	6,656,192	6,100,291
Unamortized loan fees and costs	16,445	13,337
Total loans, net of deferred loan fees and costs	$6,672,637	$6,113,628

(1) SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At September 30, 2025 and December 31, 2024, IBLOC loans amounted to $471.6 million and $548.1 million, respectively.

(2) Includes demand deposit overdrafts reclassified as loan balances totaling $1.8 million and $1.2 million at September 30, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial. Includes warehouse financing related to loan sales to third party purchasers of real estate bridge loans of $122.5 million and $65.5 million at September 30, 2025 and December 31, 2024, respectively. Weighted average look through loan to values (“LTVs”) based on our most recent appraisals for the related mortgaged properties were less than 60% as-is and less than 55% as-stabilized.

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2025 or December 31, 2024. In the first nine months of 2025, the Company purchased $23.1 million of SBLs, none of which were credit deteriorated. Additionally, in the first nine months of 2025, the Company participated in SBLs with other institutions in the amount of $15.4 million.

Non-Accrual and Delinquency

The loan review department recommends non-accrual status for loans to the surveillance committee, in those situations where interest income appears to be uncollectible or a protracted delay in collection becomes evident. The surveillance committee further vets and approves the non-accrual status.

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	September 30, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$—	$—	$2	$7,125	$7,127	$215,806	$222,933
SBL commercial mortgage	—	—	—	16,178	16,178	713,442	729,620
SBL construction	—	—	—	2,917	2,917	31,601	34,518
Direct lease financing	2,422	8,045	251	5,896	16,614	676,708	693,322
SBLOC / IBLOC	3,922	—	1,184	446	5,552	1,603,495	1,609,047
Advisor financing	—	—	—	—	—	285,531	285,531
Real estate bridge loans	—	19,372	17,942	36,677	73,991	2,057,698	2,131,689
Consumer fintech	20,439	1,951	1,163	—	23,553	761,492	785,045
Other loans	75	—	3	147	225	164,262	164,487
Unamortized loan fees and costs	—	—	—	—	—	16,445	16,445
	$26,858	$29,368	$20,545	$69,386	$146,157	$6,526,480	$6,672,637

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	September 30, 2025				December 31, 2024
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$2,845	$686	$4,280	$7,125	$1,308	$351	$1,327	$2,635
SBL commercial mortgage	2,730	684	13,448	16,178	1,922	1,039	2,963	4,885
SBL construction	2,917	251	—	2,917	1,585	118	—	1,585
Direct leasing	5,790	3,206	106	5,896	5,561	2,377	465	6,026
IBLOC	446	219	—	446	503	413	—	503
Real estate bridge loans	—	—	36,677	36,677	—	—	12,300	12,300
Other loans	—	—	147	147	—	—	—	—
	$14,728	$5,046	$54,658	$69,386	$10,879	$4,298	$17,055	$27,934

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2025 and 2024, was $2.2 million and $886,000, respectively. No income on non-accrual loans was recognized during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025 amounts reversed from interest income included: $1.2 million of REBL, $119,000 of direct leasing, $499,000 of SBL commercial real estate, $185,000 of SBL non-real estate, and $2,000 of other loans. During the nine months ended September 30, 2024 amounts reversed from interest income included: $1.0 million of REBL, $69,000 of direct leasing, $130,000 of SBL commercial real estate, and $33,000 of SBL non-real estate were reversed from interest income. The interest reversals represent interest receivable balance on loans at the time of transfer into non-accrual status.

Loan Modifications

Loans which are experiencing financial stress are reviewed by the loan review department, which is independent of the lending lines. The review includes an analysis for a potential specific reserve allocation in the ACL. For REBLs, updated appraisals are generally obtained in conjunction with modifications.

There were no loans modified for the three months ended September 30, 2025. During the three-month and year-to-date periods ended September 30, 2025 and September 30, 2024, loans modified and related information are as follows (dollars in thousands):

	Three months ended September 30, 2025					Three months ended September 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$—	$—	$—	$—	—	$819	$—	$—	$819	0.46%
SBL commercial mortgage	—	—	—	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	55,336	—	55,336	2.53%
Total	$—	$—	$—	$—	—	$819	$55,336	$—	$56,155	0.95%

	Nine months ended September 30, 2025					Nine months ended September 30, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$3,161	$1,301	$—	$4,462	2.00%	$2,484	$—	$—	$2,484	1.38%
SBL commercial mortgage	2,679	—	—	2,679	0.37%	3,271	—	—	3,271	0.49%
Direct lease financing	—	—	—	—	—	—	—	2,521	2,521	0.35%
Real estate bridge lending	—	—	—	—	—	—	87,836	—	87,836	4.01%
Total	$5,840	$1,301	$—	$7,141	0.11%	$5,755	$87,836	$2,521	$96,112	1.63%

The following table shows an analysis of loans that were modified during the three-month and year-to-date periods ended September 30, 2025 and September 30, 2024 presented by loan classification (dollars in thousands):

Three months ended September 30, 2025
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$—	$—
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—

Three months ended September 30, 2024
Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$321	$321	$498	$819
SBL commercial mortgage	—	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	55,336	55,336
	$—	$—	$—	$321	$321	$55,834	$56,155

	Nine months ended September 30, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$1,301	$—	$—	$1,301	$3,161	$4,462
SBL commercial mortgage	—	—	—	—	—	2,679	2,679
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	—	—
	$—	$1,301	$—	$—	$1,301	$5,840	$7,141

	Nine months ended September 30, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,046	$1,046	$1,438	$2,484
SBL commercial mortgage	—	—	—	—	—	3,271	3,271
Direct lease financing	—	2,521	—	—	2,521	—	2,521
Real estate bridge lending	—	—	—	—	—	87,836	87,836
	$—	$2,521	$—	$1,046	$3,567	$92,545	$96,112

The following table describes the financial effect of the modifications made during the three-month and year-to-date periods ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	—	—	—	—	—	0.46%
SBL commercial mortgage	—	—	—	—	—	—
Direct lease financing	—	—	—	—	—	—
Real estate bridge lending	—	—	—	1.27%	—	—

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	1.42%	—	—	1.38%
SBL commercial mortgage	—	—	0.37%	—	—	0.49%
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	—	—	—	1.42%	—	1.23%

(1) Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default.

The Company had no commitments to extend additional credit to loans classified as modified for the periods ended September 30, 2025 or December 31, 2024.

There were no loans modified for the three months ended September 30, 2025. There were $56.2 million of total loans modified for the three months ended September 30, 2024 with no specific reserves.

For the nine months ended September 30, 2025, there were $7.1 million of total loans modified with specific reserves of $153,000, while there were $96.1 million of total loans modified for the nine months ended September 30, 2024 with specific reserves of $5,000.

Allowance for Credit Loss

Management estimates the ACL quarterly and for most loan categories uses relevant available internal and external historical loan performance information to determine the quantitative component of the reserve and current economic conditions, and reasonable and supportable forecasts and other factors to determine the qualitative component of the reserve. Reserves on specific credit-deteriorated loans comprise the third and final component of the reserve. Historical credit loss experience provides the quantitative basis for the estimation of expected credit losses over the estimated remaining life of the loans. The qualitative component of the ACL is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance, and is subjective. The review of the appropriateness of the ACL is performed by the Chief Credit Officer and presented to the Audit Committee of the Company’s Board of Directors for review. With the exception of SBLOC, IBLOC, and consumer fintech loans, which utilize probability of default/loss given default, and the other loan category, which uses discounted cash flow to determine a reserve, the quantitative components for remaining categories are determined by establishing reserves on loan pools with similar risk characteristics based on a lifetime loss-rate model, or vintage analysis. Loans that do not share risk characteristics are evaluated on an individual basis.

Expected credit losses for collateral-dependent loans are based on the fair value of the underlying collateral. A loan is deemed to be a collateral-dependent loan when (i) foreclosure is believed to be probable; or (ii) foreclosure or repossession is not probable, but the borrower is experiencing financial difficulty and we expect repayment to be provided substantially through the operation or sale of the collateral. For collateral-dependent loans, a reserve is established within the ACL based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

During the nine months ended September 30, 2025, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general collateral deterioration or from other factors. Categories of loans that may be assessed as collateral dependent, and the underlying nature of the collateral, includes:

•SBL non-real estate are collateralized by business assets, which may include certain real estate.

•SBL commercial mortgage and construction are collateralized by real estate for small businesses.

•Real estate bridge loans are primarily collateralized by apartment buildings, or other commercial real estate.

•SBLOC are collateralized by marketable investment securities while IBLOC are collateralized by the cash value of life insurance.

•Advisor financing are collateralized by investment advisors’ business franchises.

•Direct lease financing are collateralized primarily by vehicles or equipment.

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

A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, and internal risk rating system used to identify problem loans are as follows (dollars in thousands):

As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$49,725	$51,171	$63,440	$21,680	$13,457	$7,419	$—	$206,892
Special mention	—	—	2,393	404	178	80	—	3,055
Substandard	—	542	3,774	2,592	1,226	1,633	—	9,767
Total SBL non-real estate	49,725	51,713	69,607	24,676	14,861	9,132	—	219,714

SBL commercial mortgage
Non-rated	1,005	—	—	—	—	—	—	1,005
Pass	90,694	144,883	85,358	111,268	76,596	177,157	—	685,956
Special mention	—	706	2,096	1,567	914	5,447	—	10,730
Substandard	—	—	3,012	12,342	7,677	4,944	—	27,975
Total SBL commercial mortgage	91,699	145,589	90,466	125,177	85,187	187,548	—	725,666

SBL construction
Pass	2,023	15,355	10,333	—	3,545	—	—	31,256
Substandard	—	—	—	—	2,552	710	—	3,262
Total SBL construction	2,023	15,355	10,333	—	6,097	710	—	34,518

Direct lease financing
Non-rated	879	—	—	—	—	—	—	879
Pass	205,273	200,613	138,479	97,400	25,698	7,286	—	674,749
Special mention	368	459	776	418	15	10	—	2,046
Substandard	—	1,819	7,289	4,437	2,008	95	—	15,648
Total direct lease financing	206,520	202,891	146,544	102,255	27,721	7,391	—	693,322

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	5,778	5,778
Pass	—	—	—	—	—	—	1,602,781	1,602,781
Substandard	—	—	—	—	—	—	488	488
Total SBLOC/IBLOC	—	—	—	—	—	—	1,609,047	1,609,047

Advisor financing
Pass	50,105	72,124	73,876	49,698	17,791	12,881	—	276,475
Special mention	—	—	—	990	8,066	—	—	9,056
Total advisor financing	50,105	72,124	73,876	50,688	25,857	12,881	—	285,531

Real estate bridge loans
Pass	337,198	448,195	355,040	616,742	189,212	—	—	1,946,387
Special mention(1)	—	—	—	45,520	9,576	—	—	55,096
Substandard(1)	—	42,735	—	48,147	39,324	—	—	130,206
Total real estate bridge loans	337,198	490,930	355,040	710,409	238,112	—	—	2,131,689

Consumer fintech
Non-rated	103,612	—	—	—	—	—	680,270	783,882
Substandard	1,163	—	—	—	—	—	—	1,163
Total consumer fintech	104,775	—	—	—	—	—	680,270	785,045

Other loans
Non-rated	1,822	—	—	—	—	6,977	—	8,799
Pass	56,933	66,260	161	253	345	37,584	1,127	162,663
Special mention	—	—	—	—	—	198	—	198
Total other loans(2)	58,755	66,260	161	253	345	44,759	1,127	171,660

Total	$900,800	$1,044,862	$746,027	$1,013,458	$398,180	$262,421	$2,290,444	$6,656,192

Unamortized loan fees and costs								16,445
Total								$6,672,637

(1) For the special mention and substandard real estate bridge loans, appraisals performed within the past twelve months reflect a respective weighted average “as is” LTV of 77% and a further estimated 68% “as stabilized” LTV. “As stabilized” LTVs represent additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The substandard real estate bridge loans shown in 2024 reflected loans to new borrowers with greater financial capacity, with their original financing in the 2021 and 2022 vintages.

(2) Included in Other loans are $7.2 million of SBA loans purchased for Community Reinvestment Act (“CRA”) purposes as of September 30, 2025. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$46,766	$74,772	$27,794	$18,103	$5,321	$5,353	$—	$178,109
Special mention	—	—	—	—	—	130	—	130
Substandard	—	2,437	2,480	1,234	573	1,097	—	7,821
Total SBL non-real estate	46,766	77,209	30,274	19,337	5,894	6,580	—	186,060

SBL commercial mortgage
Pass	140,314	84,538	130,233	84,026	58,524	140,165	—	637,800
Special mention	—	—	528	1,104	—	7,690	—	9,322
Substandard	—	—	1,380	4,942	163	4,104	—	10,589
Total SBL commercial mortgage	140,314	84,538	132,141	90,072	58,687	151,959	—	657,711

SBL construction
Pass	12,392	13,846	2,899	3,609	—	—	—	32,746
Substandard	—	—	—	1,229	—	710	—	1,939
Total SBL construction	12,392	13,846	2,899	4,838	—	710	—	34,685

Direct lease financing
Non-rated	5,184	—	—	—	—	—	—	5,184
Pass	271,791	193,663	136,601	45,594	15,846	4,269	—	667,764
Special mention	1,866	2,294	2,618	1,783	73	83	—	8,717
Substandard	3,892	6,657	6,462	1,733	92	52	—	18,888
Total direct lease financing	282,733	202,614	145,681	49,110	16,011	4,404	—	700,553

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	3,466	3,466
Pass	—	—	—	—	—	—	1,559,614	1,559,614
Substandard	—	—	—	—	—	—	938	938
Total SBLOC/IBLOC	—	—	—	—	—	—	1,564,018	1,564,018

Advisor financing
Pass	84,414	84,908	54,064	22,560	18,588	—	—	264,534
Special mention	—	—	1,021	8,341	—	—	—	9,362
Total advisor financing	84,414	84,908	55,085	30,901	18,588	—	—	273,896

Real estate bridge loans
Pass	432,609	418,326	761,331	278,031	—	—	—	1,890,297
Special mention(1)	16,913	—	36,318	31,153	—	—	—	84,384
Substandard(1)	54,485	—	55,947	23,928	—	—	—	134,360
Total real estate bridge loans	504,007	418,326	853,596	333,112	—	—	—	2,109,041

Consumer fintech
Non-rated	18,119	—	—	—	—	—	436,025	454,144
Substandard	—	—	—	—	—	—	213	213
Total consumer fintech	18,119	—	—	—	—	—	436,238	454,357

Other loans
Non-rated	1,187	—	—	—	—	10,394	—	11,581
Pass	66,267	163	256	351	2,606	37,133	1,381	108,157
Special mention	—	—	—	—	—	232	—	232
Substandard	—	—	—	—	—	—	—	—
Total other loans(2)	67,454	163	256	351	2,606	47,759	1,381	119,970

Total	$1,156,199	$881,604	$1,219,932	$527,721	$101,786	$211,412	$2,001,637	$6,100,291

Unamortized loan fees and costs								13,337
Total								$6,113,628

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

In the above tables, the special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability. A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources. These classifications are used both by regulators and peers, as they have been correlated with an increased probability of credit losses.

The Company’s estimate of credit loss for each portfolio segment includes consideration of different portfolio segments and qualitative factors, as follows.

SBL. Substantially all SBLs consist of SBA loans. The Bank participates in loan programs established by the SBA, including the 7(a) Loan Guarantee Program (the “7(a) Program”), and the 504 Fixed Asset Financing Program (the “504 Program”). The 7(a) Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short-term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Program includes the financing of real estate and commercial mortgages. The Company segments the SBL portfolio into four pools: non-real estate, commercial mortgage and construction to capture the risk characteristics of each pool, and the PPP loans. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

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

Consumer fintech loans. Consumer fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers. The majority of secured credit card balances are collateralized with deposits at the Bank, with related income statement impact reflected both in a lower cost of funds and fee income. At September 30, 2025 consumer fintech loans included $416.0 million of secured credit card accounts, which are backed dollar for dollar by cash collateral by each individual cardholder and are required to be repaid in-full monthly. The remaining consumer fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturities from 30 to 365 days. The Company has an agreement with a third party to originate and service consumer fintech loans, which includes a credit enhancement through which the third party guarantees of losses on such consumer fintech loans. The Company recognizes an estimate of loss on this portfolio through its allowance for credit loss on its fintech loans on its balance sheet, with provision for credit losses on consumer fintech loans recognized on the Statement of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on its’ Balance sheet and non-interest income — consumer fintech loan credit enhancement on the Statement of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our income statement. The Company has recognized a credit enhancement asset of $29.3 million and $12.9 million on its balance sheets as of September 30, 2025 and December 31, 2024, respectively related to the estimated recovery of its realized losses on consumer fintech loans. All fintech loans are covered by credit enhancement agreements as of September 30, 2025.

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

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (in thousands):

	September 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853
Charge-offs(1)	(546)	—	—	(4,416)	—	—	—	(142,062)	(924)	—	(147,948)
Recoveries	73	—	—	575	—	—	—	29,580	5	—	30,233
Provision (credit)(1)	1,427	(231)	167	6,352	(171)	87	(509)	128,891	1,001	—	137,014
Ending balance	$5,926	$2,972	$509	$15,636	$1,024	$2,141	$6,094	$29,318	$532	$—	$64,152

Allowance:
Individually evaluated	$726	$684	$251	$3,206	$219	$—	$—	$—	$—	$—	$5,086
Collectively evaluated	5,200	2,288	258	12,430	805	2,141	6,094	29,318	532	—	59,066
Total allowance	$5,926	$2,972	$509	$15,636	$1,024	$2,141	$6,094	$29,318	$532	$—	$64,152

Loans:
Individually evaluated	$7,169	$16,178	$2,917	$5,896	$446	$—	$36,677	$—	$359	$—	$69,642
Collectively evaluated	215,764	713,442	31,601	687,426	1,608,601	285,531	2,095,012	785,045	164,128	16,445	6,602,995
Total loans, net of deferred loan fees and costs	$222,933	$729,620	$34,518	$693,322	$1,609,047	$285,531	$2,131,689	$785,045	$164,487	$16,445	$6,672,637

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $128.9 million provision for credit losses and a correlated amount of increases to the credit enhancement asset in non-interest income, resulting in no impact to net income.

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs(1)	(708)	—	—	(4,575)	—	—	—	(19,619)	(18)	—	(24,920)
Recoveries	229	—	—	318	—	—	—	1,877	1	—	2,425
Provision (credit)(1)	(608)	383	57	6,928	382	392	1,863	30,651	(78)	—	39,970
Ending balance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853

Allowance:
Individually evaluated	$403	$1,039	$118	$2,377	$413	$—	$—	$—	$—	$—	$4,350
Collectively evaluated	4,569	2,164	224	10,748	782	2,054	6,603	12,909	450	—	40,503
Total allowance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853

Loans:
Individually evaluated	$2,693	$4,885	$1,585	$6,026	$503	$—	$12,300	$—	$219	$—	$28,211
Collectively evaluated	187,629	657,206	33,100	694,527	1,563,515	273,896	2,096,741	454,357	111,109	13,337	6,085,417
Total loans, net of deferred loan fees and costs	$190,322	$662,091	$34,685	$700,553	$1,564,018	$273,896	$2,109,041	$454,357	$111,328	$13,337	$6,113,628

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $30.7 million provision for credit losses and a correlated amount of increases to the credit enhancement asset in non-interest income, resulting in no impact to net income.

	September 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs	(431)	—	—	(3,625)	—	—	—	—	(16)	—	(4,072)
Recoveries	102	—	—	279	—	—	—	—	1	—	382
Provision (credit)	(757)	252	26	5,404	(41)	201	2,387	—	(156)	—	7,316
Ending balance	$4,973	$3,072	$311	$12,512	$772	$1,863	$7,127	$—	$374	$—	$31,004

Allowance:
Individually evaluated	$585	$931	$117	$1,867	$—	$—	$—	$—	$—	$—	$3,500
Collectively evaluated	4,388	2,141	194	10,645	772	1,863	7,127	—	374	—	27,504
Total allowance	$4,973	$3,072	$311	$12,512	$772	$1,863	$7,127	$—	$374	$—	$31,004

Loans:
Individually evaluated	$3,113	$4,898	$1,585	$3,919	$—	$—	$12,300	$—	$222	$—	$26,037
Collectively evaluated	176,802	660,710	28,573	707,917	1,543,215	248,422	2,177,461	280,092	46,364	11,023	5,880,579
Total loans, net of deferred loan fees and costs	$179,915	$665,608	$30,158	$711,836	$1,543,215	$248,422	$2,189,761	$280,092	$46,586	$11,023	$5,906,616

A summary of the Company’s net charge-offs for the nine months ended September 30, 2025 and year ended December 31, 2024, classified by portfolio segment and year of origination are as follows (dollars in thousands):

	Nine months ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Charge-offs	$—	$—	$—	$(192)	$—	$(354)	$—	$(546)
Recoveries	—	14	—	12	—	47	—	73
Net charge-offs	—	14	—	(180)	—	(307)	—	(473)

Direct lease financing
Charge-offs	—	(248)	(2,231)	(1,540)	(383)	(14)	—	(4,416)
Recoveries	—	—	106	355	114	—	—	575
Net charge-offs	—	(248)	(2,125)	(1,185)	(269)	(14)	—	(3,841)

Consumer fintech
Charge-offs	(3,276)	(2,263)	—	—	—	—	(136,523)	(142,062)
Recoveries	145	274	—	—	—	—	29,161	29,580
Net charge-offs	(3,131)	(1,989)	—	—	—	—	(107,362)	(112,482)

Other loans
Charge-offs	—	—	—	—	—	(924)	—	(924)
Recoveries	—	—	—	—	—	—	5	5
Net charge-offs	—	—	—	—	—	(924)	5	(919)

Total
Charge-offs	(3,276)	(2,511)	(2,231)	(1,732)	(383)	(1,292)	(136,523)	(147,948)
Recoveries	145	288	106	367	114	47	29,166	30,233
Net charge-offs	$(3,131)	$(2,223)	$(2,125)	$(1,365)	$(269)	$(1,245)	$(107,357)	$(117,715)

	Year ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$—	$(708)
Recoveries	—	7	—	7	63	152	—	229
Net charge-offs	(14)	(46)	(149)	(94)	(257)	81	—	(479)

Direct lease financing
Charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	—	(4,575)
Recoveries	—	39	177	85	8	9	—	318
Net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	—	(4,257)

Consumer fintech
Charge-offs	—	—	—	—	—	—	(19,619)	(19,619)
Recoveries	—	—	—	—	—	—	1,877	1,877
Net charge-offs	—	—	—	—	—	—	(17,742)	(17,742)

Other loans
Charge-offs	—	(6)	—	—	—	(12)	—	(18)
Recoveries	—	—	—	—	—	1	—	1
Net charge-offs	—	(6)	—	—	—	(11)	—	(17)

Total
Charge-offs	(17)	(803)	(2,888)	(1,116)	(381)	(96)	(19,619)	(24,920)
Recoveries	—	46	177	92	71	162	1,877	2,425
Net charge-offs	$(17)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$(17,742)	$(22,495)

Direct lease financing

The scheduled maturities of the direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, are as follows (dollars in thousands):

Remaining 2025	$90,978
2026	189,702
2027	149,460
2028	79,542
2029	40,423
2030 and thereafter	14,596
Total undiscounted cash flows	564,701
Residual value(1)	221,083
Difference between undiscounted cash flows and discounted cash flows	(92,462)
Present value of lease payments recorded as lease receivables	$693,322

(1) Of the total residual value, $45.1 million is not guaranteed by the lessee or other guarantors.

Off-Balance Sheet Exposure

In addition to estimating credit loss for outstanding loans, the Company estimates expected credit losses over the entire period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate of loss for unfunded loan commitments relates to our off-balance sheet credit exposure, and is adjusted through the provision for unfunded commitments. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the reserve on such exposures as of September 30, 2025 and as of December 31, 2024 was $1.3 million and $2.0 million, respectively, and is recognized within Other liabilities in the Consolidated Balance Sheets.

Note 7. Debt

The Company’s debt and borrowing arrangements consist of:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)

Short-term borrowings	$200,000	$—

Senior debt:
Senior notes due 2025	$—	$100,000
Senior notes due 2030	200,000	—
Repurchased notes	—	(3,579)
Debt issuance costs	(3,948)	(207)
Senior debt, net	$196,052	$96,214

Subordinated debentures	$13,401	$13,401
Other long-term borrowings	$13,806	$14,081

Assets pledged as collateral that are not available to pay the Company’s general obligations as of September 30, 2025 consisted of $4.72 billion of loans held for investment at amortized cost. Those loans were pledged for the short-term-borrowing agreements. The Company had no securities pledged at September 30, 2025, and December 31, 2024.

Short-term borrowings

The Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. As of September 30, 2025, based on the amount of loans pledged, as outlined above, total capacity was $2.98 billion, there was $200.0 million borrowed and $2.78 billion available capacity.

Senior Debt

On August 18, 2025, the Company completed the offering and sale of $200.0 million aggregate principal of 7.375% Senior Notes due 2030 (the “2030 Senior Notes”). The notes mature on September 1, 2030, and interest is payable semi-annually in arrears on March 1 and September 1 each year. The notes are redeemable in whole or in part beginning on or after the 30th day prior to the maturity date. The 2030 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank in equal priority with all of the

Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all the Company’s existing and future subordinated indebtedness.

In August 2025, the Company used the proceeds of this issuance to repay at maturity the outstanding principal of the 4.75% Senior Notes due 2025 (the “2025 Senior Notes”). The remainder of the net proceeds may be used to fund the Company’s share repurchase program and for general corporate purposes.

Note 8. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of September 30, 2025 and December 31, 2024, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At September 30, 2025, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $5.5 million at September 30, 2025 and $6.9 million at December 31, 2024.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company did not pay Duane Morris LLP for legal services for the nine months ended September 30, 2025. The Company paid Duane Morris LLP $4,800 for legal services for the nine months ended September 30, 2024.

Note 9. Fair Value Measurements

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

Recurring Measurements

Investment securities, available for sale, at fair value. The estimated Level 2 fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment security fair values are based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date. For the nine months ended September 30, 2025 and 2024, there were no transfers between the three levels.

Commercial loans, at fair value are comprised primarily of commercial real estate bridge loans and SBA loans which had been originated for sale or securitization in the secondary market, and which are now being held on the balance sheet. Commercial real estate bridge loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually.

Credit enhancement asset has a carrying value that approximates fair value.

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$25,305	$—	$25,305	$—
Asset-backed securities	182,403	—	182,403	—
Obligations of states and political subdivisions	32,753	—	32,753	—
Residential mortgage-backed securities	412,927	—	412,927	—
Collateralized mortgage obligation securities	18,916	—	18,916	—
Commercial mortgage-backed securities	711,952	—	711,952	—
Total investment securities, available-for-sale	1,384,256	—	1,384,256	—
Commercial loans, at fair value	142,658	—	—	142,658
Credit enhancement asset	29,318	—	29,318	—
	$1,556,232	$—	$1,413,574	$142,658

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale
U.S. Government agency securities	$29,962	$—	$29,962	$—
Asset-backed securities	214,499	—	214,499	—
Obligations of states and political subdivisions	35,620	—	35,620	—
Residential mortgage-backed securities	433,419	—	433,419	—
Collateralized mortgage obligation securities	26,152	—	26,152	—
Commercial mortgage-backed securities	763,208	—	759,746	3,462
Total investment securities, available-for-sale	1,502,860	—	1,499,398	3,462
Commercial loans, at fair value	223,115	—	—	223,115
Credit enhancement asset	12,909	—	12,909	—
	$1,738,884	$—	$1,512,307	$226,577

Activity in Level 3 instruments is summarized below (dollars in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment		Commercial loans,
	securities		at fair value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Beginning balance	$3,462	$12,071	$223,115	$332,766
Transfers to OREO	—	—	—	(2,863)
Total net (losses) or gains (realized/unrealized)
Included in earnings(1)	—	—	1,710	3,016
Included in other comprehensive (loss) income	—	503	—	—
Purchases, advances, sales and settlements
Advances	—	—	3,338	—
Settlements	(3,462)	(9,112)	(85,505)	(109,804)
Ending balance	$—	$3,462	$142,658	$223,115

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(683)

(1) For commercial loans at fair value, gains or losses are recognized in Non-interest income—Net realized and unrealized gains on commercial loans, at fair value in the Consolidated Statement of Operations

Information related to the valuation of Level 3 instruments is as follows (dollars in thousands):

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	September 30, 2025	Valuation techniques	Unobservable inputs	September 30, 2025	September 30, 2025
Commercial loans, at fair value:
Commercial - SBA	$71,829	Discounted cash flow	Discount rate	6.06%	6.06%
Non-SBA commercial real estate	70,829	Discounted cash flow and appraisal	Discount rate	6.50%-9.19%	6.98%
	$142,658

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	December 31, 2024	Valuation techniques	Unobservable inputs	December 31, 2024	December 31, 2024
Investment securities:
Commercial mortgage-backed investment security	$3,462	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial loans, at fair value:
Commercial - SBA	$89,902	Discounted cash flow	Discount rate	6.77%	6.77%
Non-SBA commercial real estate	133,213	Discounted cash flow and appraisal	Discount rate	6.80%-11.50%	8.77%
	$223,115

The valuations for each of the instruments above, as of the balance sheet date, are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the income statement. Changes in the fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans recorded at amortized cost which are unrelated to credit are a disclosure item, without impact on the financial statements. Further discussion of the September 30, 2025 measurements follows:

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

Non-SBA commercial real estate loans are primarily bridge loans designed to provide property owners time and funding for property improvements. They are fair valued by a third party, based upon discounting at market rates for similar loans. Discount rates used in applying discounted cash flow analysis utilize input based upon loan terms, the general level of interest rates and the quality of the credit. Deterioration in loan performance or other credit weaknesses could result in fair value ranges which would be dependent upon potential buyers’ tolerance for such weaknesses and are difficult to estimate.

Non-Recurring Measurements

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Loans, net:
Collateral dependent loans with specific reserves	$9,686	$—	$—	$9,686
Other real estate owned	61,974	—	—	61,974
	$71,660	$—	$—	$71,660

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs(1)
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Loans, net:
Collateral dependent loans with specific reserves	$6,587	$—	$—	$6,587
Other real estate owned	62,025	—	—	62,025
	$68,612	$—	$—	$68,612

Loans recorded at amortized cost that are in non-accrual status are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current.

At September 30, 2025, the Company’s basis in the non-accrual loans, or the loan principal of $14.8 million was reduced by specific reserves of $5.1 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

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

The Company’s year-to-date OREO activity is summarized below (dollars in thousands) as of the dates indicated:

	September 30, 2025	December 31, 2024
Beginning balance	$62,025	$16,949
Transfer from loans, net	2,401	42,120
Total realized net gains included in earnings: Non-interest expense – other(1)	594	—
Transfer from commercial loans, at fair value	—	2,863
Advances	1,880	1,695
Sales	(4,926)	(1,602)
Ending balance	$61,974	$62,025

(1) Recognized in Non-interest expense - Other in the Condensed Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

The Company determines estimates of fair value for other financial instruments for disclosure purposes only, as follows:

Carrying value of certain instruments approximates fair value, due to the short-term or highly liquid nature of such instruments, including cash and cash equivalents, stock in Federal Reserve, FHLB and Atlantic Central Bankers Bank (“ACBB”), accrued interest receivable, demand and interest checking, savings and money market, and other liabilities - accrued interest payable.

Loans, net have an estimated fair value using the present value of future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Other long-term borrowings resulting from sold loans which did not qualify for true sale accounting are presented in the amount of the principal of such loans.

The following tables provide information regarding carrying amounts and estimated fair values of all the Company’s financial instruments (dollars in thousands) as of the dates indicated:

	September 30, 2025
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
ASSETS:
Investment securities, available-for-sale	$1,384,256	$1,384,256	$—	$1,384,256	$—
Federal Reserve, FHLB and ACBB stock	25,250	25,250	—	—	25,250
Commercial loans, at fair value	142,658	142,658	—	—	142,658
Loans, net of deferred loan fees and costs	6,672,637	6,655,359	—	—	6,655,359
Accrued interest receivable	43,831	43,831	—	43,831	—
Credit enhancement asset	29,318	29,318	—	29,318	—
LIABILITIES:
Deposits
Demand and interest checking	7,254,896	7,254,896	—	7,254,896	—
Savings and money market	75,901	75,901	—	75,901	—
Short-term borrowings	200,000	200,000	—	200,000	—
Senior debt	196,052	205,922	—	205,922	—
Subordinated debentures	13,401	11,075	—	—	11,075
Other long-term borrowings	13,806	13,806	—	13,806	—
Other liabilities:
Accrued interest payable	2,845	2,845	—	2,845	—

	December 31, 2024
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
ASSETS:
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Federal Reserve, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
Accrued interest receivable	41,713	41,713	—	41,713	—
Credit enhancement asset	12,909	12,909	—	12,909	—
LIABILITIES:
Deposits
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Other liabilities:
Accrued interest payable	2,612	2,612	—	2,612	—

Note 10. Other Identifiable Intangible Assets

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten-year period. Remaining amortization is $199,000 to be recognized over the next six months. The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2025, and December 31, 2024, respectively, the accumulated amortization expense was $3.2 million and $3.0 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve-year period and accumulated amortization expense was $330,000 at September 30, 2025 and $287,000 at December 31, 2024. Amortization expense is $57,000 per year ($287,000 over the next five years). The gross carrying value and accumulated amortization related to the Company’s intangibles at September 30, 2025 and December 31, 2024 are presented below:

	September 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,536	$4,093	$3,237
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,536	$4,491	$3,237

Note 11. Shareholders’ Equity

As a means of returning capital to shareholders, the Company implemented the stock repurchase programs described below. Under the repurchase programs, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase programs may be modified or terminated at any time.

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

2024 Repurchase Program

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company repurchased $250.0 million in value of the Company’s common stock in 2024.

2025 Repurchase Program

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. On July 7, 2025, the Board authorized the increase of the capacity of the Company’s existing share repurchase program for the third and fourth quarters of 2025 to $300.0 million and $200.0 million for 2026 (the “Repurchase Plan”). This increase cumulatively represents up to $500.0 million in share repurchases through year-end 2026.

During the three and nine months ended September 30, 2025, the Company repurchased 2,034,053 and 3,472,396 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $73.74 per share and $64.80 per share, respectively.

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

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2025
The Bancorp, Inc.	8.74%	12.99%	14.09%	12.99%
The Bancorp Bank, National Association	9.85%	14.66%	15.77%	14.66%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 13. Legal

The Delaware FCRA Matter. On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims and Reporting Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but that motion to dismiss was denied and the parties were engaged in the first phase of discovery. On March 25, 2025, the State of Delaware filed a motion to dismiss the lawsuit without prejudice, purportedly due to a related administrative proceeding commenced by or on behalf of the State of Delaware Office of Unclaimed Property. Briefing on the State of Delaware’s motion to dismiss without prejudice has been completed and the first phase of discovery is stayed pending a decision on that motion to dismiss. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Cachet Matter. On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arises from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleged eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a first amended complaint wherein Cachet, among other things, withdrew its implied indemnity claim against the Bank and added several defendants unaffiliated with the Bank and causes of action related to those parties. On September 28, 2022, the Bank filed a partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims against the

Bank. On September 12, 2024, the Bank’s partial motion to dismiss, seeking to dispose of the majority of Cachet’s claims, was denied on procedural grounds and without reaching the issues the Bank raised in its partial motion to dismiss. On October 31, 2024, Cachet filed its second amended complaint, which as it relates to the Bank, is substantially similar to the first amended complaint; however, the second amended complaint seeks only “damages in amount to be proven at trial”, whereas the first amended complaint sought “damages in amount to be proven but in no event less than $150 million.” The Bank is vigorously defending against the second amended complaint. In furtherance of such a defense, on December 17, 2024, the Bank filed its partial motion to dismiss the second amended complaint, which was granted in part and denied in part on May 2, 2025. Specifically, Cachet’s negligence claim, conversion claim, and accounting claim were dismissed with prejudice. On July 10, 2025, the Bank answered the second amended complaint. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

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

The City Attorney of San Francisco Matter. On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California (the “California Superior Court”) captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair, or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the California Superior Court. TBBK Card is vigorously defending against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of the summons as to TBBK Card for lack of personal jurisdiction. On April 22, 2025, the California Superior Court issued an order denying TBBK Card’s motion to quash service of the summons and also denying the other defendants’ motions to quash service of the summons. On May 6, 2025, TBBK Card filed its petition for writ of mandate in the Court of Appeal, First Appellate District, Division One of the State of California (the “California First Appellate District”) in order to appeal the California Superior Court’s decision to deny the motion to quash the summons. On August 5, 2025, the California First Appellate District denied TBBK Card’s petition for writ of mandate and the other defendants’ writs of mandate were subsequently denied. On August 15, 2025, TBBK Card filed a petition for review with the California Supreme Court regarding the California First Appellate District’s denial of its writ of mandate. As of September 30, 2025, briefing on the petition for review had been completed and a decision remained pending. Unlike the petition for the writ of mandate, the petition for review does not stay the proceedings in the California Superior Court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

The Oxygen Matter. On November 25, 2024, the Bank commenced arbitration through the American Arbitration Association seeking approximately $1.808 million from Oxygen, Inc. (“Oxygen”) owed under the Private Label Account Program Agreement related to unpaid invoices and indemnification obligations owed by Oxygen. On January 13, 2025, Oxygen answered the Bank’s arbitration demand, generally denying the allegations made by the Bank, and filed its Counterclaim against the Bank. The Counterclaim alleges (i) that the termination of the Private Label Account Program Agreement was pretextual, (ii) the Bank breached its notification obligations in terminating the Private Label Account Program Agreement, (iii) the Bank breached the implied covenant of good faith and fair dealing, and (iv) conversion of $1.2 million by the Bank. The ad damnum clause of the Counterclaim also seeks compensatory damages in an amount not less than $40 million. The Bank believes it has meritorious defenses and intends to vigorously defend against the Counterclaim. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

The Putative Securities Class Action Matter. On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made false statements and omissions about the Company’s business, prospects, and operations, with a focus on the Company’s commercial real estate bridge loan portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. On September 29, 2025, the court appointed Southeastern Pennsylvania Transportation Authority as lead plaintiff; the case is now captioned Southeastern Pennsylvania Transportation Authority v. The Bancorp, Inc. The Company intends to vigorously defend against the allegations in the complaint. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The OREO Escrow Dispute. As previously disclosed in prior filed current reports of Form 8-K, the majority of the Bank’s “Other Real Estate Owned” property is comprised of an apartment complex. The underlying balance for this property is $43.0 million as of September 30, 2025. As previously disclosed, the property was under an agreement of sale. On June 24, 2025, the relevant Bank subsidiary, TBB Crescent Park Drive, LLC (“TBB Crescent”), terminated the agreement of sale for the property and demanded the escrow agent release to TBB Crescent all earnest money deposits received to date, totaling $3.0 million. On June 26, 2025, the purchaser objected to the release of the earnest money deposits. On July 11, 2025, TBB Crescent filed a complaint in the U.S. District Court for the Southern District of Texas seeking a declaratory judgment that it is the party entitled to the earnest money deposits. On September 5, 2025, the purchaser filed its answer and counterclaim against TBB Crescent seeking, among other things, specific performance of the agreement of sale along with alleged actual, consequential, and exemplary damages. On September 30, 2025, the parties entered into a Settlement Agreement and Mutual Release, whereby TBB Crescent would receive approximately $2.3 million of the earnest money deposits. TBB Crescent subsequently received the approximately $2.3 million of the earnest money deposits and the case was dismissed with prejudice on October 20, 2025.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company’s operations can be classified under three segments: fintech, specialty finance (three sub-segments) and corporate. The chief operating decision maker for these segments is the Chief Executive Officer. The fintech segment includes the deposit balances and non-interest income generated by prepaid, debit and other card accessed accounts, ACH processing and other payments-related processing. It also includes loan balances and interest and non-interest income from credit products generated through payment relationships. Specialty finance includes: (i) REBL comprised primarily of apartment building rehabilitation loans (ii) institutional banking comprised primarily of security-backed lines of credit, cash value insurance policy-backed lines of credit and advisor financing and (iii) commercial loans comprised primarily of SBA loans and direct lease financing. It also includes deposits generated by those business lines. Corporate includes the Company’s investment securities, corporate overhead and expenses which have not been allocated to segments. Expenses not allocated include certain management, board oversight, administrative, legal, IT and technology infrastructure, human resources, audit, regulatory and CRA, finance and accounting, marketing and other corporate expenses.

In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income before non-interest expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. It also reflects a market-based allocation of interest expense to financing segments which utilizes funding from deposits generated by the fintech segment, which earns offsetting interest income. That allocation is shown in the “Interest allocation” line item. The rate utilized for the allocation corresponds to an estimated average of the three year FHLB rate. The fintech segment interest expense line item consists of interest expense actually incurred to generate its deposits, which is the Company’s actual cost of funds. That actual cost is allocated to the corporate segment which requires funding for the Company’s investment securities portfolio.

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

For the fintech segment, deposit growth and the cost thereof and non-interest income growth, are factors in the decision-making process and are respectively reported in the consolidated statements of operations. For specialty finance, loan growth and related yields are factors in decision making. Comparative loan balance information measuring loan growth is presented in “Note 6. Loans.” In addition to consideration of the above profitability and growth aspects of its operations, decision making is focused on the management of current and future potential risks. Such risks include, but are not limited to, credit, interest rate, liquidity, regulatory, and reputation. The loan committee provides support and oversight for credit risk, while the asset liability committee provides support and oversight over pricing, duration and liquidity. The risk committee provides further oversight over those areas in addition to regulatory, reputation and other risks.

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the three months ended September 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$1,075	$48,299	$30,530	$34,247	$22,243	$136,394
Interest allocation	60,098	(22,417)	(16,361)	(16,698)	(4,622)	—
Interest expense	37,662	—	873	10	3,652	42,197
Net interest income	23,511	25,882	13,296	17,539	13,969	94,197
Provision for credit losses(1)	39,790	(555)	116	5,710	(7)	45,054
Non-interest income(1)	74,901	1,763	(3)	1,574	2,181	80,416
Direct non-interest expense
Salaries and employee benefits	4,577	1,210	2,419	4,862	24,282	37,350
Data processing expense	389	45	532	2	291	1,259
Software	147	28	695	303	3,867	5,040
Other	2,313	1,308	373	1,463	7,298	12,755
Income before non-interest expense allocations	51,196	25,609	9,158	6,773	(19,581)	73,155
Non-interest expense allocations
Risk, financial crimes, and compliance	7,315	591	812	1,331	(10,049)	—
Information technology and operations	3,788	214	1,546	2,099	(7,647)	—
Other allocated expenses	4,154	866	1,764	2,033	(8,817)	—
Total non-interest expense allocations	15,257	1,671	4,122	5,463	(26,513)	—
Income before taxes	35,939	23,938	5,036	1,310	6,932	73,155
Income tax expense	8,955	5,965	1,255	326	1,727	18,228
Net income	$26,984	$17,973	$3,781	$984	$5,205	$54,927

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $39.8 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the three months ended September 30, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$32	$51,994	$30,765	$32,278	$24,611	$139,680
Interest allocation	61,532	(23,193)	(16,223)	(16,521)	(5,595)	—
Interest expense	40,932	—	906	14	4,096	45,948
Net interest income	20,632	28,801	13,636	15,743	14,920	93,732
Provision for credit losses	—	2,245	93	1,218	(1)	3,555
Non-interest income	29,431	782	214	1,656	25	32,108
Direct non-interest expense
Salaries and employee benefits	3,803	921	2,195	4,819	22,083	33,821
Data processing expense	388	43	576	2	399	1,408
Software	122	26	741	435	3,237	4,561
Other	2,318	1,062	538	1,905	7,642	13,465
Income before non-interest expense allocations	43,432	25,286	9,707	9,020	(18,415)	69,030
Non-interest expense allocations
Risk, financial crimes, and compliance	6,719	536	748	1,215	(9,218)	—
Information technology and operations	3,420	191	1,498	1,876	(6,985)	—
Other allocated expenses	4,000	752	1,656	1,793	(8,201)	—
Total non-interest expense allocations	14,139	1,479	3,902	4,884	(24,404)	—
Income before taxes	29,293	23,807	5,805	4,136	5,989	69,030
Income tax expense	7,432	6,040	1,473	1,049	1,519	17,513
Net income	$21,861	$17,767	$4,332	$3,087	$4,470	$51,517

	For the nine months ended September 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$1,801	$145,074	$87,611	$99,144	$85,714	$419,344
Interest allocation	198,101	(70,264)	(49,681)	(51,361)	(26,795)	—
Interest expense	123,219	—	3,404	30	9,259	135,912
Net interest income	76,683	74,810	34,526	47,753	49,660	283,432
Provision for credit losses(1)	128,891	(363)	(98)	7,899	(59)	136,270
Non-interest income(1)	234,150	4,566	350	6,359	2,376	247,801
Direct non-interest expense
Salaries and employee benefits	13,307	3,585	7,764	14,841	68,656	108,153
Data processing expense	1,011	127	1,521	6	1,026	3,691
Software	454	81	2,178	1,282	11,202	15,197
Other	7,912	4,117	967	5,722	21,162	39,880
Income before non-interest expense allocations	159,258	71,829	22,544	24,362	(49,951)	228,042
Non-interest expense allocations
Risk, financial crimes, and compliance	21,845	1,771	2,439	3,993	(30,048)	—
Information technology and operations	10,906	604	4,597	6,211	(22,318)	—
Other allocated expenses	12,332	2,523	5,208	5,917	(25,980)	—
Total non-interest expense allocations	45,083	4,898	12,244	16,121	(78,346)	—
Income before taxes	114,175	66,931	10,300	8,241	28,395	228,042
Income tax expense	28,098	16,472	2,535	2,028	6,988	56,121
Net income	$86,077	$50,459	$7,765	$6,213	$21,407	$171,921

(1) Lending agreements related to consumer fintech loans resulted in the Company recording a $128.9 million provision for credit losses and a correlated amount in non-interest income resulting in no impact to net income.

	For the nine months ended September 30, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$33	$157,010	$91,987	$92,316	$71,442	$412,788
Interest allocation	196,251	(73,570)	(53,111)	(52,499)	(17,071)	—
Interest expense	117,884	—	2,607	25	10,327	130,843
Net interest income	78,400	83,440	36,269	39,792	44,044	281,945
Provision for credit losses	—	2,555	166	4,427	(172)	6,976
Non-interest income	84,639	2,646	214	4,251	462	92,212
Direct non-interest expense
Salaries and employee benefits	11,433	2,917	6,784	13,653	63,177	97,964
Data processing expense	1,155	125	1,771	5	1,196	4,252
Software	364	78	2,253	1,343	9,649	13,687
Other	6,728	2,601	1,663	5,836	18,682	35,510
Income before non-interest expense allocations	143,359	77,810	23,846	18,779	(48,026)	215,768
Non-interest expense allocations
Risk, financial crimes, and compliance	20,150	1,621	2,248	3,665	(27,684)	—
Information technology and operations	10,151	539	4,449	5,533	(20,672)	—
Other allocated expenses	11,830	2,244	4,904	5,266	(24,244)	—
Total non-interest expense allocations	42,131	4,404	11,601	14,464	(72,600)	—
Income before taxes	101,228	73,406	12,245	4,315	24,574	215,768
Income tax expense	25,398	18,418	3,072	1,083	6,165	54,136
Net income	$75,830	$54,988	$9,173	$3,232	$18,409	$161,632

	September 30, 2025
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$868,743	$2,321,195	$1,911,790	$1,751,295	$1,746,401	$8,599,424
Total liabilities	$6,994,532	$1,637	$186,447	$6,763	$631,883	$7,821,262

	December 31, 2024
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$518,371	$2,300,817	$1,855,016	$1,676,241	$2,377,098	$8,727,543
Total liabilities	$6,885,456	$2,116	$434,283	$8,309	$607,596	$7,937,760

Note 15. Subsequent Events

The Company evaluated its September 30, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Form 10-K, as amended, for the fiscal year ended 2024 (the “2024 Form 10-K, as amended”) and the unaudited interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

MD&A is organized in the following sections:

•Overview

•Executive Summary

•Results of Operations

•Liquidity and Capital Resources

•Financial Condition

•Off-Balance Sheet Arrangements

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, statements regarding The Bancorp’s business, that are not historical facts, are “forward-looking statements.” These statements may be identified by the use of forward-looking terminology, including, but not limited to the words “intend,” “may,” “believe,” “will,” “expect,” “look,” “anticipate,” “plan,” “estimate,” “continue,” or similar words. Forward-looking statements include but are not limited to, statements regarding our annual fiscal 2025 results, profitability, and increased volumes, and relate to our current assumptions, projections, and expectations about our business and future events, including current expectations about important economic, political, and technological factors, among other factors, and are subject to risks and uncertainties, which could cause the actual results, events, or achievements to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that could cause results to differ from those expressed in the forward-looking statements also include, but are not limited to, the risks and uncertainties referenced or described in The Bancorp’s filings with the Securities and Exchange Commission, including the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2024 and other documents that we file from time to time with the Securities and Exchange Commission as well as the following:

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

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof and are based on information presently available to our management. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q except as required by applicable law.

Overview

The Bancorp’s balance sheet has a risk profile enhanced by the special nature of the collateral supporting its loan niches, and related underwriting. Those loan niches have contributed to increased earnings levels, even during periods in which markets have experienced various economic stresses. Real estate bridge lending is comprised of workforce housing which we consider to be working class apartments at more affordable rental rates, in selected states. We believe that underwriting requirements provide significant protection against loss, as supported by LTV ratios based on third-party appraisals. SBLOC and IBLOC loans are collateralized by marketable securities and the cash value of life insurance, respectively, while SBA loans are either SBA 7(a) loans that come with significant government-related guarantees, or SBA 504 loans that are made at 50-60% LTVs. Additional detail with respect to these loan portfolios is included in the related tables in “Financial Condition.” Also enhancing our risk profile is the substantial earnings impact of its payment businesses.

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

Executive Summary

On August 18, 2025, we completed an offering of $200.0 million aggregate principal amount of 7.375% Senior Notes due 2030. The net proceeds from the sale of the notes were utilized to repay all $100.0 million principal amount of the 4.75% note due August 2025, and the remaining proceeds may be utilized to fund our share repurchase program and for general corporate purposes.

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year which authorizes the Company to repurchase $37.5 million in value of our common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. On July 7, 2025, the Board authorized the increase of the capacity of the existing share repurchase program for the third and fourth quarters of 2025 to $300.0 million and $200.0 million for 2026. This increase cumulatively represents up to $500.0 million in share repurchases through year-end 2026.

We repurchased 2,034,053 shares of our common stock at an average cost of $73.74 per share during the quarter ended September 30, 2025, and our share repurchases for the nine months of 2025 were 3,472,396 shares at an average price of $64.80. As a result of share repurchases, outstanding shares, net of treasury shares, at September 30, 2025 amounted to 44.5 million, compared to 47.3 million shares at December 31, 2024, or a reduction of 6%.

We remain focused on growing our fintech revenues through new partnerships, products and services. Consumer fintech loans of $785.0 million as of September 30, 2025 increased 15% compared to a $680.5 million balance at June 30, 2025 and increased 180% compared to the September 30, 2024 balance of $280.1 million. Certain loan fees on consumer fintech loans are recorded as non-interest income, and totaled $4.5 million for the quarter ended September 30, 2025 compared to $1.6 million for the quarter ended September 30, 2024. In addition, as part of our strategies we will reallocate or reduce resources where appropriate. As part of those efforts, in the fourth quarter of 2025 we plan to restructure our institutional banking business to de-emphasize growth and reallocate space on our balance sheet. We expect this action will result in a $1.3 million restructuring charge in the fourth quarter of 2025 and $8.0 million in run-rate expense reductions in 2026.

Financial Highlights

Financial highlights include:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share data)
Results of Operations
Net income	$54.9	$51.5	$171.9	$161.6
Net income per share - basic	$1.20	$1.06	$3.69	$3.18
Net income per share - diluted	$1.18	$1.04	$3.64	$3.15

Our net income increased to $54.9 million for the third quarter of 2025, from $51.5 million for the third quarter of 2024. Our cost of funds decreased to 2.15% in the third quarter of 2025 from 2.54% in the third quarter of 2024. See “Asset and Liability Management” in this MD&A for further discussion of how our funding sources and loans adjust to Federal Reserve rate changes.

Fintech fees are the largest drivers of non-interest income. Such fees for the third quarter of 2025 increased $5.7 million over the comparable 2024 period.

Key Performance Indicators

We use a number of key performance indicators (“KPIs”) to measure our overall financial performance and believe they are useful to investors because they provide additional information about our underlying operational performance and trends. Those indicators include:

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Key Performance Indicators
Return on assets	2.50%	2.55%	2.54%	2.76%
Return on equity	26.60%	25.74%	29.32%	26.61%
Equity to assets (as of period end)	9.05%	10.07%	n/a	n/a
Net interest margin	4.45%	4.78%	4.32%	4.96%
Average loans and leases	$6,689	$6,023	$6,549	$5,834
Non-interest income: fintech fees	$35.1	$29.4	$105.2	$84.5

At September 30, 2025, the ratio of equity to assets was 9.05%, compared to 10.07% at September 30, 2024, primarily driven by reductions in equity from share repurchases partially offset by an increase in equity capital from retained earnings.

Net interest margin was 4.45% in the third quarter of 2025, versus 4.78% in the third quarter of 2024 reflecting the impact of Federal Reserve rate decreases beginning in September 2024.

Non-interest income—fintech fees increased to $35.1 million in the third quarter of 2025, up 19.3% from $29.4 million in the third quarter of 2024 and up 24.4% for the nine months ended September 30, 2025 compared to the comparable prior year, which reflected continued organic volume growth with existing partners and products and the impact of new products launched within the past year.

Critical Accounting Estimates

Our accounting and reporting policies conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2025, remain unchanged from those presented in the 2024 Form 10-K, as amended, under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of third quarter of 2025 to third quarter of 2024

Net Income

Net income for the third quarter of 2025 was $54.9 million, or $1.18 per diluted share, compared to $51.5 million, or $1.04 per diluted share, for the third quarter of 2024. Income before income taxes was $73.2 million in the third quarter of 2025 compared to $69.0 million in the third quarter of 2024.

Net Interest Income

Our net interest income for the third quarter of 2025 increased $465,000, or 0.5%, to $94.2 million from $93.7 million in the third quarter of 2024. Our interest income for the third quarter of 2025 decreased to $136.4 million, a decrease of $3.3 million, or 2.4%, from $139.7 million for the third quarter of 2024. The decrease reflected lower investment securities income, driven by lower securities balances. While our average loans and leases increased to $6.69 billion for the third quarter of 2025 from $6.02 billion for the third quarter of 2024, an increase of $666.2 million, or 11.1%, lower rates resulted in decreased interest income. Related interest income decreased $1.5 million on a tax equivalent basis, reflecting the impact of the aforementioned Federal Reserve rate decreases. Additionally, fees on the majority of consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin. The fees are included in non-interest income as most of the Bank’s current fintech loans do not charge interest to the consumer. The Bank generally earns fees on such loans based on transaction activity and volume; those fees are recorded as non-interest income. Of the total $1.5 million decrease in loan interest income on a tax equivalent basis, the largest decreases were $3.7 million for all real estate bridge loans, $2.0 million for IBLOC, and $545,000 for leasing partially offset by increases in small business lending, fintech, investment advisor financing, and SBLOC of $2.5 million, $1.0 million, $959,000, and $831,000 respectively.

Our average investment securities of $1.43 billion for the third quarter of 2025 decreased $151.6 million from $1.58 billion for the third quarter of 2024. Related tax equivalent interest income decreased $2.3 million, reflecting lower securities balances.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the third quarter of 2025 was 4.45% compared to 4.78% for the third quarter of 2024, a decrease of 33 basis points. While the yield on interest-earning assets decreased 68 basis points, the cost of deposits and interest-bearing liabilities decreased 39 basis points, or a net change of 29 basis points. Average interest-earning deposits at the Federal Reserve Bank increased $107.6 million, or 43.5%, to $355.0 million in the third quarter of 2025 from $247.3 million in the third quarter of 2024. In the third quarter of 2025, the average yield on our loans decreased to 6.87% from 7.73% for the third quarter of 2024, a decrease of 86 basis points. The yield on taxable investment securities in the third quarter of 2025 was 4.90% compared to 5.02% for the third quarter of 2024.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,						Three months ended September 30,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,681,717	$114,841	6.87%	$6,017,911	$116,367	7.73%	$12,836	$(14,362)	$(1,526)
Leases-bank qualified(2)	7,579	179	9.45%	5,151	146	11.34%	69	(36)	33
Investment securities-taxable	1,418,058	17,354	4.90%	1,575,091	19,767	5.02%	(1,971)	(442)	(2,413)
Investment securities-nontaxable(2)	8,385	131	6.25%	2,927	55	7.52%	103	(27)	76
Interest-earning deposits at Federal Reserve Bank	354,991	3,954	4.46%	247,344	3,387	5.48%	1,474	(907)	567
Net interest-earning assets	8,470,730	136,459	6.44%	7,848,424	139,722	7.12%

Allowance for credit losses	(59,166)			(28,254)
Other assets	308,654			222,646
	$8,720,218			$8,042,816			12,511	(15,774)	(3,263)

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$7,560,744	$38,233	2.02%	$6,942,029	$42,149	2.43%	3,757	(7,673)	(3,916)
Savings and money market	64,529	563	3.49%	65,079	549	3.37%	(5)	19	14
Total deposits	7,625,273	38,796	2.04%	7,007,108	42,698	2.44%

Short-term borrowings	45,067	495	4.39%	73,480	1,030	5.61%	(398)	(137)	(535)
Long-term borrowings	13,866	197	5.68%	38,235	689	7.21%	(439)	(53)	(492)
Subordinated debt	13,401	259	7.73%	13,401	297	8.87%	—	(38)	(38)
Senior debt	140,992	2,450	6.95%	96,071	1,234	5.14%	577	639	1,216
Total deposits and liabilities	7,838,599	42,197	2.15%	7,228,295	45,948	2.54%

Other liabilities	62,405			18,362
Total liabilities	7,901,004			7,246,657			3,492	(7,243)	(3,751)

Shareholders' equity	819,214			796,159
	$8,720,218			$8,042,816

Net interest income on tax equivalent basis(2)		$94,262			$93,774		$9,019	$(8,531)	$488

Tax equivalent adjustment		65			42

Net interest income		$94,197			$93,732

Net interest margin(2)			4.45%			4.78%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

For the third quarter of 2025, average interest-earning assets increased to $8.47 billion, an increase of $622.3 million, or 7.9%, from $7.85 billion in the third quarter of 2024. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $107.6 million, increased average balances of loans and leases of $666.2 million, or 11.1%, offset by decreased average investment securities of $151.6 million, or 9.6%. For those respective periods, average demand and interest checking deposits increased $618.7 million, or 8.9%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses on Loans

Our provision for credit losses was $45.1 million for the third quarter of 2025 compared to a provision of $3.6 million for the third quarter of 2024, an increase of $41.5 million. The increase in provision is primarily attributable to a provision for consumer fintech loans of $39.8 million in the third quarter of 2025, compared to no related provision in the same quarter of 2024. We recognized a related $39.8 million non-interest income amount in the third quarter of 2025 related to a credit enhancement provided contractually by a third party. Accordingly, there have been no related net losses. See further discussion of this program in “Financial Condition—Portfolio Performance” in MD&A.

In addition, the provision for credit losses on non-consumer fintech loans was $5.8 million in the third quarter of 2025, an increase of $2.3 million compared to the third quarter of 2024, primarily driven by $3.1 million higher provision for the direct lease financing portfolio. The higher provision for the lease portfolio reflects the impact of elevated charge-offs in the third quarter of 2025.

For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 6. Loans” to the unaudited consolidated financial statements herein.

Non-Interest Income

Non-interest income was $80.4 million in the third quarter of 2025 compared to $32.1 million in the third quarter of 2024. The $48.3 million, or 150.5%, increase between those respective periods is primarily driven by $39.8 million of consumer fintech loan credit enhancement income. Consumer fintech loan credit enhancement income correlates to a like amount for provision for credit losses on consumer fintech loans. See further discussion above under “Provision for Credit Losses on Loans.”

Prepaid, debit card and related fees increased $1.6 million, or 6.7%, to $25.5 million for the third quarter of 2025, compared to $23.9 million in the third quarter of 2024. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $1.2 million, or 30.4%, to $5.1 million for the third quarter of 2025, compared to $3.9 million in the third quarter of 2024, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees increased $2.9 million to $4.5 million for the third quarter of 2025, compared to $1.6 million in the third quarter of 2024, reflecting increased loan volume.

Other non-interest income increased $2.1 million for the third quarter of 2025, compared to the third quarter of 2024, which reflected $2.3 million from the forfeiture of an earnest money deposit for a terminated OREO sale agreement.

Non-Interest Expense

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended September 30,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$37,350	$33,821	$3,529	10.4%
Depreciation	1,152	1,047	105	10.0%
Rent and related occupancy cost	1,592	1,734	(142)	(8.2%)
Data processing expense	1,259	1,408	(149)	(10.6%)
Audit expense	617	403	214	53.1%
Legal expense	1,483	1,055	428	40.6%
FDIC insurance	905	904	1	0.1%
Software	5,040	4,561	479	10.5%
Insurance	1,194	1,246	(52)	(4.2%)
Telecom and IT network communications	304	283	21	7.4%
Consulting	430	418	12	2.9%
Other	5,078	6,375	(1,297)	(20.3%)
Total non-interest expense	$56,404	$53,255	$3,149	5.9%

Total non-interest expense was $56.4 million for the third quarter of 2025, an increase of $3.1 million, or 5.9%, compared to $53.3 million for the third quarter of 2024. The increase reflected a $3.5 million increase in salaries and benefits expense. Primary drivers of changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased $3.5 million, reflecting higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher IT and cybersecurity, and higher financial crimes and risk management expense.

•Data processing expense decreased $149,000, reflecting the impact of newly effective contract terms.

•Audit expense increased $214,000, reflecting higher expense for regulatory filings.

•Legal expense increased $428,000, reflecting the impact of fintech payments related matters and higher expense for regulatory filings.

•Software expense increased $479,000, reflecting higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

•Other non-interest expense decreased $1.3 million, reflecting a one-time loss in the third quarter of 2024 from a transaction processing delay.

Income Taxes

Income tax expense was $18.2 million for the third quarter of 2025 compared to $17.5 million in the third quarter of 2024. A 24.9% effective tax rate in 2025 and a 25.4% effective tax rate in 2024, based on a 21% federal tax rate and the impact of various state income taxes.

Comparison of first nine months 2025 to first nine months 2024

Net Income

Net income for the first nine months of 2025 was $171.9 million, or $3.64 per diluted share, compared to $161.6 million, or $3.15 per diluted share, for the first nine months of 2024. Income before income taxes was $228.0 million in the first nine months of 2025 compared to $215.8 million in the first nine months of 2024.

Net Interest Income

Our net interest income for the first nine months of 2025 increased $1.5 million, or 0.5%, to $283.4 million from $281.9 million in the first nine months of 2024. Our interest income for the first nine months of 2025 increased to $419.3 million, an increase of $6.6 million, or 1.6%, from $412.8 million for the first nine months of 2024. The increase in interest income reflected the impact of higher investment securities balances and $3.0 million of interest footnoted in the following “Average Daily Balances Table”. While our average loans and leases increased to $6.55 billion for the first nine months of 2025 from $5.83 billion for the first nine months of 2024, an increase of $715.5 million, or 12.3%, lower rates resulted in decreased interest income. Related interest income decreased $9.6 million on a tax equivalent basis. Additionally, fees on the majority of consumer fintech loan balances are recorded as non-interest income, which impacts both net interest income and net interest margin. The fees are included in non-interest income as most of the Bank’s current fintech loans do not charge interest to the consumer. The Bank generally earns fees on such loans based on transaction activity and volume; those fees are recorded as non-interest income. Of the total $9.6 million decrease in loan interest income on a tax equivalent basis, the largest decreases were $11.9 million for all real estate bridge loans and $7.1 million for SBLOC and IBLOC, while small business lending, investment advisor financing, fintech, and leasing increased $6.1 million, $2.7 million, $1.8 million, and $696,000, respectively.

Our average investment securities of $1.46 billion for the first nine months of 2025 increased $205.6 million from $1.26 billion for the first nine months of 2024. Related tax equivalent interest income increased $11.2 million, reflecting an increase in balances and $3.0 million of prior period interest on CRE-2, which was repaid in the second quarter of 2025 as a result of the sale of underlying collateral. That security was the only remaining security from our prior securitizations.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first nine months of 2025 was 4.32% compared to 4.96% for the first nine months of 2024, a decrease of 64 basis points. While the yield on interest-earning assets decreased 87 basis points, the cost of deposits and interest-bearing liabilities decreased 29 basis points, or a net change of 58 basis points. Average interest-earning deposits at the Federal Reserve Bank increased $259.6 million, or 53.3%, to $746.5 million in the first nine months of 2025 from $486.9 million in the first nine months of 2024. In the first nine months of 2025, the average yield on our loans decreased to 6.84% from 7.90% for the first nine months of 2024, a decrease of 106 basis points. The yield on taxable investment securities in the first nine months of 2025 was 5.30% compared to 4.98% for the first nine months of 2024, also reflecting the aforementioned $3.0 million of prior period interest on CRE-2.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,						Nine months ended September 30,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of deferred loan fees and costs(1)	$6,542,172	$335,831	6.84%	$5,828,938	$345,497	7.90%	$42,275	$(51,941)	$(9,666)
Leases-bank qualified(2)	7,058	492	9.29%	4,840	379	10.44%	174	(61)	113
Investment securities-taxable(3)	1,456,402	57,874	5.30%	1,255,532	46,921	4.98%	7,507	429	7,936
Investment securities-nontaxable(2)	7,683	367	6.37%	2,905	155	7.11%	255	(43)	212
Interest-earning deposits at Federal Reserve Bank	746,470	24,960	4.46%	486,883	19,948	5.46%	10,635	(5,623)	5,012
Net interest-earning assets	8,759,785	419,524	6.39%	7,579,098	412,900	7.26%

Allowance for credit losses	(52,227)			(27,993)
Other assets	341,661			280,733
	$9,049,219			$7,831,838			60,846	(57,239)	3,607

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$7,906,597	$126,680	2.14%	$6,684,671	$120,405	2.40%	22,009	(15,734)	6,275
Savings and money market	88,687	2,454	3.69%	58,777	1,453	3.30%	739	262	1,001
Total deposits	7,995,284	129,134	2.15%	6,743,448	121,858	2.41%

Short-term borrowings	15,334	500	4.35%	55,820	2,344	5.60%	(1,700)	(144)	(1,844)
Repurchase agreements	—	—	—	4	—	—	—	—	—
Long-term borrowings	13,957	590	5.64%	38,371	2,060	7.16%	(1,311)	(159)	(1,470)
Subordinated debt	13,401	771	7.67%	13,401	880	8.76%	—	(109)	(109)
Senior debt	111,354	4,917	5.89%	95,983	3,701	5.14%	593	623	1,216
Total deposits and liabilities	8,149,330	135,912	2.22%	6,947,027	130,843	2.51%

Other liabilities	115,916			73,507
Total liabilities	8,265,246			7,020,534			20,330	(15,261)	5,069

Shareholders' equity	783,973			811,304
	$9,049,219			$7,831,838

Net interest income on tax equivalent basis(2)		$283,612			$282,057		$40,516	$(41,978)	$(1,462)

Tax equivalent adjustment		180			112

Net interest income		$283,432			$281,945

Net interest margin(2)			4.32%			4.96%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

(3) The nine months ended September 30, 2025 includes $3.0 million of interest income from a security that was known as “CRE-2” and which was related to our discontinued commercial real estate securitization business. The CRE-2 interest was repaid in the second quarter as a result of the final sale of underlying collateral related to that security. CRE-2 was the last security remaining related to the discontinued commercial real estate securitization business. The $3.0 million of prior period interest income was excluded from change due to rate.

For the first nine months of 2025, average interest-earning assets increased to $8.76 billion, an increase of $1.18 billion, or 15.6%, from $7.58 billion in the first nine months of 2024. The increase reflected increased average interest-earning deposits at the Federal Reserve Bank of $259.6 million, increased average balances of loans and leases of $715.5 million, or 12.3%, and increased average investment securities of $205.6 million, or 16.3%. For those respective periods, average demand and interest checking deposits increased $1.22 billion, or 18.3%. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity groups.

Provision for Credit Losses on Loans

Our provision for credit losses was $136.3 million for the first nine months of 2025 compared to a provision of $7.0 million for the first nine months of 2024, an increase of $129.3 million. The increase is primarily attributable to a provision for consumer fintech loans of $128.9 million in the nine months of 2025, compared to no related provision in the same period of 2024. We recognized a related $128.9 million non-interest income amount in the nine months of 2025 related to a credit enhancement provided contractually by a third party. Accordingly, there have been no related net losses. See further discussion of this program in “Financial Condition—Portfolio Performance” in MD&A.

Non-Interest Income

Non-interest income was $247.8 million in the first nine months of 2025 compared to $92.2 million in the first nine months of 2024. The $155.6 million, or 168.7%, increase between those respective periods reflected $128.9 million of consumer fintech loan credit enhancement income which correlated to a like amount for provision for credit losses on consumer fintech loans, and an increase in prepaid, debit card and related fees. The increase also reflected increased ACH, card and other payment processing fees. Prepaid, debit card and related fees increased $4.4 million, or 6.0%, to $77.3 million for the first nine months of 2025, compared to $72.9 million in the first nine months of 2024. The increase reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $5.9 million, or 60.0%, to $15.8 million for the first nine months of 2025, compared to $9.9 million in the first nine months of 2024, reflecting an increase in rapid funds transfer volume.

Consumer credit fintech fees amounted to $12.1 million for the first nine months of 2025, compared to $1.7 million for the comparable prior year period. The impact of such lending may also be reflected in a lower cost of deposits, as a result of deposits required for secured credit card loans.

Net realized and unrealized gains on commercial loans, at fair value, decreased $495,000, or 22.4%, to $1.7 million for the first nine months of 2025 from $2.2 million for the first nine months of 2024, as related loan balances continue to paydown.

Leasing related income increased $2.6 million, or 90.4%, to $5.5 million for the first nine months of 2025 from $2.9 million for the first nine months of 2024.

Other non-interest income increased $4.0 million, or 153.5%, to $6.5 million for the first nine months of 2025 from $2.6 million in the first nine months of 2024 which reflected increased payoff fees on REBL loans and $2.3 million from the forfeiture of an earnest money deposit for a terminated OREO sale agreement.

Non-Interest Expense

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the nine months ended September 30,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$108,153	$97,964	$10,189	10.4%
Depreciation	3,381	3,023	358	11.8%
Rent and related occupancy cost	4,877	5,060	(183)	(3.6%)
Data processing expense	3,691	4,252	(561)	(13.2%)
Audit expense	1,816	1,081	735	68.0%
Legal expense	5,303	2,509	2,794	111.4%
FDIC insurance	3,160	2,618	542	20.7%
Software	15,197	13,687	1,510	11.0%
Insurance	3,596	3,866	(270)	(7.0%)
Telecom and IT network communications	945	908	37	4.1%
Consulting	1,322	1,558	(236)	(15.1%)
Other	15,480	14,887	593	4.0%
Total non-interest expense	$166,921	$151,413	$15,508	10.2%

Total non-interest expense was $166.9 million for the first nine months of 2025, an increase of $15.5 million, or 10.2%, compared to $151.4 million for the first nine months of 2024. Of the $15.5 million increase, $10.2 million resulted from an increase in salaries and benefits expense. Primary drivers of changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased $10.2 million, reflecting higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher IT and cybersecurity, and higher financial crimes and risk management expense.

•Data processing expense decreased $561,000, reflecting the impact of newly effective contract terms.

•Audit expense increased $735,000, reflecting higher expense for regulatory filings.

•Legal expense increased $2.8 million, reflecting payments related matters and higher expense for regulatory filings.

•FDIC insurance expense increased $542,000, reflecting an increase in the assessment rate in the second quarter of 2025.

•Software expense increased $1.5 million, reflecting higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

Income Taxes

Income tax expense was $56.1 million for the first nine months of 2025 compared to $54.1 million in the first nine months of 2024. A 24.6% effective tax rate in 2025 and a 25.1% effective tax rate in 2024 based on a 21% federal tax rate and the impact of various state income taxes.

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

Our primary source of funding has been deposits. Average total deposits increased by $618.2 million, or 8.8%, to $7.63 billion for the third quarter of 2025 compared to the third quarter of 2024. Federal Reserve average balances increased to $355.0 million in the third quarter of 2025 from $247.3 million in the third quarter of 2024.

One source of contingent liquidity is available-for-sale securities, which amounted to $1.38 billion at September 30, 2025, compared to $1.50 billion at December 31, 2024. At September 30, 2025, outstanding loans amounted to $6.67 billion, compared to $6.11 billion at the prior year end, an increase of $559.0 million representing a use of funds. Commercial loans, at fair value, decreased to $142.7 million from $223.1 million between those respective dates, a decrease of $80.5 million, which provided funding as that portfolio is in runoff.

Historically we have originated loans for securitization and sale, but in recent years we are retaining substantially all loans on our balance sheet. Our liquidity planning has not previously placed undue reliance on securitizations, and while our future planning excludes the impact of securitizations, other liquidity sources, primarily deposits, are determined to be adequate.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. The majority of our deposit accounts are obtained with the assistance of third-parties and as a result have historically been classified as brokered by the FDIC. Prior to December 2020, FDIC guidance for classification of deposit accounts as brokered was relatively broad, and generally included accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over any of its deposits classified as brokered without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a new regulation which, in the third quarter of 2021, resulted in the majority of our deposits being reclassified from brokered to non-brokered. On July 30, 2024, the FDIC proposed a regulation eliminating certain automatic exceptions which resulted in the reclassification of significant amounts of our deposits from brokered to non-brokered as a result of the December 2020 rules changes, while retaining the ability of financial institutions to reapply. If the proposed regulation were to be adopted, significant amounts of our deposits could be reclassified as brokered, which could also result in an increase in our federal deposit insurance rate and expense. On January 21, 2025, the FDIC announced that the proposed regulation would not be adopted. Of our total deposits of $7.33 billion as of September 30, 2025, $509.3 million were classified as brokered and an estimated $623.4 million were not insured by FDIC insurance, which requires identification of the depositor and is limited to $250,000 per identified depositor. Uninsured accounts may represent a greater liquidity risk than FDIC-insured accounts should large depositors withdraw funds as a result of negative financial developments either at the Bank or in the economy. Significant amounts of our uninsured deposits are comprised of small balances, such as anonymous gift cards and corporate incentive cards for which there is no identified depositor. We do not believe that such uninsured accounts present a significant liquidity risk.

Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve that are collateralized by pledged loans. As of September 30, 2025, we had $200.0 million borrowed under these facilities, and $2.78 billion of additional available capacity which we can access anytime. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

As a holding company conducting substantially all our business through our subsidiaries, our near-term need for liquidity consists principally of cash for required interest payments on our subordinated debentures, consisting of 2038 Debentures, and senior debt, consisting of $200.0 million senior notes with an interest rate of 7.375% and maturing in September 2030 (the “2030 Senior Notes”). Semi-annual interest payments on the 2030 Senior Notes are approximately $7.4 million, and quarterly interest payments on the 2038 Debentures are approximately $300,000. As of September 30, 2025, we had cash reserves of approximately $96.0 million at the holding company. We expect that a significant portion of that cash will fund share repurchases. Stock repurchases have historically been funded by dividends from the Bank, as have been interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Included in our cash and cash-equivalents at September 30, 2025 were $74.5 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve.

In 2025, $117.1 million of securities purchases were exceeded by $272.0 million of securities redemptions. We had outstanding commitments to fund loans, including unused lines of credit, of $1.95 billion and $1.98 billion as of September 30, 2025, and December 31, 2024, respectively. The majority of our commitments are variable rate and originate with SBLOC. The recorded amount of such commitments has, for many accounts, been based on the full amount of collateral in a customer’s investment account. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity Tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2025, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2025
The Bancorp, Inc.	8.74%	12.99%	14.09%	12.99%
The Bancorp Bank, National Association	9.85%	14.66%	15.77%	14.66%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, the Federal Reserve has historically utilized increases in the overnight federal funds rate as one tool in fighting inflation. As a result of high rates of inflation, the Federal Reserve raised rates in 2022 and in 2023. In the third quarter of 2024 the

Federal Reserve began lowering rates and has held rates steady in the first two quarters of 2025. In the third quarter of 2025 the Federal Reserve began lowering rates. Our largest funding source, prepaid and debit card deposit accounts, contractually adjusts to only a portion of increases or decreases in rates which are largely determined by such Federal Reserve actions. That pricing has generally supported the maintenance of a balance sheet for which net interest income tends to increase with increases in rates. While deposits reprice to only a portion of Federal Reserve rate changes, such changes are immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate increases at lagged contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. Additionally, the impact of loan interest rate floors which must be exceeded before rates on certain loans increase, may result in decreases in net interest income with lesser increases in rates. Cumulative 2022 Federal Reserve interest rate increases resulted in contractual rates on loans generally exceeding rate floors beginning in the second quarter of 2022.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2025. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans, mortgage and asset backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$71,736	$13,471	$55,025	$2,426	$—
Loans, net of deferred loan fees and costs	3,789,705	577,454	1,349,925	754,396	201,157
Investment securities	164,223	82,637	97,541	197,757	842,098
Interest-earning deposits	74,517	—	—	—	—
Total interest-earning assets	4,100,181	673,562	1,502,491	954,579	1,043,255

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,627,448	—	—	—	—
Savings and money market	75,901	—	—	—	—
Short-term borrowings	200,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	196,052	—
Total interest-bearing liabilities	3,916,750	—	—	196,052	—
Gap	$183,431	$673,562	$1,502,491	$758,527	$1,043,255
Cumulative gap	$183,431	$856,993	$2,359,484	$3,118,011	$4,161,266
Gap to assets ratio	2%	8%	17%	9%	12%
Cumulative gap to assets ratio	2%	10%	27%	36%	48%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our net portfolio value described as Market Value of Portfolio Equity (“MVPE”) and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy guidelines at September 30, 2025. While our modeling suggests that rate increases of 100 and 200 basis points will have a positive impact on net interest income (as shown in the table below), the actual amount of such increase cannot be determined, and there can be no assurance any increase will be realized. Because the Company has emphasized variable rate instruments in its loan and investment portfolios, it tends to benefit from higher interest rate environments. Future Federal Reserve rate reductions may result in a return to lower net interest income levels. In April 2024, the Company purchased approximately $900.0 million of fixed rate commercial and residential mortgage securities of varying maturities to reduce its exposure to lower levels of net interest income, in anticipation of Federal Reserve rate reductions. In September 2024, the Federal Reserve began to lower rates. Such purchases would also reduce the additional net interest income which would result should the Federal Reserve increase rates. At the time of purchase, those securities had respective estimated weighted average yields and lives of approximately 5.11% and eight years, respectively.

	Net portfolio value at		Net interest income
	September 30, 2025		September 30, 2025
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,482,591	1.26%	$393,907	1.88%
+100 basis points	1,473,433	0.64%	390,201	0.92%
Flat rate	1,464,077	—	386,638	—
-100 basis points	1,443,124	(1.43%)	382,953	(0.95%)
-200 basis points	1,414,694	(3.37%)	379,300	(1.90%)

Financial Condition

General. Our total assets at September 30, 2025 were $8.60 billion, of which our total loans were $6.67 billion, and our commercial loans, at fair value, were $142.7 million. At December 31, 2024, our total assets were $8.73 billion, of which our total loans were $6.11 billion, and our commercial loans, at fair value were $223.1 million.

Interest-earning Deposits

At September 30, 2025, we had a total of $74.5 million of interest-earning deposits compared to $564.1 million at December 31, 2024, a decrease of $489.5 million. These deposits were comprised primarily of balances at the Federal Reserve.

Investment Portfolio

Total investment securities decreased to $1.38 billion at September 30, 2025, a decrease of $118.6 million, or 7.9%, from December 31, 2024.

For the nine months ended September 30, 2025 and 2024, we recognized no credit-related losses on our investment securities.

At September 30, 2025 and December 31, 2024 no investment securities were encumbered, as lines of credit established for borrowings were collateralized by loans.

The following table shows the contractual maturity distribution and the weighted average yield of our investment securities as of September 30, 2025 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$—	—	$4,417	2.86%	$13,381	4.85%	$7,507	3.59%	$25,305
Asset-backed securities	1,994	6.12%	—	—	67,200	6.04%	113,209	5.89%	182,403
Tax-exempt obligations of states and political subdivisions(1)	735	3.20%	1,152	2.30%	2,016	3.87%	6,444	4.44%	10,347
Taxable obligations of states and political subdivisions	9,963	3.06%	10,295	3.86%	—	—	2,148	6.00%	22,406
Residential mortgage-backed securities	48	2.56%	4,357	4.44%	2,342	5.47%	406,180	5.02%	412,927
Collateralized mortgage obligation securities	—	—	1,434	2.14%	8	3.30%	17,474	3.41%	18,916
Commercial mortgage-backed securities	1,231	2.15%	173,881	4.06%	458,450	4.75%	78,390	3.30%	711,952
Total	$13,971		$195,536		$543,397		$631,352		$1,384,256
Weighted average yield		3.43%		4.01%		4.91%		4.90%

(1) If adjusted to their taxable equivalents, yields would approximate 4.05%, 2.91%, 4.90%, and 5.62% for zero to one year, one to five years, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

For detailed information on the composition and maturity distribution of our investment securities, see “Note 5. Investment Securities” to the unaudited consolidated financial statements herein.

In addition to our investment securities, we have stock in Federal Reserve, Federal Home Loan, and Atlantic Central Bankers Bank that are recorded at cost and amounted to $25.3 million at September 30, 2025 and $15.6 million at December 31, 2024. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

Total Loan Portfolio

The following table summarizes our loan portfolio, by loan category (dollars in thousands):

	September 30,	December 31,
	2025	2024
Loans recorded at amortized cost:
SBL non-real estate	$222,933	$190,322
SBL commercial mortgage	729,620	662,091
SBL construction	34,518	34,685
SBLs	987,071	887,098
Direct lease financing	693,322	700,553
SBLOC / IBLOC(1)	1,609,047	1,564,018
Advisor financing	285,531	273,896
Real estate bridge loans	2,131,689	2,109,041
Consumer fintech(2)	785,045	454,357
Other loans(3)	164,487	111,328
	6,656,192	6,100,291
Unamortized loan fees and costs	16,445	13,337
Total loans, net of deferred loan fees and costs	$6,672,637	$6,113,628
Commercial loans, at fair value
SBLs, at fair value	$71,829	$89,902
Real estate bridge loans (non-SBA), at fair value	70,829	133,213
Total commercial loans, at fair value	$142,658	$223,115

Total loan portfolio	$6,815,295	$6,336,743

(1) SBLOC are collateralized by marketable securities, while IBLOC, are collateralized by the cash surrender value of insurance policies. At September 30, 2025 and December 31, 2024, IBLOC loans amounted to $471.6 million and $548.1 million, respectively.

(2) At September 30, 2025 consumer fintech loans consisted of $416.0 million of secured credit card loans, with the balance comprised of other short-term extensions of credit.

(3) Includes demand deposit overdrafts reclassified as loan balances totaling $1.8 million and $1.2 million at September 30, 2025 and December 31, 2024, respectively. Estimated overdraft charge-offs and recoveries are reflected in the ACL and are immaterial. Includes warehouse financing related to loan sales to third party purchasers of $122.5 million and $65.5 million at September 30, 2025 and December 31, 2024, respectively. Weighted average look through loan to values (“LTVs”) based on our most recent appraisals for the related mortgaged properties were less than 60% as-is and less than 55% as-stabilized.

The majority of our loan portfolio is loans recorded at amortized cost, which are recognized net of an allowance for credit loss. Loans, net of deferred loan fees and costs increased to $6.67 billion at September 30, 2025 from $6.11 billion at December 31, 2024. This $555.9 million increase primarily reflected growth in our consumer fintech of $330.7 million, of which $214.8 million is secured credit card loans and $86.7 million is unsecured short-term extensions of credit that are covered by a third-party credit enhancement agreement. The $53.2 million increase in other loans includes $56.9 million of warehouse financing related to real estate bridge loan sales to third-party purchasers.

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held for investment on the balance sheet. These loans continue to be recognized at fair value, and this portfolio declined $80.5 million from December 31, 2024, as this portfolio continues to runoff. All originations are now being recognized at amortized cost.

The sections that follow contain detailed discussion of portfolio concentrations, estimated maturities, portfolio performance and allowance for credit loss.

Small Business Lending

The following tables summarize our SBL portfolio, including loans held at fair value, by loan category as of September 30, 2025 (dollars in thousands):

Loan principal
Commercial mortgage SBA(1)	$377,318
Construction SBA(2)	21,127
Non-guaranteed portion of U.S. government guaranteed 7(a) Program loans(3)	120,823
Non-SBA SBLs	128,130
Subtotal - SBL loans, excluding guaranteed portion and Other	647,398
U.S. government guaranteed portion of SBA loans(4)	407,080
Other(5)	4,422
Total SBL principal	$1,058,900

SBL, at amortized cost	$987,071
SBL, included in loans, at fair value(6)	71,829
Total SBL principal	$1,058,900

(1) Substantially all these loans are made under the 504 Program, which dictates origination date LTV percentages, generally 50%-60%, to which The Bancorp Bank, N.A. adheres.

(2) Includes $15.4 million in 504 Program first mortgages with an origination date LTV of 50-60% and $5.7 million in SBA interim loans with an approved SBA post-construction full takeout/payoff.

(3) Includes the unguaranteed portion of 7(a) Program loans which are generally 70% or more guaranteed by the U.S. government. SBA 7(a) Program loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7(a) Program loans and 504 Program loans require the personal guaranty of all 20% or greater owners.

(4) Includes the portion of SBA 7(a) Program loans which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(5) Comprised of $4.4 million of loans sold that do not qualify for true sale accounting.

(6) The SBLs held at fair value are comprised of the government guaranteed portion of 7(a) Program loans at the dates indicated.

The following table summarizes our SBL portfolio, excluding guaranteed and other, by loan type as of September 30, 2025 (dollars in thousands):

	SBL commercial mortgage(1)	SBL construction(1)	SBL non-real estate	Total	% Total
Funeral homes and funeral services	$45,053	$—	$39,312	$84,365	13%
Hotels (except casino hotels) and motels	83,449	71	13	83,533	13%
Full-service restaurants	30,532	2,147	3,076	35,755	6%
Child day care services	25,789	293	3,686	29,768	5%
Car washes	10,876	13,306	80	24,262	4%
Homes for the elderly	21,224	—	62	21,286	3%
Gasoline stations with convenience stores	14,940	551	128	15,619	2%
Outpatient mental health and substance abuse centers	15,028	—	199	15,227	2%
General line grocery merchant wholesalers	13,276	—	—	13,276	2%
Plumbing, heating, and air-conditioning companies	8,861	—	918	9,779	2%
Fitness and recreational sports centers	7,418	—	2,233	9,651	1%
Caterers	9,335	—	—	9,335	1%
Offices of lawyers	8,620	—	—	8,620	1%
Limited-service restaurants	4,261	—	3,470	7,731	1%
All other specialty trade contractors	5,790	—	1,478	7,268	1%
Used car dealers	6,951	—	—	6,951	1%
Charter bus industry	6,370	—	—	6,370	1%
Lessors of nonresidential buildings	6,121	—	—	6,121	1%
General warehousing and storage	6,053	—	—	6,053	1%
Automotive body, paint, and interior repair	5,776	—	256	6,032	1%
Nursing care facilities	5,885	—	—	5,885	1%
Appliance repair and maintenance	5,825	—	—	5,825	1%
Residential remodelers	4,974	—	329	5,303	1%
Offices of dentists	5,007	—	—	5,007	1%
Other(2)	179,078	7,240	32,058	218,376	34%
Total	$536,492	$23,608	$87,298	$647,398	100%

(1) Of the SBL commercial mortgage and SBL construction loans, $161.9 million represents the total of the non-guaranteed portion of SBA 7(a) Program loans and non-SBA loans. The balance of those categories represents SBA 504 Program loans with 50%-60% origination date LTVs.

(2) Loan types of less than $5.0 million are spread over approximately one hundred different business types.

The following table summarizes our SBL portfolio, excluding guaranteed and other, by state as of September 30, 2025 (dollars in thousands):

	SBL commercial mortgage	SBL construction	SBL non-real estate	Total	% Total
California	$142,156	$6,580	$8,909	$157,645	24%
Florida	85,332	8,031	5,444	98,807	15%
North Carolina	43,892	—	4,151	48,043	7%
New York	41,414	71	2,887	44,372	7%
Texas	30,381	5,044	6,022	41,447	6%
New Jersey	29,502	267	8,796	38,565	6%
Georgia	29,322	3,037	2,228	34,587	5%
Pennsylvania	18,550	—	12,757	31,307	5%
Maine	17,199	—	11,983	29,182	4%
Other states	98,744	578	24,121	123,443	21%
Total	$536,492	$23,608	$87,298	$647,398	100%

The following table summarizes the ten largest loans in our SBL portfolio, excluding guaranteed and other, as of September 30, 2025 (dollars in thousands):

Type	State	Balance
General line grocery merchant wholesalers	California	$13,276
Funeral homes and funeral services	Maine	11,983
Funeral homes and funeral services	Pennsylvania	11,635
Outpatient mental health and substance abuse center	Florida	9,676
Hotel	Florida	8,102
Funeral homes and funeral services	Maine	8,011
Lawyer's office	California	7,682
Hotel	Virginia	6,823
Hotel	North Carolina	6,606
Charter bus industry	New York	6,370
Total		$90,164

Real Estate Lending

Commercial real estate loans consist primarily real estate bridge loans. and excludes SBA loans. Commercial real estate loans were as follows as of September 30, 2025 (dollars in thousands):

	# Loans	Balance	Weighted average origination date LTV	Weighted average interest rate
Real estate bridge loans (multifamily apartment loans recorded at amortized cost)(1)	178	$2,131,689	70%	8.48%
Real estate bridge loans (non-SBA), at fair value	5	70,829	66%	6.60%
Total commercial real estate loans	183	$2,202,518	70%	8.42%

(1) In addition to “as is” origination date appraisals, on which the weighted average origination date LTVs are based, third-party appraisers also estimated “as stabilized” values, which represents additional potential collateral value as rehabilitation progresses, and units are re-leased at stabilized rental rates. The weighted average origination date “as stabilized” LTV was estimated at 60%.

The following table summarizes our commercial real estate loans by state as of September 30, 2025 (dollars in thousands):

	Balance	Origination date LTV
Texas	$618,253	71%
Georgia	317,380	70%
Florida	232,550	68%
New Jersey	137,609	69%
Indiana	137,459	71%
Ohio	120,066	71%
Michigan	75,265	64%
Other States each <$70 million	563,936	69%
Total	$2,202,518	70%

The following table summarizes our fifteen largest commercial real estate loans as of September 30, 2025 (dollars in thousands). All of these loans are multifamily loans.

	Balance	Origination date LTV
Texas	$45,520	75%
Texas	40,601	64%
Michigan	39,332	62%
New Jersey	35,124	62%
Florida	34,850	72%
Pennsylvania	33,600	63%
Indiana	33,588	76%
Texas	31,680	67%
New Jersey	31,365	71%
Texas	31,050	77%
Georgia	30,390	69%
Ohio	29,150	74%
Texas	26,923	79%
New Jersey	26,263	71%
Texas	25,000	70%
15 largest commercial real estate loans	$494,436	70%

Institutional Banking

The following table summarizes our institutional banking portfolio by type as of September 30, 2025 (dollars in thousands):

Type	Principal	% of total
SBLOC	$1,137,423	60%
IBLOC	471,624	25%
Advisor financing	285,531	15%
Total	$1,894,578	100%

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

The following table summarizes our ten largest SBLOC loans as of September 30, 2025 (dollars in thousands):

	Principal amount	% Principal to collateral
	$23,734	10%
	10,348	34%
	8,669	35%
	8,342	83%
	8,264	10%
	7,861	46%
	6,685	20%
	6,632	4%
	6,372	33%
	6,096	37%
Total and weighted average	$93,003	28%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We generally lend up to 95% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, ten insurance companies have been approved and, as of October 28, 2025, all were rated A- or better by AM Best.

Commercial Fleet Leasing

The following table summarizes our direct lease financing portfolio by type as of September 30, 2025 (dollars in thousands):

	Principal balance(1)	% Total
Government agencies and public institutions(2)	$131,324	19%
Real estate and rental and leasing	130,501	19%
Construction	124,677	18%
Waste management and remediation services	94,314	14%
Health care and social assistance	29,717	4%
Other services (except public administration)	25,005	4%
Professional, scientific, and technical services	20,065	3%
Transit and other transportation	19,473	3%
Wholesale trade	17,870	3%
General freight trucking	12,672	2%
Arts, entertainment, and recreation	11,987	2%
Finance and insurance	10,361	1%
Other and non-classified	65,356	8%
Total	$693,322	100%

(1) Of the total $693.3 million of direct lease financing, $640.2 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

(2) Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of September 30, 2025 (dollars in thousands):

	Principal balance	% Total
Florida	$120,497	17%
New York	56,327	8%
Utah	52,543	8%
Connecticut	47,695	7%
California	43,225	6%
Pennsylvania	40,318	6%
Texas	37,203	5%
Maryland	30,405	4%
New Jersey	28,629	4%
North Carolina	21,174	3%
Idaho	18,824	3%
Alabama	17,186	2%
Georgia	15,679	2%
Ohio	14,580	2%
Tennessee	13,116	2%
Other states	135,921	21%
Total	$693,322	100%

Portfolio Estimated Maturities

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

	September 30, 2025
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
Loans , net of deferred loan fees and costs
SBL non-real estate	$424	$13,190	$208,358	$961	$222,933
SBL commercial mortgage	15,541	35,655	244,177	434,247	729,620
SBL construction	5,769	—	5,535	23,214	34,518
Direct lease financing	108,865	565,505	18,952	—	693,322
SBLOC / IBLOC	1,609,047	—	—	—	1,609,047
Advisor financing	1,498	115,616	168,417	—	285,531
Real estate bridge loans	1,304,857	826,832	—	—	2,131,689
Consumer fintech	785,045	—	—	—	785,045
Other loans	85,791	61,219	9,398	8,079	164,487
Commercial loans, at fair value	21,060	68,174	13,137	40,287	142,658
Total	$3,937,897	$1,686,191	$667,974	$506,788	$6,798,850

Unamortized loan fees and costs					16,445
Total loan portfolio					$6,815,295

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$1,518	$—	$—	$1,518
SBL commercial mortgage		7,683	2,608	—	10,291
Direct lease financing		544,694	15,720	—	560,414
Advisor financing		115,439	167,173	—	282,612
Real estate bridge loans		742,697	—	—	742,697
Other loans		28,500	4,627	7,495	40,622
Commercial loans, at fair value		42,211	—	—	42,211
Total loans at fixed rates		$1,482,742	$190,128	$7,495	$1,680,365

Variable rates
SBL non-real estate		$11,672	$208,358	$961	$220,991
SBL commercial mortgage		27,972	241,569	434,247	703,788
SBL construction		—	5,535	23,214	28,749
Direct lease financing		20,811	3,232	—	24,043
Advisor financing		177	1,244	—	1,421
Real estate bridge loans		84,135	—	—	84,135
Other loans		32,719	4,771	584	38,074
Commercial loans, at fair value		25,963	13,137	40,287	79,387
Total at variable rates		$203,449	$477,846	$499,293	$1,180,588

Total maturities after one year		$1,686,191	$667,974	$506,788	$2,860,953

Portfolio Performance

For our loans recorded at amortized cost, the following tables present delinquencies by type of loan as of the dates specified (dollars in thousands):

	September 30, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$—	$—	$2	$7,125	$7,127	$215,806	$222,933
SBL commercial mortgage	—	—	—	16,178	16,178	713,442	729,620
SBL construction	—	—	—	2,917	2,917	31,601	34,518
Direct lease financing	2,422	8,045	251	5,896	16,614	676,708	693,322
SBLOC / IBLOC	3,922	—	1,184	446	5,552	1,603,495	1,609,047
Advisor financing	—	—	—	—	—	285,531	285,531
Real estate bridge loans	—	19,372	17,942	36,677	73,991	2,057,698	2,131,689
Consumer fintech	20,439	1,951	1,163	—	23,553	761,492	785,045
Other loans	75	—	3	147	225	164,262	164,487
Unamortized loan fees and costs	—	—	—	—	—	16,445	16,445
	$26,858	$29,368	$20,545	$69,386	$146,157	$6,526,480	$6,672,637

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge loans	—	—	—	12,300	12,300	2,096,741	2,109,041
Consumer fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection.

The following table summarizes our non-performing assets, with discussion of significant changes between periods to follow (dollars in thousands):

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$7,125	$2,635
SBL commercial mortgage	16,178	4,885
SBL construction	2,917	1,585
Direct leasing	5,896	6,026
IBLOC	446	503
Real estate bridge loans	36,677	12,300
Other loans	147	—
Total non-accrual loans	69,386	27,934

Loans past due 90 days or more and still accruing	20,545	5,830
Total non-performing loans	89,931	33,764
Other real estate owned (OREO)	61,974	62,025
Non-accrual investment security	—	3,462
Total non-performing assets	$151,905	$99,251

Non-accrual loans increased $41.5 million, driven primarily by a $26.9 million REBL loan (discussed below), $42.4 million of other additions, partially offset by $17.2 million of payments, $4.1 million transferred to OREO, $5.1 million of charge-offs, and $1.4 million transferred to repossessed vehicle inventory.

The increase in non-accrual REBL loans includes a $26.9 million loan balance which was transferred to non-accrual status in the second quarter of 2025. The loan is secured by an apartment building with an “as is” LTV of 75% and an “as stabilized” LTV of 65%, based on a December 2024 appraisal. In November 2025, we entered into a new loan agreement for this property with a borrower with greater financial capacity.

Loans past due 90 days or more still accruing interest amounted to $20.5 million at September 30, 2025 and $5.8 million at December 31, 2024. The $14.7 million increase includes a $17.9 million REBL loan and $3.4 million of other additions, partially offset by $6.5 million of loan payments received.

Other real estate owned includes a REBL apartment building rehabilitation property with a balance of $43.0 million and $41.1 million as of September 30, 2025, and December 31, 2024, respectively. Third-party appraisals on the property as of June 30, 2025, for “as stabilized” and "as is" values are of $59.1 million and $51.4 million, respectively, or LTVs of 73% and 83%.

Total non-performing assets presented on the table above exclude Commercial loans, at fair value for all periods presented. Loans at fair value on our Balance sheets as of September 30, 2025, and December 30, 2024, include a delinquent loan of $11.2 million which is collateralized by a vacant retail property. Based upon an August 2025 appraisal, the “as is” LTV is 86% and the “as stabilized” LTV is 62%. The borrower is attempting to sell the property as the source of repayment for the loan. However, there can be no assurance that any such sale will be consummated.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2025 and December 31, 2024, classified loans were segregated by year of origination and are shown in “Note 6. Loans” to the unaudited consolidated financial statements herein. At September 30, 2025, there were $268.7 million of loans classified as special mention and substandard in total, which included $185.3 million REBL loans. Through November 2025, $84.1 million of the $185.3 million in REBL loans as of September 30, 2025 were refinanced with borrowers with greater financial capacity (including the $26.9 million loan discussed above).

See detail on our loan modifications in “Note 6. Loans” to the unaudited consolidated financial statements herein.

Asset Quality Ratios

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months ended		For the year ended
	or as of September 30,		or as of December 31,
	2025	2024	2024
Ratio of:
ACL to total loans	0.96%	0.52%	0.73%
ACL to non-performing loans(1)	71.33%	101.70%	132.84%
Non-performing loans to total loans(1)	1.35%	0.52%	0.55%
Non-performing assets to total assets(1)	1.77%	1.28%	1.14%
Net charge-offs to average loans	1.85%	0.07%	0.40%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the ACL to total loans increased to 0.96% as of September 30, 2025 from 0.52% at September 30, 2024 as the ACL increased proportionately more than total loans. The $33.1 million increase in the ACL between those dates is primarily driven by a $29.3 million reserve on consumer fintech loans at September 30, 2025, compared to no reserve at September 30, 2024 and $12.9 million at December 30, 2024. As with the $112.5 million of net charge-offs described under “Net Charge-offs” below, the $29.3 million correlated with a like amount of consumer fintech loan credit enhancement asset, reflecting our expected recovery under that guarantee. Accordingly, there was no impact on net income. See further discussion under “Consumer Fintech Programs” below.

The ratio of the ACL to non-performing loans decreased to 71.33% at September 30, 2025, from 101.70% at September 30, 2024, primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL. As a result, the ratio of non-performing loans to total loans increased to 1.35% at September 30, 2025 from 0.52% at September 30, 2024. The increase in non-performing loans also was reflected in the ratio of non-performing assets to total assets which increased to 1.77% at September 30, 2025 from 1.28% at September 30, 2024. See further discussion of the increases in our non-performing loans under “Portfolio Performance.”

The ratio of net charge-offs to average loans was 1.85% for the nine months ended September 30, 2025, and 0.07% for the nine months ended September 30, 2024. The increase in net charge-offs reflected consumer fintech net charge-offs, which were correlated to a like amount of consumer fintech loan credit enhancement income, with no impact on net income.

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

A summary of loans recorded at amortized cost and the allowance follows (dollars in thousands):

	September 30, 2025			December 31, 2024
		Loans, net of			Loans, net of
	Allowance for	deferred loan	% of	Allowance for	deferred loan	% of
	credit loss	fees and costs	Loans	credit loss	fees and costs	Loans
SBL non-real estate	$5,926	$222,933	3.34%	$4,972	$190,322	3.11%
SBL commercial mortgage	2,972	729,620	10.93%	3,203	662,091	10.83%
SBL construction	509	34,518	0.52%	342	34,685	0.57%
Total SBLs	$9,407	987,071	14.79%	$8,517	$887,098	14.51%
Direct lease financing	15,636	693,322	10.39%	13,125	700,553	11.46%
SBLOC / IBLOC	1,024	1,609,047	24.11%	1,195	1,564,018	25.58%
Advisor financing	2,141	285,531	4.28%	2,054	273,896	4.48%
Real estate bridge loans	6,094	2,131,689	31.95%	6,603	2,109,041	34.50%
Consumer fintech	29,318	785,045	11.77%	12,909	454,357	7.43%
Other loans	532	164,487	2.71%	450	111,328	2.04%
Subtotal	$64,152	$6,656,192	100.00%	$44,853	$6,100,291	100.00%

Deferred costs	—	16,445		—	13,337
Total	$64,152	$6,672,637		$44,853	$6,113,628

At September 30, 2025, the ACL increased $19.3 million, primarily reflecting a $16.4 million increase in reserves on consumer fintech loans, which are $29.3 million and $12.9 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the allowance related to consumer fintech loans correlates to the recorded credit enhancement asset on the balance sheet.

Consumer Fintech Programs

Our fintech programs include consumer transaction accounts and consumer fintech loans.

Consumer transaction accounts consist primarily of Bank-issued stored value prepaid or debit cards. For this program, we recognize a deposit liability for the current balance of the cards and recognize fee-based revenue in Non-interest income—Prepaid, debit card and related fees; we do not have any receivables or allowance risk related to the payment programs.

Consumer fintech loans consist of short-term loans originated by our Bank, with the marketing and servicing assistance of third-party relationships. Loans receivable originated under these consumer fintech agreements are governed by an agreement with the borrower and may include: secured credit cards and unsecured short-term extensions of credit. For the secured credit card program, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. Unsecured fintech loans include payroll advance and other short term-extensions of credit; those accounts are typically repaid within a year of origination.

As of September 30, 2025, and December 31, 2024, all fintech loans, both secured and unsecured, are covered by credit enhancement agreements. The third-party agreements governing the fintech loans include provisions for credit enhancements, through which the third party guarantees losses on such consumer fintech loans (either in whole or in part). When a fintech loan meets a defined delinquency level, we recognize a charge-off of the receivable, and the incurred losses are covered by the third party. Any subsequent recoveries from the charged-off loan are credited to the third party.

The third-party relationship agreements governing fintech loans include requirements for pledging cash reserve accounts at the Bank as collateral for loss exposure, through which we can collect when losses occur. The reserve accounts are then replenished by the counterparties based on contractually required thresholds. In addition to the reserve accounts, the agreements also provide for the right to offset any cashflows we owe to the third parties (such as for monthly revenues) against any net realized loan losses. While we continually monitor the risk of these counterparties, establish the reserve thresholds at levels we consider appropriate to cover loss exposure on these short-term loan receivables, and we have additional protection from our rights to net realized loan losses against cashflows owed to the third party, if the third-party defaults under their agreement and/or is unable to fulfill their contractual obligations to replenish the reserve account and cover losses, we may be exposed to loan losses in excess of our net reserve position.

The loan receivable agreement with the borrower and the third-party credit enhancement agreements are required to be accounted for separately as freestanding contracts in accordance with U.S. GAAP. As such, we recognize the separate units of account as follows:

Consumer fintech loans receivable from the borrower are recognized on the Balance sheet, along with an estimate of credit loss for fintech loans through the allowance. Provision for credit losses on consumer fintech loans is recognized on the Statement of operations.

A credit enhancement asset is recognized on the Balance sheet for the estimated recovery under the third-party credit enhancement agreement, and the Company recognizes Non-interest income—Consumer fintech loan credit enhancement on the Statement of Operations. In addition, Deposit liability on our Balance sheet includes amounts for reserve account collateral held to fund losses under the credit enhancement agreements.

The measurement of the estimated credit losses and the expected recovery from the credit enhancement are based on the same estimate and correlate to like amounts in our financial statements. We recognized credit enhancement assets of $29.3 million and $12.9 million on the Balance sheets as of September 30, 2025, and December 31, 2024, respectively.

Loan review and Allowance estimate

A description of loan review coverage targets is set forth below.

On a quarterly basis a sampling of the largest SBLOC and IBLOC loans are reviewed. A minimum of 20 loans will be reviewed each quarter. The coverage percentage is on a cumulative basis, as loans are generally reviewed one time unless classified as either special mention or substandard.

SBLOC – The targeted review threshold was 40% comprised of a sample of large balance SBLOCs by commitment. At September 30, 2025, approximately 53% of the SBLOC portfolio had been reviewed.

IBLOC – The targeted review threshold was 40% comprised of a sample of large balance IBLOCs by commitment. At September 30, 2025, approximately 67% of the IBLOC portfolio had been reviewed.

The following loan review percentages are performed annually for the portfolios listed below. At September 30, 2025, in excess of 50% of the total loan portfolio was reviewed by the loan review department or, for SBLs, rated internally by that department. In addition to the review of all loans classified as either special mention or substandard, the targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Advisor Financing – The targeted review threshold was 65%. At September 30, 2025, approximately 72% of the investment advisor financing portfolio had been reviewed. The loan balance review threshold was $1.0 million.

SBLs – The targeted review threshold was 65%. The loan balance review threshold was $1.5 million. At September 30, 2025, 67% of the non-government guaranteed SBL loan portfolio had been reviewed.

Direct Lease Financing – The targeted review threshold was 55%. The loan balance review threshold was $1.5 million. At September 30, 2025, approximately 64% of the leasing portfolio had been reviewed.

Commercial Real Estate Bridge Loans, at fair value and Commercial Real Estate Bridge Loans, at amortized cost (floating and fixed rate, excluding SBA, which are included in SBLs above) – The targeted review threshold was 75%. At September 30, 2025, approximately 97% of the floating and fixed rate, non-SBA commercial real estate bridge loans had been reviewed.

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

At September 30, 2025, the ACL amounted to $64.2 million of which $13.9 million of allowances resulted from the Company’s historical charge-off ratios, $29.3 million from consumer fintech loans, and $5.1 million from reserves on specific loans, with the balance comprised of the qualitative components. The $13.9 million resulted primarily from SBA non-real estate lending and leasing charge-offs. For non-fintech loans, the proportion of qualitative reserves compared to charge-off history related reserves reflects the general absence of charge-offs in the Company’s largest loan portfolios consisting of SBLOC and IBLOC and real estate bridge lending which results, at least in part, from the nature of related collateral. Such collateral respectively consists of marketable securities, the cash value of life insurance and workforce apartment buildings. As charge-offs are nonetheless possible, significant subjectivity is required to consider qualitative factors to derive the related components of the allowance. For consumer fintech loans, net charge offs correlate to like amounts of credit enhancement income with no impact on net income.

The Company had not, prior to the fourth quarter of 2023, increased the economic factor for multifamily real estate bridge lending. While Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within the Company’s loan portfolio which management considers “workforce” housing. At September 30, 2025, real estate bridge loans classified as special mention and substandard respectively amounted to $55.1 million and $130.2 million compared to $84.4 million and $134.4 million at December 31, 2024. Each classified loan was evaluated for a potential increase in the allowance for credit losses (“ACL”) on the basis of the aforementioned third-party appraisals of apartment building collateral. On the basis of “as is” and “as stabilized” LTVs, increases to the allowance were not required. The current allowance for credit losses for REBL, is primarily based upon historical industry losses for multi-family loans, in the absence of significant charge-offs within the Company’s REBL portfolio. As a result of increasing amounts of loans classified as special mention and substandard, the Company evaluated potential related sensitivity for REBL in the third quarter of 2024. Such evaluation is inherently subjective as it requires material estimates that may be susceptible to change as more information becomes available. As a result, the Company added a new qualitative factor to its ACL analysis.

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

 Net Charge-offs

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	Nine months ended September 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Total
Charge-offs	$546	$—	$—	$4,416	$—	$—	$—	$142,062	$924	$147,948
Recoveries	(73)	—	—	(575)	—	—	—	(29,580)	(5)	(30,233)
Net charge-offs	$473	$—	$—	$3,841	$—	$—	$—	$112,482	$919	$117,715

Average loan balance	$206,628	$695,855	$34,602	$696,938	$1,586,532	$279,713	$2,120,365	$619,701	$137,908	$6,378,242
Ratio of net charge-offs during the period to average loans during the period	0.23%	—	—	0.55%	—	—	—	18.15%	0.67%	1.85%

	Nine months ended September 30, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge loans	Consumer fintech	Other loans	Total
Charge-offs	$431	$—	$—	$3,625	$—	$—	$—	$—	$16	$4,072
Recoveries	(102)	—	—	(279)	—	—	—	—	(1)	(382)
Net charge-offs	$329	$—	$—	$3,346	$—	$—	$—	$—	$15	$3,690

Average loan balance	$157,629	$639,604	$27,739	$702,852	$1,569,727	$235,268	$2,102,691	$140,046	$49,995	$5,625,551
Ratio of net charge-offs during the period to average loans during the period	0.21%	—	—	0.48%	—	—	—	—	0.03%	0.07%

Net charge-offs were $117.7 million for the nine months ended September 30, 2025, an increase of $114.0 million from net charge-offs of $3.7 million during the nine months ended September 30, 2024. In the nine months ended 2025, the Company, based on contractual agreements, recorded $112.5 million of net charge-offs related to consumer fintech loans, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income.

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

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more still accruing interest, by year of origination, at September 30, 2025 and December 31, 2024:

As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$2	$—	$2
Non-accrual	—	542	1,814	2,445	1,226	1,098	—	7,125
Total SBL non-real estate	—	542	1,814	2,445	1,226	1,100	—	7,127

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	5,318	4,115	5,372	1,373	—	16,178
Total SBL commercial mortgage	—	—	5,318	4,115	5,372	1,373	—	16,178

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	2,207	710	—	2,917
Total SBL construction	—	—	—	—	2,207	710	—	2,917

Direct lease financing
90+ Days past due	16	74	40	57	12	52	—	251
Non-accrual	—	633	1,872	2,518	833	40	—	5,896
Total direct lease financing	16	707	1,912	2,575	845	92	—	6,147

IBLOC
90+ Days past due	—	—	—	—	—	—	1,184	1,184
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	1,630	1,630

Real estate bridge loans
90+ Days past due	—	—	—	—	17,942	—	—	17,942
Non-accrual	—	—	—	26,923	9,754	—	—	36,677
Total real estate bridge loans	—	—	—	26,923	27,696	—	—	54,619

Consumer fintech
90+ Days past due	1,163	—	—	—	—	—	—	1,163
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	1,163	—	—	—	—	—	—	1,163

Other loans
90+ Days past due	—	—	—	—	—	—	3	3
Non-accrual	—	—	—	—	—	147	—	147
Total other loans	—	—	—	—	—	147	3	150

Total 90+ Days past due	$1,179	$74	$40	$57	$17,954	$54	$1,187	$20,545

Total Non-accrual	$—	$1,175	$9,004	$36,001	$19,392	$3,368	$446	$69,386

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Real estate bridge loans
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge loans	—	—	—	12,300	—	—	—	12,300

Consumer fintech
90+ Days past due	—	—	—	—	—	—	213	213
Non-accrual	—	—	—	—	—	—	—	—
Total consumer fintech	—	—	—	—	—	—	213	213

Total 90+ Days past due	$145	$547	$3,607	$683	$61	$574	$213	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

Premises and Equipment, Net

Premises and equipment amounted to $25.9 million at September 30, 2025, compared to $27.6 million at December 31, 2024.

Other assets

Other assets amounted to $182.0 million at September 30, 2025 compared to $182.7 million at December 31, 2024.

Deposits

Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts, through and with the assistance of affinity groups. The majority of our deposits are generated through prepaid card and debit and other payments related deposit accounts. At September 30, 2025, we had total deposits of $7.33 billion compared to $7.75 billion at December 31, 2024, which reflected a decrease of $415.2 million, or 5.4%. Daily deposit balances are subject to variability, and deposits averaged $7.63 billion in the third quarter of 2025. Savings and money market balances are a modest percentage of our funding and we have swept such deposits off our balance sheet to other institutions. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits.

Our product mix includes prepaid card accounts for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts accessed by debit cards. Balances are subject to daily fluctuations, which may comprise a significant component of variances between dates. Our funding is comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured. We have multi-year, contractual relationships with affinity groups which sponsor such accounts and with whom we have had long-term relationships (see Item 1. “Business—Our

Strategies” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024). Those long-term relationships comprise the majority of our deposits while we continue to grow and add new client relationships. Of our deposits at September 30, 2025, the top three affinity groups accounted for approximately $3.91 billion, the next three largest $1.28 billion, and the four subsequent largest $709.9 million. Of our deposits at year-end 2024, the top three affinity groups accounted for approximately $3.79 billion, the next three largest accounted for $1.64 billion, and the four subsequent largest accounted for $756.9 million. While certain of these relationships may have changed their ranking in the top ten, the affinity groups themselves were generally identical at both dates, with some movement in the tenth and eleventh largest relationships.

We believe that payroll, debit, and government-based accounts such as child support are comparable to traditional consumer checking accounts. Such balances in the top ten relationships at September 30, 2025 totaled $3.24 billion while balances related to consumer and business payment companies, including companies sponsoring incentive payments, amounted to $2.66 billion. Such balances in the top ten relationships at year-end 2024 totaled $3.81 billion while balances related to consumer and business payment companies, including companies sponsoring incentive and gift card payments, amounted to $2.38 billion.

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

In third quarter of 2025, our demand and interest checking balances averaged $7.56 billion, compared to $6.94 billion in third quarter of 2024. The growth primarily reflected increases in payment company balances. Average savings and money market balances decreased to $64.5 million the third quarter of 2025, compared to $65.1 million in the third quarter of 2024. We sweep deposits off our balance sheet to other institutions to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits.

In 2024 and the first nine months of 2025, we did not use short-term time deposits. Short-term time deposits are generated through established intermediaries such as banks and other financial companies. These deposits generally originate with investment or trust companies or banks, which offer those deposits at market rates to FDIC-insured institutions, such that the balances are fully FDIC-insured. These deposits are generally classified as brokered.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the nine months ended		For the nine months ended
	September 30, 2025		September 30, 2024
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking(1)	$7,906,597	2.14%	$6,684,671	2.40%
Savings and money market	88,687	3.69%	58,777	3.30%
Total deposits	$7,995,284	2.15%	$6,743,448	2.41%

(1) Of the amounts shown for 2025 and 2024, $134.8 million and $149.1 million, respectively, represented balances on which the Bank paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon contractual percentages applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $200.0 million of borrowings with FHLB at September 30, 2025. There were no borrowings on either line at December 31, 2024. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$200,000	$—
Average for the three months ended September 30, 2025	45,067	N/A
Average during the year	15,334	44,220
Maximum month-end balance	450,000	455,000
Weighted average rate year-to-date	4.35%	5.58%
Rate at period end	4.30%	—

Senior Debt

On August 18, 2025, we issued $200.0 million of the 2030 Senior Notes, with a maturity date of September 1, 2030, and a 7.375% interest rate, with interest paid semi-annually on March 1 and September 1, commencing on March 1, 2026. The 2030 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. In lieu of repayment of debt from dividends paid by the Bank to the Company, industry practice includes the issuance of new debt to repay maturing debt.

In addition, in August 2025, we repaid all issued and outstanding Senior notes due 2025.

Other long-term borrowings

At September 30, 2025, we had other long-term borrowings of $13.8 million compared to $14.1 million at December 31, 2024. The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

The 2038 Debentures, which total $13.4 million, mature in March 2038 and bear interest at SOFR plus 3.51%, are grandfathered to qualify as Tier 1 capital at the Bank.

Other Liabilities

Other liabilities amounted to $67.2 million at September 30, 2025, compared to $68.0 million at December 31, 2024.

Shareholders’ Equity

As a means of returning capital to shareholders, we implemented the stock repurchase programs described below. Under the repurchase programs, we intend to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase programs may be modified or terminated at any time.

On October 23, 2024, the Board approved a common stock repurchase program for the 2025 fiscal year (the “2025 Repurchase Program”), which authorizes the Company to repurchase $37.5 million in value of the Company’s common stock per fiscal quarter in 2025, for a maximum amount of $150.0 million. On July 7, 2025, the Board of the Company authorized the increase of the capacity of the Company’s existing share repurchase program for the third and fourth quarters of 2025 to $300.0 million and $200.0 million for 2026 (the “Repurchase Plan”). This increase cumulatively represents up to $500.0 million in share repurchases through year-end 2026.

During the three and nine months ended September 30, 2025, the Company repurchased 2,034,053 and 3,472,396 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $73.74 per share and $64.80 per share, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Financial instruments whose contract amounts represent potential credit risk for us primarily consist of our unused commitments to extend credit which were approximately $1.95 billion and $1.97 billion at September 30, 2025 and December 31, 2024, respectively. The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of those lines is generally based upon the value of the collateral, and not expected usage. The majority of those available lines have not been drawn upon, and SBLOC loans are “demand” loans and can be called at any time.

In addition, we have standby letters of credit of $85,000 and $1.7 million as of September 30, 2025 and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended September 30, 2025 is included under “Asset and Liability Management” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2024 Form 10-K, as amended.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2025 due to the material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, as amended. The material weaknesses identified exist in the design of two controls related to (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC, and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans.

Remediation Plan for Material Weaknesses

In response to the identified material weaknesses with respect to the two controls noted above, management instituted a remediation plan to enhance its internal control over financial reporting to: (i) require receipts of approval and documentation of the same prior to the filing of any required periodic report with the SEC; and (ii) refine the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our testing and evaluation of the enhanced controls for effectiveness. Management may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
July 1, 2025 - July 31, 2025	234,547	$63.94	234,547	$285,004
August 1, 2025 - August 31, 2025	500,634	$70.25	500,634	$249,833
September 1, 2025 - September 30, 2025	1,298,872	$76.86	1,298,872	$150,000
Total	2,034,053	$73.74	2,034,053	$150,000

(1) During the third quarter of 2025, all shares of common stock were repurchased pursuant to the 2025 Repurchase Program, which was approved by the Board on October 23, 2024 and publicly announced on October 23, 2024. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of its common stock totaling up to $37.5 million per quarter, for a maximum amount of $150.0 million in 2025. As announced on July 7, 2025, the Board authorized the increase of the capacity of the existing share repurchase program for the third and fourth quarters of 2025 to $300.0 million. The Company may repurchase shares through open market purchases, including through written trading plans under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

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

Item 5. Other Information

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1

Second Supplemental Indenture, dated as of August 18, 2025, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 18, 2025).

4.2	Form of 7.375% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 18, 2025).
31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Section 1350 Certifications*

32.2	Section 1350 Certifications*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10

THE BANCORP, INC.
(Registrant)

November 10, 2025	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 10, 2025	/S/ MARTIN EGAN
Date	Martin Egan Chief Accounting Officer