Form 10-K
period 2025-12-31
Bancorp, Inc.
filed 2026-02-25
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2025 of $56.97 was approximately $2.52 billion.

As of February 23, 2026, 42,193,830 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

•natural disasters, pandemics, other public health crises, acts of terrorism, geopolitical conflict, including trade disputes and tariffs, sanctions, war or armed conflict, such as the conflicts between Russia and Ukraine and Israel and Hamas and the possible expansion of such conflicts in surrounding areas, or other catastrophic events could disrupt the systems of us or third-party service providers and negatively impact general economic conditions;

•we may not be able to sustain our historical growth rates in our loan, prepaid and debit card and other lines of business;

•our focus on growth in fintech solutions and its future potential impact on our operations and financial condition may result in new operational, legal and financial risks;

•risks related to actual or threatened litigation;

•our ability to maintain effective internal control over financial reporting;

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

PART I

ITEM 1. BUSINESS.

Overview

The Bancorp, Inc. (the “Company,” “we,” “us,” “our” or “the holding company”) is a Delaware financial holding company and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association (the “Bank”). The Bank is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. The vast majority of our revenue and income is generated through the Bank. As described more fully below, our business strategy is focused on Fintech Solutions, including program sponsorship, payment services, and sponsored lending. We expect our fintech business to generate non-interest income and attract stable, lower cost deposits which we then seek to deploy into lower risk assets in specialized markets through the specialty lending activities of our Credit Solutions business.

An overview of our operations follows, including discussion of Fintech Solutions, Credit Solutions, and Other Operations.

Fintech Solutions

We are a leading fintech bank, focused on partnering with fintech innovators and providing a dynamic portfolio of payment and lending solutions. Our focus is on continually evolving our product offerings to meet the needs and goals of different partners, and building a strong foundation of technology and services, while maintaining a focus on strong and effective regulatory compliance.

The Fintech Solutions business line partners with fintech companies and other technology focused payment-based providers (collectively “partners”) to deliver payment, deposit, and sponsored lending products that attract stable, lower-cost deposits and generate fee income. Deposits generated through these partner relationships are deployed into loan and lease products offered by both Sponsored Lending and the Credit Solutions business line.

Our fintech services are provided to organizations with a pre-existing customer base, and the products are tailored to support or complement the services provided by these organizations to their customers. We typically provide these services under the name and through the facilities of each partner.

The Fintech Solutions division’s capabilities include: the sponsored issuance of deposit accounts and debit, credit, and prepaid cards; sponsored lending products for fintech partners; and payment processing solutions, including acquiring, ACH, and near-and real-time payment services in support of its partners.

An overview of our fintech products is as follows:

•Program sponsorship includes debit, credit and prepaid cards that we issue for companies that market directly to end users. The Bank issues the cards, provides access to the card networks, maintains deposits, and is the sponsor bank of record for accounts. Our card-accessed deposit account types are diverse and include consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.

Fee income from Prepaid, debit card and related sources was $103.5 million and $97.4 million for 2025 and 2024, respectively. The majority of fees that we earn result from contractual fees paid by our partners, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement networks such as Visa or Mastercard, which are also determined on a per transaction basis.

•Payment services delivers real-time, end-to-end payment processing, including automated clearing house (“ACH”) and Rapid Funds Transfer products. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through networks such as Visa or Mastercard.

Fee income from ACH, card and other payment processing was $21.0 million and $14.6 million for 2025 and 2024, respectively.

•Sponsored lending, or Fintech loans, consist of short-term loans originated by the Bank, with the marketing and servicing assistance of our partners. Loans receivable originated under fintech agreements are governed by an agreement with the borrower and may include secured credit cards and unsecured short-term extensions of credit. For the secured credit card program, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. Unsecured fintech loans include payroll advance and other short term-extensions of credit, which are typically repaid within a year of origination. As of December 31, 2025, all fintech loans are covered by credit enhancement agreements as discussed further in Item 7, “Management’s Discussion and Analysis—Financial Condition—Total Loan Portfolio—Fintech Programs.”

We began originating significant volumes of fintech loans in the fourth quarter of 2024, and this segment of our total loan portfolio has grown significantly in 2025, to $1.10 billion, or 15% of our total loan portfolio as of December 31, 2025, from $454.4 million, or 7% as of December 31, 2024.

The revenue generated through fintech loan agreements is primarily fee revenue, and not interest income. Fintech fees were $16.6 million and $4.8 million for 2025 and 2024, respectively.

As of December 31, 2025, 91% of our total deposits were sourced from Fintech Solutions business, primarily from Program sponsorship.

Prepaid and debit card gross dollar volume (“GDV”) is one metric used in measuring volume of activity for Fintech Solutions, and was $178.21 billion in 2025, a 17% increase from $152.64 billion in 2024.

Credit Solutions

Our Credit Solutions business offers flexible, specialty credit solutions, focused on developing customized products and programs to meet the needs of our clients.

An overview of our total loan portfolio as of December 31, 2025 follows:

•Real estate bridge lending (“REBL”) is $2.26 billion of loans, or 31% of our total loan portfolio, and consists of commercial real estate bridge loans for purchase and rehabilitation of existing multi-family workforce housing properties that have existing cash flow. REBL loans generally have three-year terms with two one-year extension options. These loans are primarily collateralized by apartment buildings, or other commercial real estate, and generally do not have recourse to the borrower (except for carve-outs such as fraud) and, accordingly, generally depend on cash reserves and cash generated by the underlying properties for repayment. As of December 31, 2025 78% of the loans were fixed rate, and 22% were variable rate with monthly adjustment. The weighted average origination date loan-to-value (“LTV”) for the December 31, 2025 REBL portfolio was 71%.

•Institutional banking is $1.96 billion of loans, or 27% of our total loan portfolio, and includes lending and banking services to wealth management clients, including securities-backed lines of credit (“SBLOCs”), insurance policy cash value-backed lines of credit (“IBLOCs”), and financing to investment advisors, made for purposes of debt refinance, acquisition of another firm or internal succession. SBLOCs and IBLOCs are collateralized by marketable securities and the cash value of insurance policies, respectively, and are typically offered in conjunction with brokerage accounts. Advisor loans are collateralized by investment advisors’ business franchises. SBLOC and IBLOC loans are variable-rate demand loans and generally reprice monthly, as the prime rate changes. Investment advisor loans generally have seven-year terms with fixed rates.

•Small business lending (“SBL”) is $1.01 billion of loans, or 14% of our total loan portfolio, and is comprised primarily of Small Business Administration (“SBA”) loans, including the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program. This segment also includes SBL non-real estate loans that are collateralized by business assets and SBL commercial mortgage and construction loans that are collateralized by real estate for small businesses.

•Direct lease financing is $685.4 million of loans, or 9% of our total loan portfolio, and includes our fleet management services business which is primarily vehicle fleet leasing to commercial and government entities, and to a lesser extent other equipment leasing. Terms for leases are generally 36 to 60 months.

In addition to loans under our Credit Solutions business, we have sponsored lending, or Fintech loans. Fintech loans total $1.10 billion, or 15% of our total loan portfolio as of December 31, 2025. See further discussion above under “Fintech Solutions- Sponsored Lending”.

The remaining (3%) balance of our loan portfolio consists of deferred loan fees and other loans, which includes warehouse financing related to loan sales to third-party purchasers of real estate bridge loans and certain HELOC and commercial loan legacy products.

The total loan portfolio outlined above includes loans recorded at fair value of $139.4 million as of December 31, 2025 that were originated for sale or securitization through the first quarter of 2020. That portfolio is now held for investment at fair value, and continues to be in runoff. All loan originations now are being recorded as held for investment.

Other Operations

Account Services. Depending upon the product, account holders may access our products through the website or app of our partners, or through our website. This access may allow account holders to apply for loans, review account activity, pay bills electronically, receive statements electronically and print statements.

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

Our Strategies

Our principal strategies are to:

Generate Non-Interest Income from Fintech Solutions Products.

Our principal focus is the growth of our Fintech Solutions business, and related fintech fee income, through growing our program sponsorship balances, growing our product offerings, and expanding our platform. We have steadily grown our fintech loan receivable balance since the fourth quarter of 2024, and we have been growing our gross dollar volume of prepaid and debit card transactions. These efforts have led to a $1.10 billion balance of fintech loans as of December 31, 2025, a 142% increase from $454.4 million as of prior year end. Further, our total fintech fee income has increased to $141.1 million for the year ended December 31, 2025, a 21% increase from $116.8 million for 2024.

Develop New Partner Relationships, and Retain and Grow Existing Relationships.

Our Fintech Solutions business is driven by our relationships with our partners, through which we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We seek to continue to develop these relationships with new organizations with established membership, customer or client bases, as well as maintain and expand our product offerings with current partners.

We believe that marketing targeted products and services to customers through their pre-existing relationships with our partners, we will continue to generate stable and lower cost deposits compared to certain other funding sources, generate and grow fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

Fund our Loan and Investment Portfolio with Low-Cost, Stable Deposits and Optimize our Balance Sheet Allocation.

We fund our Credit Solutions business through deposits that are primarily sourced from our Fintech Solutions business. This source is primarily comprised of millions of small transaction-based consumer balances which are obtained through and with the assistance of partner relationships. These accounts have an established history of stability and lower cost than certain other types of funding and certain components of our deposits experience seasonality, creating excess liquidity at certain times. We utilize this funding to invest in our assets, primarily our loan and investment portfolios.

We manage our balance sheet to remain under $10 billion in assets to maintain our exemption from regulated limits on interchange fees, among other benefits, under the Durbin Amendment. Failure to do so could adversely impact our revenues and relationships, as certain of our fee-sharing relationship agreements include the right to terminate our agreement in such an event. Our strategies in managing our balance sheets includes balancing our loan and investment portfolio to strategically optimize earnings while supporting the growth of our business. We may utilize a number of strategies to manage the composition of our balance sheet, including deposit sweeps, loan sale and flow sale arrangements, and other off-balance sheet funding strategies.

Use our Robust Infrastructure as a Platform for Continued Innovation and Growth, and Develop AI tools to Increase Efficiency.

Historically, we have made significant investments in our banking platform and infrastructure to support our growth. We continue to invest in our infrastructure, with a focus on investing in automation and AI tools to gain cost efficiency and increase productivity of our people and platform, and redeploying or reducing resources where appropriate. We believe that our infrastructure can accommodate significant additional growth without a proportionate increase in expense. We believe that this infrastructure enables us to maximize efficiencies through economies of scale as we grow without adversely affecting our relationships with our customers.

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate. For prepaid and debit card accounts, our largest source of funding and fee income, competitors include banking as a service banks, such as Pathward Financial, Coastal Community, and others. SBLOC competitors include TriState Capital. For SBA loans, our competitors include Live Oak Bank, and for leasing our competitors include Enterprise. For REBL loans, competitors include companies such as Bridge Investment Group. Significant costs of entry in many of the products we offer or markets we compete in include consumer protection compliance, and Bank Secrecy Act (“BSA”) and other regulatory compliance costs, which may impact competition for prepaid and debit card accounts. We believe that our ability to compete successfully depends on a number of factors, including:

•our ability to expand our partner relationships;

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

•the capacity, reliability and security of our network infrastructure; and

•competitors’ interest rates and service fees;

The risks associated with our competitors are more fully discussed in Item 1A, “Risk Factors”.

Sales and Marketing

Partner Relationships. Our sales and marketing efforts to existing and potential fintech company partners and other organizations are national in scope. We use a personal sales and targeted media advertising approach to market to these potential business partners. Under our direction, the partners with which we have relationships perform additional sales and marketing functions to the ultimate individual customers. Our marketing program consists of:

•direct contact with potential partners by our marketing staff, with relationship managers focusing on particular regional markets;

•attending and creating presentations at trade shows and other events for targeted organizations; and

•print and digital advertising.

Technology and Cybersecurity

Primary System Architecture. We provide financial products and services through a secure, tiered architecture using commercially available software and with third-party providers whom we believe to be industry leaders. We maintain a platform of web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique product offerings and to serve our partners, customers, and clients. User activity is distributed across our service offerings, with internally developed software and cloud services, as well as third-party platforms and processors. The goal of our systems design is to service our partner and client requirements efficiently, which has been accomplished using data and service replication between data centers and cloud platforms for our critical applications. The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands. In addition to built-in redundancies, we monitor our systems using automated internal tools as well as third-parties for Security and Network Operations Center Services and to validate our controls.

Cybersecurity. We have an established Cybersecurity Program that is mapped to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security® (“CIS”) Critical Security Controls, and relevant International Organization for Standardization (“ISO”) standards. We also obtain annual Payment Card Industry (“PCI”) certification. Highlights of the program include:

•Monitoring and reporting of systems and critical applications;

•File access and integrity monitoring and reporting;

•Data loss prevention controls;

•Threat intelligence;

•Detailed vulnerability management;

•Regular vulnerability assessments;

•A security testing schedule, which includes internal/external penetration testing;

•A training and compliance program for staff, including a detailed policy; and

•Third-party vendor management.

Intellectual Property and Other Proprietary Rights

We use third-party providers for a significant portion of our core and internet banking systems and operations. Where applicable, we rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our partners, because we maintain control over the software used for banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our partners, customers and clients, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the needs of our partners are substantially more significant to our ability to succeed.

Human Capital Management

We believe that human capital management is an essential component of our continued growth and success. Key human capital resources and management strategies are described below.

Employees. As of December 31, 2025, we had 733 full-time employees and believe our relationship with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Oversight. Our Chief Human Resources Officer reports directly to the President and Chief Executive Officer (“CEO”) and oversees most aspects of the employee experience, including talent acquisition, learning and development, talent management, inclusion, employee relations, payroll, compensation and benefits.

Talent Acquisition and Development. We aim to attract, develop and retain high-performing talent with a range of backgrounds and experiences who can further our strategic business objectives. To that end, we offer market-competitive compensation and strive to accelerate employees’ professional development through performance management and fostering a learning culture. Our employees work together with their managers to set business and professional development goals, supported by a variety of resources and tools developed to help employees enhance their technical, managerial and leadership skills.

Total Rewards and Employee Well-Being. We are committed to providing competitive benefit programs designed with the everyday needs of our employees and their families in mind. Full-time employees are eligible for healthcare coverage, life and disability coverage, retirement benefits, paid and unpaid leave, employee assistance programs, and tuition reimbursement. These programs offer resources that promote employee well-being in various aspects, including mental, physical, and financial wellness.

Inclusive Work Environment. We strive to maintain an inclusive work culture in which individual differences and experiences are valued, and all employees have the opportunity to contribute and thrive. We believe that leveraging the wide range of perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. We implement strategies and initiatives that promote these values at all levels, such as training, employee resource groups (“ERGs”), and community service activities.

Employee Engagement. We strive to foster and maintain a workplace that offers a positive, inclusive culture for all employees and annual employee engagement surveys are used to gather employee feedback. These survey results are considered in the planning and implementation of employee programs, initiatives, and communications.

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

The requirements and restrictions under federal and state laws to which the Bank is subject include restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations. Any change in the regulatory requirements and policies by the OCC, the Federal Reserve, other federal regulatory agencies, Congress, or the states in which we operate or where our customers reside, could have a material adverse impact on the Company, the Bank, and our operations.

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

The risk-related standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2025, the Company and the Bank had total capital to risk-adjusted assets ratios of 12.19% and 15.13%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 11.08% and 14.03%, respectively.

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines to supplement the risk-based capital guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. However, banks under $10 billion in assets typically maintain a Tier 1 capital to adjusted average total assets ratio exceeding 8%. Currently, the Bank’s internal guidelines suggest a ratio of 9%. The regulatory guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2025, the Company and the Bank had leverage ratios of 7.64% and 9.70%, respectively.

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

Basel III Capital Rules. The federal banking agencies have adopted rules, referred to as the Basel III rules, which implement the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards. The Basel III rules, among other things: (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the specific requirements of the Basel III rules.

Minimum capital ratios in effect at December 31, 2025 were as follows:

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

As of December 31, 2025, we were in compliance with the Basel III rules. We remain in compliance with such rules and believe the Company and the Bank will continue to be able to meet targeted capital ratios. Actual ratios as of December 31, 2025 are shown in the following paragraph.

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the PCA provisions of the FDIA. Depository institutions are assigned one of five capital categories – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” – and are subject to different regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources,” an institution is deemed well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50%, and a leverage ratio of at least 4.00%. At December 31, 2025, the Company’s total risk-based capital ratio was 12.19%, Tier 1 risk-based capital ratio was 11.08%, and leverage ratio was 7.64% while the Bank’s ratios were 15.13%, 14.03% and 9.70%, respectively and, accordingly, both the Company and the Bank were well capitalized within the meaning of applicable regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.

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

Brokered Deposits. A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Prior to June 30, 2021, the majority of the Bank’s deposits were classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third-parties. In December 2020, the FDIC issued a regulation which resulted in the reclassification of the majority of the Bank’s deposits from brokered to non-brokered, which generally resulted in a reduction of FDIC insurance expense rates. See “Insurance of Deposit Accounts” below. These designations are subject to the FDIC’s ongoing assessment and there can be no assurance that such classifications will be permanent.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on the Bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors and its assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized. The above-referenced rates apply to institutions with assets under $10 billion. Other rates apply for larger or “highly complex” institutions. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2025, the Bank’s DIF assessment rate was 5.96 basis points, subject to increase at any time in the future.

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

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. At December 31, 2025, the Bank’s limit on loans to one borrower was $138.9 million. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by marketable securities.

Transactions with Affiliates and other Related Parties. There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including the Company and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2025, the Company was not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. At December 31, 2025 and 2024, loans to these related parties amounted to $4.8 million and $6.9 million, respectively.

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

Privacy and Information Security. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third-parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third-party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank has adopted privacy standards that we believe will satisfy regulatory scrutiny and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms. The Gramm-Leach-Bliley Act (the “GLBA”) and other laws require us to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to provide for the security and confidentiality of customer records and information. As a result, we have implemented and continue to assess and improve our security and privacy policies and procedures to protect personal and confidential information.

Data privacy and data protection are areas of increasing regulatory focus, particularly at the state level. For instance, the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act, the “CCPA”) gives California consumers each of the following rights, among other things: to request disclosure of information collected about them and be informed about whether such information has been sold or shared; to request deletion of personal information (subject to certain exceptions); to opt out of the sale of such consumer’s personal information; and to not be discriminated against for having exercised the foregoing rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to GLBA. Other states have implemented, or are considering implementing, similar legislation. We believe that the Company is taking the necessary steps to comply with these evolving laws where applicable.

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-

out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

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

See Item 1A, “Risk Factors”, for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) expanded provisions of the BSA, criminalized the financing of terrorism and augmented the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to implement a written customer identification program, have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA") was enacted, amending the Bank Secrecy Act ("BSA").The AMLA was intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws, to include goals of preventing money laundering, terrorism financing, tax evasion and fraud. impacting our operations. Key provisions include the codification of a risk-based approach to anti-money laundering compliance, the requirement for the U.S. Department of the Treasury to establish priorities for anti-money laundering policies, and the development of standards for testing technology and internal processes related to BSA compliance. Additionally, the AMLA imposed ultimate beneficial ownership reporting requirements via corporate transparency requirements, subject to multiple categories of exemptions. In June 2021, the Financial Crimes Enforcement Network ("FinCEN") issued priorities for anti-money laundering and countering the financing of terrorism policy as mandated by AMLA. These national priorities, including corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing, guide our compliance efforts. Certain statutory provisions in the AMLA are expected to require additional rulemakings, reports and other measures by FinCEN, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

Unfair or Deceptive or Abusive Acts or Practices. Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce. Dodd-Frank codified this prohibition and expanded it even further by prohibiting abusive practices. These prohibitions, commonly referred to as “UDAAP,” apply to all areas of the Bank’s operations, including its marketing and advertising practices, product features, account agreements terms and conditions, operational practices, and the conduct of third-parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to the marketplace.

Other Consumer Protection-Related Laws and Regulations. The Bank is subject to a wide range of consumer protection laws and regulations which may have an enterprise-wide impact or may principally govern its lending or deposit operations. To the extent the Bank engages third-party service providers in any aspect of its products and services, the third-parties may also be subject to compliance with applicable law and must therefore be subject to Bank oversight.

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

The Bank operates its CRA program under a strategic plan approved by its regulator. The current strategic plan covers the period of January 1, 2026 through December 31, 2030 and was approved by the OCC on December 19, 2025. The Bank continues to closely monitor its performance in alignment with the strategic plan to meet the lending, service and investment requirements it contains. Additionally, the Bank was assigned a “Satisfactory” CRA rating in its most recent CRA performance evaluation, which was completed in February 2023.

Enforcement. Under the FDIA, federal banking regulators have authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the Bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to the institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil money penalties cover a wide range of violations and can be assessed on a per-day basis, with substantially higher amounts in egregious cases. Federal law also establishes criminal penalties for certain violations.

Reserve Requirements. Federal Reserve regulations require banks to maintain reserves against their demand deposits, with lesser reserves on limited transaction accounts, after subtraction of exempted amounts. For 2025, the exemptions for demand deposits and limited transaction accounts were, respectively, $37.8 million and $645.8 million. At December 31, 2025, the Bank had $104.6 million in cash and balances at the Federal Reserve. While legal statutes require recalculation of these exemptions annually, the Federal Reserve, as a result of the COVID-19 pandemic, waived reserve requirements and has not reinstated them through December 31, 2025. We believe we have sufficient sources of liquidity to offset the impact of reserve requirements if or when they are reinstated.

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

Dodd-Frank requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of Dodd-Frank has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

OCC Supervisory Strategies Related to Banking Regulations. The OCC announced on October 1, 2024 that its supervisory strategies for its fiscal year 2025 would focus on: (a) asset and liability management; (b) credit risk management and allowance for credit losses (“ACL”); (c) cybersecurity; (d) operational resilience; (e) payments-related risk management; (f) change management; (g) third-party risk management; (h) BSA/anti-money laundering and OFAC/sanctions programs compliance management; (i) consumer compliance and fair lending risk; (j) CRA performance; and (k) climate-related financial risk management. The OCC’s 2025 supervisory plan provided the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their technology service providers.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves risk. The following risk factors, the information set forth under “Cautionary Note Regarding Forward-Looking Statements” and all of the other information contained in this Annual Report on Form 10-K should be read carefully in connection with evaluating our business. The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and cash flows in future periods and are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse to our business in future periods or if circumstances change.

Our risk factors are organized into sections, and a summary of the content of the sections is as follows:

•Business and Strategy – contains discussion of risks related to our strategic goals, growth, new lines of business, products and services, digital delivery channels, acquisitions, artificial intelligence, and liquidity management.

•Regulatory and Compliance—contains discussion of risks related to the impact of government regulation or changes in regulation, personal data protection and privacy law compliance, our enterprise risk-management framework, processes and strategies, and the consequences if our balance sheet grows above $10 billion as of December 31 of any calendar year.

•Competition—contains discussion of competitive markets we operate in.

•Economic—contains discussion of the impact on our business of periods of negative economic conditions, U.S. federal government shutdown, and changes in interest rates.

•Fintech Solutions Business—contains discussion of concentration of partner relationships, regulatory and legal requirements specific to the industry, the impact of changes in rules or standards or rates of the payment networks, fraud risk, the risk of no longer being classified as non-brokered, fund transfer and payment related risks, risk related to partner agreements, and compliance risk related to unclaimed funds.

•Credit Solutions Business—contains discussion of lending risks, model risk, credit fraud and regulatory risks related to partner agreements for marketing and servicing loans, risks specific to real estate bridge lending, and SBA lending program risks.

•Operations—contains discussion of risks of interruptions or failures in technology, cybersecurity risk, third-party outsourcing risk, and key employee risk.

•Taxes and Accounting—contains discussion of accounting estimates risk, change in accounting policy or standard risk, and internal control risk.

•Ownership of Our Common Stock—contains discussion of risk related to the Bank’s ability to dividend to the holding company and impact on our ability to return capital, share repurchase program risks, the impact of anti-takeover provisions, and the required judicial forum for disputes.

Business and Strategy

We cannot assure you that we will be able to accomplish our strategic goals as necessary to meet our financial targets.

Our future earnings, and ability to meet our financial targets, will reflect our level of success in accomplishing our strategic goals, including: (i) growing our Fintech Solutions business, and generating non-interest income from Fintech Solutions products; (ii) developing new partner relationships, and retaining and growing existing relationships; (iii) funding our loan and investment portfolio with low-cost, stable deposits and optimizing our balance sheet allocation; and (iv) using our robust infrastructure as a platform for growth, and developing AI tools to increase efficiency in our expense base.

We may be unable to achieve these strategic goals, in whole or in part, or achieve the goals within our intended timelines, and the achievement of these goals may not have the intended benefit to our financial results, due to many factors including, but not limited to:

•any failures to grow our product offerings, expand our platform or grow our program sponsorship balances;

•our ability to attract new partnerships, or retain or grow existing relationships;

•any disruption in our ability to source low-cost, stable deposits;

•our decisions around balancing our loan and investment portfolio to optimize earnings while supporting the growth of our business may not yield our anticipated net margin;

•our ability to manage credit risk to intended levels; and

•our decisions around investments in our infrastructure, redeployment of, or reduction in resources, and use of AI may not have the beneficial impact that we intended to our processes, efficiency, and results.

In addition, many external factors may also impair our ability to accomplish our strategic goals, including but not limited to changes in market or economic conditions, changes to regulations impacting our business, and competition, among other factors.

We could encounter challenges in managing strong growth across various aspects of our business simultaneously and may require diverting resources or otherwise incurring additional costs, and potentially limit our ability to expand our operations successfully.

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

The Bank has introduced, and in the future may introduce, new products and services to differing markets either alone or in conjunction with third-parties. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third-parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed, or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon digital delivery channels for our banking and fintech services, and are subject to the risks associated with those channels.

We utilize digital delivery channels and other automated electronic processing in our banking and fintech services and do not have physical locations, in contrast to the internet banking services of an established traditional bank. Several factors contribute to the unique challenges that internet-based banks and fintech focused banks face. These include concerns for the security of personal information, the absence of personal relationships between bankers and ultimate customers, the absence of loyalty to a traditional hometown bank, the customer’s difficulty in understanding and assessing the substance and financial strength of an internet-based bank, a lack of confidence in the likelihood of success and permanence of internet-based banks and many individuals’ unwillingness to trust their personal assets to a relatively new technological medium such as the internet.

Many traditional financial institutions offer the option of internet-based banking and financial services to their existing and prospective customers. The public may perceive traditional financial institutions as being safer, more responsive, more comfortable to deal with and more accountable as providers of their banking and financial services, including their internet-based banking services. We may be unable to offer internet-based banking services and relationship features that provide sufficient advantages to compete successfully with established traditional financial institutions.

Moreover, both the internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to compete will depend, in part, upon our ability to address the needs of our partners and customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our partners and customers. Such products may also prove costly to develop or acquire.

Potential acquisitions may disrupt our business and dilute stockholder value.

From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities and negotiations related to possible transactions with other financial institutions and financial services companies. Acquiring other banks or businesses involves various risks including, but not limited to potential exposure to unknown or contingent liabilities of the target entity, difficulty and expense of integrating the operations and personnel of the target entity, and potential increases to applicable banking or tax laws or regulations that impact the target entity. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, any failures to realize the projected benefits from an acquisition, including revenue increases, cost savings, increases in geographic or product presence, and/or other operational synergies could have a material adverse effect on our financial condition and results of operations.

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, partners, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The developments and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may product output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third-parties, and, to that extent, would be dependent in part on the manner in which those third-parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third-parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Ineffective liquidity management could adversely affect our financial condition and results of operation.

Liquidity is essential to our business. We rely on different sources of funding to meet our potential liquidity demands. Our primary sources of funds are deposits, derived principally through our Fintech Solutions business, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. We also utilize wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, borrowings, and the sale of loans and other sources which could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Additionally, negative news about us or the banking industry in general could negatively impact market or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdraws, particularly among those with uninsured deposits. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill our obligations, such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” of this Form 10-K.

Regulatory and Compliance

We are subject to and may be affected by extensive government regulation or material changes in the regulatory landscape.

We are subject to extensive federal and state regulation and supervision, which has increased in recent years as a result of stress to the financial system. Our subsidiary, The Bancorp Bank, N.A., is a national bank that is also subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, rather than our stockholders. These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time due to a variety of factors, including deterioration in asset quality. A failure by either the Bank or the Company to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed. Moreover, a failure by either the Bank or the Company to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices, as discussed further under Item 1, “Business – Regulation and Supervision,” could result in regulatory sanctions, third-party liabilities, and could damage our business and reputation.

The Bank continues to closely monitor its performance in alignment with its CRA strategic plan to meet the specified lending, service and investment requirements contained therein. There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the Bank would be subject to certain business restrictions as required by the CRA and FDIC regulations.

The legal and regulatory landscape is frequently changing as Congress and regulatory agencies adopt or amend laws, or change interpretation of existing statutes, regulations or policies. These changes could affect the Company and the Bank in substantial and unpredictable ways and could have a material adverse effect on our financial condition and results of operations. For example, the Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank. If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations. Additionally, any change in regulators or policy changes within current regulators may increase our operating costs and impact our business strategy, governance structure, financial condition or results of operations.

Failure to comply with personal data protection and privacy laws can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy. These laws and regulations may be interpreted and applied differently from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the CCPA as well as comprehensive privacy legislation passed in other states, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

Our enterprise-wide risk management framework, processes and strategies must be effective.

Our enterprise-wide risk management framework, processes and strategies must be effective, otherwise losses may result. We manage asset quality, liquidity, market sensitivity, operational, regulatory, third-party vendor and partner relationship risks and other risks through various processes and strategies throughout the organization. However, our risk management measures may not be fully effective in identifying and mitigating risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. Some of our methods of managing risk are based upon the use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If our risk management judgments and strategies are not effective, or unanticipated risks arise, our income could be reduced or we could sustain losses.

We will be subject to heightened regulatory requirements and experience adverse business consequences if our total assets exceed $10 billion as of December 31 of any calendar year.

If our total assets exceed $10 billion at December 31 of any calendar year, we will become subject to heightened regulatory requirements and our operating results may suffer. As of December 31, 2025, our total assets were $9.35 billion. Although we intend to manage our balance sheet to remain below $10 billion in total assets, growth in deposits and associated asset growth could cause us to exceed that threshold as of a calendar-year end. If we have total consolidated assets of $10 billion or more at calendar year-end, the exemption for small issuers ceases to apply as of July 1 of the following calendar year, although the exemption can be regained if our consolidated assets fall below the $10 billion threshold at calendar year-end in the future.

Banks with $10 billion or more in total assets are subject to additional regulatory requirements and supervisory oversight. Among other things, such institutions are examined directly by the Consumer Financial Protection Bureau with respect to federal consumer financial laws; are subject to reduced dividends on the Bank’s holdings of FRB common stock; are subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; are subject to certain enhanced prudential standards; are no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and are not eligible to elect the Community Bank Leverage ratio. Further, loss of the small issuers exemption could result in the termination of certain beneficial fee-sharing prepaid card programs that are available to us while we remain below $10 billion in total assets.

Compliance with these additional requirements would increase our regulatory obligations and may require additional personnel, enhanced internal controls, and other significant expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

Competition

We operate in highly competitive markets, and our partnership marketing strategy has been adopted by other institutions with which we compete.

We face substantial competition in all areas of our operations from a variety of different competitors, including commercial banks and their holding companies, credit unions, leasing companies, consumer finance companies, factoring companies, insurance companies, money market mutual funds and card issuers, online lenders, financial technology companies and other non-traditional competitors. See Item 1, “Business—Competition.”

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

Several online banking operations as well as the online banking programs of traditional banks have instituted partnership marketing strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or make it difficult for us to compete effectively in obtaining partner relationships.

Economic

Periods of weak economic, slow growth, and/or inflationary conditions in the U.S. economy have had, and could have significant adverse effects on our business performance, growth prospects, and operating results.

Periods of weak economic, slow growth, and/or inflationary conditions in the U.S. economy have had, and could have significant adverse effects on our business performance, growth prospects, and operating results. Unfavorable economic trends including slowing growth, inflation, declines in real estate values and other changes or instability in the macroeconomic environment may cause declines in the availability of credit, change consumer spending behavior, lead to reductions in the value of real estate-related assets, and impair the ability of certain borrowers to repay their obligations. In recent periods, the U.S. economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may result in elevated credit losses, decreased activity and demand for our products and services, and adversely affect our business, financial condition, and results of operations.

Further, our general business and economic climate has been subject to uncertainty due to events of actual and threatened U.S. government shutdowns, concerns around downgrades to the credit rating of the U.S. government, and uncertainty surrounding the impacts of actual or potential emerging U.S. government policies. Concerns around government actions, policies or related impacts could create financial turmoil and uncertainty, which could weigh heavily on the macroeconomic climate and global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Prolonged periods of inflation may impact our profitability should higher borrowing costs stress borrower repayment, or should our non-interest expense increases not be adequately offset by revenue increases. Higher costs of living for borrowers could also negatively and materially impact loan performance and loan demand. In addition, weak economic conditions can also impact consumer spending and related fees in our payments businesses.

A prolonged U.S. federal government shutdown or default by the United States on government obligations could harm our results of operations.

Any prolonged disruption of U.S. federal government operations could materially and adversely affect our business, financial condition and results of operations. Our results of operations, including revenue, non-interest income, expenses and net interest income, could be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. federal government operations, particularly those pertaining to the SBA. Any such failure to maintain such U.S. federal government operations would impede our ability to originate SBA loans and our ability to sell such loans, which could in turn adversely impact our results of operations.

Changes in interest rates could reduce our income and asset valuations, and adversely affect our business, results of operations and financial condition.

A significant portion of our income and cash flows depends on our net interest margin, or the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental regulatory agencies, including the Federal Reserve and the target Federal Funds rate.

We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of fully eliminating such risks and they may not be as effective as we intend. In particular, rapid increases or decreases in interest rates could have unusually adverse effects on our net interest margin, net interest income and results of operations, to the extent our interest rate risk management techniques are insufficient to mitigate these risks in a timely manner.

The impact of interest rates on our investment portfolio and consolidated financial results, including AOCI, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases.

See further discussion of the effects of interest rate changes on the market value of our portfolio and net interest income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.”

Fintech Solutions Business

There is a significant concentration of deposits and non-interest income that are sourced through partner relationships in our Fintech Solutions business.

We derive a significant percentage of our deposits and non-interest-income from the partner relationship agreements of our Fintech Solutions business. We have multi-year, contractual relationships with partners through which we provide program sponsorship or the issuance of debit, credit and prepaid cards, we deliver payment services processing, and we originate fintech loans. We recognize non-interest income from these fintech services, primarily total fintech fees and fintech loan credit enhancement income. Also, from these fintech services we source our deposits, which are comprised primarily of millions of small transaction-based consumer balances, the vast majority of which are FDIC-insured.

There is a significant concentration of deposits and non-interest income that are sourced through these partner relationships.

Concentration based on Deposit Balances: Of our total deposits at year-end 2025, the top three partner relationships accounted for $3.83 billion (47%) and the next three largest accounted for $1.35 billion (17%). Those same partners, based on largest deposit concentration, also contributed to our noninterest income for the year ended December 31, 2025, with the top three accounting for total fintech fees of $61.6 million (44%) and all fintech credit enhancement income $169.3 million. The next three partners contributed $27.9 million (20%) to total fintech fees.

Concentration based on Income: Of our total non-interest income for the year ended December 31, 2025, the top three partner relationships accounted for total fintech fees of $83.5 million (59%) and all fintech credit enhancement income, or $169.3 million. The next three largest partners accounted for $14.1 million (10%) of total fintech fees. Those same partners, based on largest income concentration, also contribute to deposits at year end, with the top three accounting for $2.02 billion (25%) of deposits and the next three contributing $1.85 billion (23%) of deposits.

We may terminate relationships for various reasons, such as a partner’s failure to implement or maintain sufficient compliance and operational controls, increased financial or regulatory risk, or material changes in applicable law or our business.

Also, a partner could elect to reduce their volumes under our agreement, or terminate or not renew their agreements with us for reasons including the availability of more favorable terms from another provider or dissatisfaction with the level or quality of our services. Further, certain of our partners have been, and in the future may be, acquired by other entities, which could result in the transfer of their business to the acquiror or other institutions upon expiration of their current contractual agreements. In addition, our partner’s products, business strategies, and bank partnership strategies could shift, and, as such, could impact the volumes under our agreement.

If one of these significant relationships were to be terminated or there is a significant decrease in deposits or transactions associated with any of these business relationships, it could materially reduce our deposits and revenues and have a negative impact on our ability to fund our business.

Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and can be subject to frequent change.

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

Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. We also rely upon third-parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third-parties. The Bank in many cases has indemnification agreements with third-parties; however, such indemnifications may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact the Bank in the future.

If our prepaid and debit card and other deposit accounts generated by third-parties were no longer classified as non-brokered, our FDIC insurance expense might increase.

In December 2014, the FDIC issued guidance classifying prepaid deposit accounts and other deposit accounts obtained in cooperation with third-parties as brokered, resulting in the vast majority of the Bank’s deposits being classified as brokered. However, in December 2020, the FDIC adopted a regulation which resulted in the reclassification of the majority of the Bank’s deposits from brokered to non-brokered beginning June 30, 2021, and a decrease in FDIC insurance expense. Such reclassifications and the resulting FDIC insurance expense decrease are dependent upon ongoing consideration by regulators, including recertification requirements for certain accounts. Should the Bank’s capital ratios fall below well-capitalized levels, it would be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. Without such consent, the Bank could not operate its business lines as presently conducted.

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

Agreements between the Bank and its partners related to marketing and servicing fintech loans may subject the Bank to unique compliance, oversight, and other risks.

The Bank has entered into agreements with an unaffiliated partner who provides marketing and servicing assistance with consumer fintech loans originated by the Bank, and may enter into agreements with additional unaffiliated partners in the future related to fintech loans. While we retain responsibility for compliance with applicable laws and regulations and maintain policies, procedures and monitoring designed to oversee these relationships, reliance on third parties exposes us to heightened compliance, oversight, operational, credit and reputational risks.

These programs are subject to extensive and evolving federal and state laws, regulations and supervisory expectations, including those relating to consumer protection, unfair, deceptive or abusive acts or practices, fair lending, privacy and data protection, anti-money laundering, debt collection and other compliance requirements. Regulatory agencies have increased their scrutiny of bank–fintech partnerships and third-party risk management practices. If a third-party fails to comply with applicable laws, regulations or regulatory guidance, or if regulators determine that our oversight, governance or control framework is inadequate, we could be subject to supervisory findings, enforcement actions, civil money penalties, consumer protection litigation, or other adverse consequences.

Certain program structures may also be subject to legal challenge or regulatory scrutiny, including with respect to licensing, rate exportation, “true lender” theories or other matters, which could result in litigation, reputational harm, monetary liabilities or the need to modify, suspend or terminate programs. In addition, these arrangements create risks related to model performance, credit quality, data integrity, information security, business continuity and the financial condition of our partners.

Although our agreements typically include contractual protections, including indemnification and credit enhancement provisions, such protections may be limited in scope, subject to dispute, or insufficient to fully protect us from losses or liabilities. The termination of, or disruption in, one or more significant partner relationships, whether due to regulatory developments, performance issues or other factors, could adversely affect loan originations, servicing operations, fee income and overall financial performance. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Credit Solutions Business

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in economic conditions nationwide or in the localities in which our borrowers operate. Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years. We cannot assure you that we will not experience increases in delinquencies and defaults, or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for credit losses or in loan charge-offs and consequent reductions in our earnings. For our commercial fleet and equipment leasing business line, while we have access to underlying collateral, the value of such collateral can be impacted by many factors including age and condition, market prices and applicable economic conditions. For closed end leases, any deficiency between the residual value of the lease and net sales price results in a loss.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices vary depending on the facts and circumstances of each loan and the type of loan.

Rapid excessive movements in the market value of collateral underlying our loans may not be sufficiently offset by the excess collateral, and losses could result.

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

The quantitative models we use to manage certain accounting and risk management functions may not be effective, which may cause adverse effects on our results of operations and financial condition.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable and estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, fraud or the use of a model for a purpose outside the scope of the model’s design. We rely on models in a number of critical areas, including liquidity stress testing, interest rate sensitivity analysis, allowance for credit losses estimation and compliance monitoring, and regulators increasingly expect the use of robust model governance in these areas. In addition to technical flaws, misunderstanding or misuse of model outputs could result in suboptimal decision-making, regulatory scrutiny or financial loss.

As a result, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.

Agreements between the Bank and its partners to market and service Bank-originated consumer loans may subject the Bank to credit, fraud and other risks, as well as claims from regulatory agencies and our partners that, if successful, could negatively impact the Bank's current and future business.

The Bank has entered into various agreements with unaffiliated partners, whereby the partners will market and service consumer loans underwritten and originated by the Bank. These agreements present potential increased credit, operational, and reputational risks. Because some loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. We may also become subject to claims by regulatory agencies, customers, or other third-parties due to the conduct of the partners with which the Bank operates such lending programs if such conduct is deemed to not comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs. In addition, regulatory agencies or plaintiffs might allege that the Bank’s partner is the “true lender” rather than the Bank, which could lead to enforcement actions, unfavorable interpretations under state consumer protection or usury laws, or other adverse consequences. If a regulatory agency, consumer advocate group, or other third party were to bring successful action against the Bank or any of the partners with which the Bank operates such lending programs, there could be a material adverse effect on our financial condition and results of operations.

We are exposed to credit risks specific to the population of real estate bridge loans, including risks related to the real estate collateral value and risks related to the execution of the properties’ business plan.

Real estate bridge lending (“REBL”) is $2.26 billion, or 31% of our total loan portfolio, as of December 31, 2025. When REBL loans default, we foreclose upon the real estate collateral, recognize the estimated fair value of the property in Other real estate owned (“OREO”) on our Consolidated Balance Sheets, which was $60.7 million as of December 31, 2025. REBL are transitional commercial mortgage loans, made to improve and rehabilitate existing properties, primarily multi-family apartment buildings, and there are unique risks related to this loan population resulting from several factors, including the larger size of loan balances, the dependence on the success of the property owners’ business plan, the property owners’ ability to obtain subsequent funding at the end of their loan term, risks related to the market values of the collateral real estate properties, and risks related to other real estate owned.

REBL are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties, including reduction in occupancy and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. A number of factors may affect a borrower’s ability to make or refinance a balloon payment at the end of the loan term, including the financial condition of the borrower, the prevailing local economic conditions, and the prevailing interest rate environment. If the borrower is delinquent or unable to repay or refinance the loan, we may record increases to our allowance based on any difference between the current market value of the property (net of costs to sell) and our carrying amount of the loan.

We are exposed to potential losses based on changes in the real estate property values underlying the REBL portfolio. While we underwrite these loans based on our required loan-to-value levels, if real estate property values decline and the estimated property value is below our current carrying amount of the loan (net of allowance), our net income could be negatively impacted from increases our allowance or impairment losses on real estate owned. While we historically have not realized charge-offs or realized losses on foreclosed properties related to REBL, there can be no assurances that we will not have significant losses in the future.

Maintenance expense for real estate owned properties can be significant and may not be offset by related revenues. National bank regulations permit the holding of OREO for five years, with the possibility of an additional five year holding upon regulatory approval. Depending upon market conditions at the time of sale, there can be no assurance that the carrying value will be offset by the sales price, which would result in a loss.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to comply with applicable SBA lending requirements and our ability to successfully manage related risks.

Our Credit Solutions operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S. government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations. Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could have a material adverse effect on our financial results. Also, in the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which a loan was originated, funded or serviced by us, the SBA may require us to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us.

Additionally for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. For instance, in the case of 7(a) Program loans, if businesses to which we lend generate inadequate cash flow to repay principal and interest, and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk. As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale and therefore our financial results.

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

Operations

Interruptions or failures in our technology solutions, or those of our third-party service providers, could impact or interrupt our ability to service our customers, clients and partners.

Our operations depend on our ability, as well as that of our service providers, to protect our computer systems and network infrastructure against interruptions in service due to damage from fire, power loss, telecommunications failure, software or hardware defects, physical attacks, computer hacking or similar events.

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

Cybersecurity risks, including the loss of data or disruption in our operations, could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage, and create significant legal and financial exposure.

Our operations are dependent upon our ability to ensure secure transmission of confidential information over public networks and other mediums, and protect the computer systems, software and networks utilized by us, and our third-party service providers, against cyber-attacks, cybersecurity breaches and other disruptive problems. We devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs. However, our measures, including encryption, authentication technology, firewalls, and penetration testing may not be effective and may not prevent or detect future potential losses or liabilities from system failures or breaches or cyber-attacks, cybersecurity breaches, or other disruptions.

Our computer systems, software and networks, and those of our third-party service providers may be targeted in cyberattacks, such as external or internal security breaches, hacking, acts of vandalism, computer viruses or malware, ransomware intrusion, denial-of-service attacks, data corruption attempts, or other similar events.

The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Cyberattacks may expose security vulnerabilities in our systems or the systems of third-parties that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. As cyber threats continue to evolve, including as a result of artificial intelligence, we may be required to expend significant resources to modify or enhance protective measures or to investigate and remediate any information security vulnerabilities or incidents.

We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption.

Failures in, or breaches of, our computer systems, software and networks, or those of our third-party vendors or other service providers could disrupt our business or operations or those of our partners and clients, could result serious negative consequences including, but not limited to:

•the disclosure or misuse of confidential or proprietary information;

•misappropriation or exposure of our intellectual property, funds and those of our partners and clients;

•damage to our reputation,

•the loss of customers and business,

•a loss of confidence in the security of our systems, products and services,

•litigation exposure, regulatory fines, penalties, or regulatory enforcement action; and

•increases to our costs and/or other financial losses

Any such consequences could adversely impact our results of operations and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent system failures or security breaches, these measures may not be successful.

We are subject to risks associated with the third-parties to whom we outsource many essential services, including risks related to our agreements and oversight of their activities.

We obtain essential technological, marketing and customer services support for our systems from third-party providers. For example, we outsource our check processing, check imaging, transaction processing, electronic bill payment, statement rendering, and other services to third-party vendors.

If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Even a temporary disruption in services could result in our losing customers, incurring liability for any damages our customers may sustain, or losing revenues. Our agreements with such third-parties may also indirectly subject us to credit risk, fraud and other risks, which could adversely impact our profitability.

Our agreements with each service provider are for contracted durations and generally cancelable with cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces.

Additionally, our regulators or auditors may require us to increase the level and manner of our oversight of these third-parties. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis would likely result in increased non-interest expense.

The loss or transition of key members of our senior management team or key staff in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

The universe of management and staff for certain of our niche lending and payments businesses is significantly smaller than that for most financial institutions’ lines of business, while our businesses may also be more complex to manage. Our ability to retain and attract new professional management with sufficient experience and expertise, and successfully execute our succession plans can significantly impact our performance. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the Company, or could not be sourced in the market, our ability to manage our business may be hindered or impaired.

Taxes and Accounting

Our financial statements are based in part on assumptions and estimates made by our management. Our earnings may decrease if amounts realized vary significantly from our estimates, or from updates to assumptions.

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to, when estimating the allowance for credit losses, determining the fair values of certain assets and liabilities, and when recording accruals, reserves and other estimated realizable amounts for assets. If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses from updates to the assumptions, or if the ultimate realization of value is materially different than the amounts reflected in our balance sheets as of any particular date.

•Allowance for credit loss. We maintain an allowance for credit losses to provide for current and future expected losses inherent in our loan portfolio. Significant judgment is required to determine the appropriate level of the allowance, and our estimate is based upon currently available information. The allowance is determined by management after analyzing many factors including historical loan losses, current trends in delinquencies and charge-offs, our assessment of collection risks, plans for problem loan resolution, and the estimated value of the real estate and other assets serving as collateral. Our estimate includes relevant information from internal and external sources, including reasonable forecasts for economic conditions.

If our assumptions are incorrect or if there is a significant deterioration in economic conditions, our allowance for credit losses may not be sufficient to cover expected credit losses in our loan and lease portfolio, resulting in unanticipated losses and additions to our allowance for credit losses. Material additions to our allowance for credit losses could materially decrease our net income.

•Fair value. A substantial portion of our assets are recorded at fair value or include nonrecurring fair value measurements in measuring the carrying value of assets for impairment. Assets that are measured at fair value include commercial loans at fair value, and Investment securities available for sale. Assets that include fair value measurements in determining impairment or proper carrying value include estimates related to real estate owned property, estimates of the values of collateral used in measuring the allowance for collateral-dependent receivables, and the residual value of leased vehicles and equipment.

The fair value measurements are based upon significant estimates and assumptions made by our management, based on market information where available, and based on the best information available as of the measurement date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

•Other Estimates. Our financial statements include other estimates, including accruals for legal and regulatory contingencies, estimates related to tax positions, and our estimate of the recoverable amount of our receivable for the credit enhancement related to our fintech agreements. If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cashflows.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10-K.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to determining and understanding our financial results and condition. From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, those that set accounting standards and those that interpret the accounting standards (such as the FASB, the SEC, banking regulators, and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, are difficult to predict, and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in us being required to restate prior period financial statements, which restatements may reflect material changes. Such changes could also require us to incur additional personnel and technology costs and affect our business and cost of operations.

If we fail to maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results may be impacted, which could result in a loss of investor confidence and adversely impact our stock price and our business.

We are required to maintain an effective system of internal controls to provide reasonable assurance that transactions and activities are conducted in accordance with established policies and procedures and are completely and accurately reported in our financial statements. These internal control systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time-to-time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future.

For example, in connection with the preparation of our Form 10-K for the year ended December 31, 2024, as amended, we identified control deficiencies related to: (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC; and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. As of December 31, 2024, management concluded that these control deficiencies constituted material weaknesses in our disclosure controls and procedures and internal control over financial reporting. As discussed in Part II, Item 9A. Controls and Procedures, our management has since remediated the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2025.

Control deficiencies or material weaknesses in our internal controls over financial reporting may be discovered in the future and could result in material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect our liquidity, our access to capital markets, the perceptions of our creditworthiness, and we may be unable to maintain compliance with applicable securities laws and the rules and listing standards of the NASDAQ. In addition, we may be subject to litigation or investigations requiring management resources and payment of legal and other expenses which may negatively impact results of operations and financial condition, could negatively affect investor confidence in the accuracy and completeness of our financial statements, and could adversely impact our stock price.

Ownership of Our Common Stock

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and return capital to shareholders.

As a holding company, we are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity, as well as its’ dividends to our corporate parent entity, to pay our operating expenses and fund any returns of capital to shareholders.

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

Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that we may not be able to service our obligations as they become due, fund share repurchases, pay dividends on our common stock, or fulfill our trust preferred security obligations. Even if the Bank has the capacity to pay dividends, it is not obligated to pay the dividends, and its Board of Directors may determine, as it has in the past, to retain some or all of its earnings to support or increase its capital base.

We have historically returned capital to shareholders through share repurchase programs. There can be no assurances that this will continue into the future or that this is the optimal use of our capital.

During 2025, we repurchased 5.6 million shares of our Common stock for an aggregate $375.0 million through an open market repurchase program. These repurchases reduced our market capitalization and public float, which is the number of shares of our Common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and volatility in our stock price. The market price of our Common stock has been and may continue to be volatile which may affect your ability to sell our Common stock at an advantageous price. For example, the closing market price of our Common stock on the NASDAQ Global Select Market Exchange fluctuated between $40.93 per share and $80.34 per share during 2025 and may continue to fluctuate. Market price fluctuations in our Common stock may be due to factors both within and outside of our control, including our strategic actions, industry and regulatory matters or other material public announcements, as well as a variety of additional factors including, without limitation, those set forth under these “Risk Factors” and "Cautionary Note Regarding Forward-Looking Statements."

For 2026, our Board of Directors provided a new authorization for up to $200.0 million of share repurchases. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time. Any repurchases would utilize cash that we will not be able to use in other ways, or to meet other potential demands, and may not prove to be the best use of our capital. There can be no assurance that we will repurchase any, or the full amount authorized under any share repurchase program, or that any past or future repurchases will have a positive impact on our stock price.

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

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the increasing significance of cybersecurity in the financial industry and the potential risks associated with cyber threats. Our processes to identify, assess and monitor material risks from cybersecurity threats are part of our overall enterprise risk management program and are integrated into our operating procedures, internal controls and information systems. Our risk management program and processes are intended to maintain an effective and comprehensive Cybersecurity Program under the direction of a dedicated Chief Information Security Officer (“CISO”). Our established Cybersecurity Program is mapped to the NIST Cybersecurity framework (“NIST CSF”), Payment Card Industry Data Security Standards (“PCI DSS”), the Center for Internet Security (“CIS”) Critical Security Controls, and relevant ISO standards to maintain the confidentiality, integrity, and availability of our information systems, networks, and corporate and customer data. Highlights of the program include the following processes:

•Monitoring and reporting of systems and critical applications;

•File access and integrity monitoring and reporting;

•Data loss prevention controls;

•Threat intelligence;

•Detailed vulnerability management;

•Regular vulnerability assessments;

•A security testing schedule, which includes internal/external penetration testing;

•A training and compliance program for staff, including a detailed policy; and

•Third-party vendor management.

Our Security and Network Operations Center (“SOC”) functions as the central point for all cybersecurity events that occur on our information systems. The SOC provides end-to-end operations to monitor, detect, alert and respond to any unusual, suspicious or malicious activities. In 2023, we expanded the SOC’s operational hours to 24 hours a day, 7 days a week, utilizing both internal and third-party resources for that full coverage. We conduct risk assessments and compliance audits against the above-referenced standards and regularly benchmark and evaluate program maturity with industry leaders. We also engage both internal and external auditors and third-party information security experts to examine our cybersecurity processes. Additionally, the Company undergoes the PCI certification process and obtains the related certification on an annual basis.

Recognizing the interconnected nature of the financial industry, we evaluate and monitor the cybersecurity practices of our third-party service providers and partners using a risk-based approach. Our Third-party Oversight Department evaluates new and existing relationships based upon due diligence requirements defined by our Cybersecurity Department to understand and mitigate material risks associated with third-party service providers and partners. Risk assessments and audit results in connection with our Cybersecurity Program are reported to senior management and the Board of Directors. Risk owners from our Cybersecurity Program develop risk mitigation plans to resolve any cybersecurity risks identified in risk assessments or audits.

We recognize that a successful cybersecurity incident could lead to disruptions in operations, financial loss, reputational damage, and potential legal and regulatory consequences. The Company has a fully implemented incident response program, and internal forensics capabilities with third-party forensic experts on retainer. We also maintain business continuity and disaster recovery plans so we can more effectively respond to cybersecurity incidents. It is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate and not fully eliminate risks. Events, when detected by security tools or third-parties, may not always be immediately understood or acted upon.

Although we believe risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition during the fiscal year ended December 31, 2025, they may in the future, and we continue to closely monitor risks from cybersecurity threats. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected the Company, including our business strategy, results of operations, or financial condition, in the prior fiscal period.

For additional information on the impact of cybersecurity matters on us, see Item 1A, “Risk Factors—Cybersecurity risks, including the loss of data or disruption in our operations, could result in a loss of customers, cause disclosure of confidential information, adversely affect our operations, cause reputational damage, and create significant legal and financial exposure.”

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

ITEM 2. PROPERTIES.

Certain executive offices, the headquarters of the Bank and prepaid and debit card offices are located in Sioux Falls, South Dakota. Additional executive offices and an operations facility are located in Wilmington, Delaware.

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

Locations and certain additional information regarding our offices and other material properties at December 31, 2025 are listed below.

Location	Expiration	Square Feet	Monthly Rent
Leased Space
Sioux Falls, South Dakota	2038	51,886	$128,814
Wilmington, Delaware	2028	70,968	160,140
Norristown, Pennsylvania	2028	7,180	10,500
Smithfield, Utah	2028	6,451	7,184
New York, New York	2035	5,209	28,867
Morrisville, North Carolina	2027	3,590	6,776
Crofton, Maryland	2027	3,364	4,822
Westmont, Illinois	2031	3,003	3,941
Bank Owned Property
Orlando, Florida		8,850

We believe that our properties are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of our material pending legal proceedings, see “Note 14—Commitments and Contingencies” to the audited consolidated financial statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 23, 2026, there were 42,193,830 shares of our common stock outstanding held by 18 record holders.

Dividends

We have not paid cash dividends on our common stock since our inception, and do not currently plan to pay cash dividends on our common stock in 2026. However, in the fourth quarter of 2022, the Bank began paying dividends to us to pay interest on certain obligations and to fund ongoing common stock repurchases. Stock repurchases are discretionary and may be terminated at any time. To the extent that planned repurchases of $50.0 million per quarter in 2026 continue, they will likely continue to be funded by dividends from the Bank to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

Our payment of dividends is subject to restrictions discussed in Item 1,“Business—Regulation and Supervision.” Irrespective of such restrictions, it is our intent to generally retain earnings, if any, to increase our capital and fund the development and growth of our operations, and fund stock repurchases. Our Board will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities. Additionally, our Board will consider the merits of stock repurchases versus dividends.

Common Stock Repurchases

The following table presents our share repurchase activity for the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
October 1, 2025 - October 31, 2025	761,252	$75.58	761,252	$92,466
November 1, 2025 - November 30, 2025	655,012	62.33	655,012	51,642
December 1, 2025 - December 31, 2025	757,254	68.18	757,254	—
Total	2,173,518	69.01	2,173,518	—

(1)On October 23, 2024, our Board of Directors approved a common stock repurchase program for the 2025 fiscal year (the “2025 Common Stock Repurchase Program”). Under the 2025 Common Stock Repurchase Program, the Company was authorized to repurchase up to $37.5 million in each quarter of 2025 depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes.

On July 7, 2025, the Board authorized the increase of the capacity of the existing share repurchase program for the third and fourth quarters of 2025 to $300.0 million in total.

(2)The Company may repurchase shares through open market purchases, including through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The share repurchase program may be suspended, amended or discontinued at any time. The 2025 authorization had an expiration date of December 31, 2025.

Performance Graph

The following graph compares the cumulative total shareholder return of our common stock to that of the Nasdaq Composite Stock Index and the Nasdaq Bank Stock Index by showing the value of $100 invested in our common stock and both indices on December 31, 2020 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
The Bancorp, Inc.
Nasdaq Bank Stock Index
Nasdaq Composite Stock Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
The Bancorp, Inc.	100.00	185.42	207.91	282.49	385.57	494.65
Nasdaq Bank Stock Index	100.00	139.69	114.04	106.43	124.24	129.49
Nasdaq Composite Stock Index	100.00	121.39	81.21	116.47	149.83	180.33

The following graph similarly compares the cumulative total shareholder return of our common stock to that of the KBW Bank Index, which is an industry recognized peer group of regional and money center banks, by showing the value of $100 invested in our common stock and the index on December 31, 2020 for a five-year period and the change in the value of our common stock compared to the index as of the end of each year. The graph assumes the reinvestment of all dividends.

550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
The Bancorp, Inc.
KBW Bank Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
The Bancorp, Inc.	100.00	185.42	207.91	282.49	385.57	494.65
KBW Bank Index	100.00	135.04	103.00	98.07	130.19	167.68

ITEM 6. Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about the Company’s results of operations, financial condition, liquidity and asset quality and provides comparisons between our results of operations for fiscal years 2025 and 2024. For discussion and comparison of fiscal years 2024 and 2023, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K, as amended, for the fiscal year ended December 31, 2024, filed with the SEC on April 7, 2025. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

The MD&A is organized in the following sections:

•Overview

•Executive Summary

•Results of Operations

•Financial Condition

•Liquidity and Capital Resources

•Asset and Liability Management

•Critical Accounting Estimates

Overview

We are a Delaware financial holding company, and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association. The Bank is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a FDIC insured institution. The vast majority of our revenue and income is currently generated through the Bank.

Our business strategy is focused on Fintech Solutions, which partners with fintech companies and other technology focused payment-based providers (collectively “partners”) to deliver payment, deposit, and sponsored lending products that attract stable, lower-cost deposits and generate fee income. Our fintech services are provided to organizations with a pre-existing customer base, and the products are tailored to support or complement the services provided by these organizations to their customers. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. Fintech services include:

Program sponsorship includes debit, credit and prepaid cards that we issue for companies that market directly to end users. Our card-accessed deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. The Bank issues the cards, provides access to the card networks, maintains deposits, and is the sponsor bank of record for accounts.

Payment services delivers real-time, end-to-end payment processing, including automated clearing house (“ACH”) and Rapid Funds Transfer products. Our ACH accounts facilitate bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or Mastercard.

Sponsored lending, or Fintech loans, consist of secured credit cards and unsecured short-term extensions of credit that are originated by the Bank, with the marketing and servicing assistance of our partners. The revenue generated through fintech loan agreements is primarily fee revenue, and not interest income.

Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. As of December 31, 2025, 91% of our total deposits were sourced from the Fintech Solutions business, primarily from program sponsorship.

Credit Solutions is our lending business and is focused on offering flexible, specialty credit solutions, and we develop customized products and programs to meet the needs of our clients. Our loan programs include: Real estate bridge lending (REBL), which is comprised primarily of apartment building rehabilitation loans; Institutional banking, which is comprised of security-backed lines of credit (SBLOC), cash value insurance policy-backed lines of credit (IBLOC) and advisor financing; and commercial loans comprised primarily of Small Business Administration (SBA) loans and direct lease financing. Our total loan portfolio also includes the Fintech loans generated by the Fintech Solutions business. The loans in our non-fintech portfolio are secured by collateral, and the fintech loans are backed by credit enhancement agreements from our partners.

Executive Summary

We remain focused on growing our fintech revenues through new partnerships, products and services. Fintech loans of $1.10 billion as of December 31, 2025 increased 142% compared to the December 31, 2024 balance of $454.4 million. Certain loan fees on fintech loans are recorded as non-interest income, and totaled $16.6 million in 2025 compared to $4.8 million in 2024. In addition, our fees earned from ACH, card and other payment processing and Prepaid, debit card and related revenues also grew to $124.6 million in 2025 from $112.0 million in 2024.

We continue to invest in our infrastructure, with a focus on investing in AI tools to gain efficiency and productivity of our people and platform, and reallocating or reducing resources where appropriate. We believe that our infrastructure can accommodate significant additional growth without proportionate increases in expense. In addition, as part of our strategies we will reallocate or reduce resources where appropriate. As part of those efforts, in the fourth quarter of 2025 we restructured our institutional banking business to de-emphasize growth and reallocate space on our balance sheet. This action resulted in a $1.1 million restructuring charge in the fourth quarter of 2025 and $8.0 million in run-rate expense reductions beginning in early 2026.

For 2025, the full year capital return was $375.0 million, and we repurchased 5.646 million shares, or 12% of issued and outstanding shares, at an average price of $66.42. We began returning capital to shareholders through share repurchases in 2021, and for the past five years of repurchases from 2021 through 2025 we have returned $825.0 million in total, repurchasing 18.998 million shares, or 33% of shares outstanding from December 31, 2020. Since 2021, we have returned 94% of our net income through share repurchases.

Our 2026 share repurchase plan was approved by our Board of Directors on July 7, 2025, and includes authorization for up to $200 million of repurchases.

Financial Highlights

Financial highlights include:

	For the years ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
Results of Operations
Net income	$228,213	$217,540	$192,296
Net income per share - basic	$4.99	$4.35	$3.52
Net income per share - diluted	$4.92	$4.29	$3.49

Our net income increased to $228.2 million in 2025, from $217.5 million in 2024, an increase of $10.7 million, or 5%.

Earnings per diluted share increased to $4.92 from $4.29 in 2024, an increase of 15%, driven both by the increase in net income and a 4.3 million decrease in weighted average diluted shares, primarily driven by our share repurchase activity during the year.

Key components of our change in net income between periods include:

•Non-interest income increased $170.8 million, to $328.3 million in 2025 from $157.5 million in 2024. That increase includes a $138.6 million increase in Fintech loan credit enhancement income. Excluding credit enhancement, the remaining $32.2 million increase is primarily driven by a 21% growth in fintech fees, or $24.3 million, and a $5.5 million increase in other non- interest income.

•Provision for credit losses, total increased $139.3 million, to $177.7 million in 2025, from $38.4 million in 2024. That increase includes $138.6 million increase in provision for fintech loans, which is offset by related credit enhancement income outlined above. Excluding the provision for fintech loans, the remaining increase in total provision between periods was $0.7 million.

•See further discussion of fintech loans and the related credit enhancement in “Financial Condition—Total Loan Portfolio—Fintech Programs” in this MD&A.

•Non-interest expense increased $19.9 million, to $223.1 million in 2025, from $203.2 million in 2024. That increase is primarily driven by a $11.0 million increase in salary and employee benefits, a $5.3 million increase in legal expense and legal settlements, and $2.6 million increase in software.

Detailed discussion of our financial results and the drivers of these fluctuations follows in “Results of Operations”.

We use a number of key performance indicators (“KPIs”) to measure our overall financial performance and believe they are useful to investors because they provide additional information about our underlying operational performance and trends.

	As of and for the years ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Key Performance Indicators
Return on assets	2.54%	2.71%	2.59%
Return on equity	28.90%	27.24%	25.62%
Equity to assets (as of period end)	7.38%	9.05%	10.48%
Net interest margin	4.31%	4.85%	4.95%
Volume:
Average loans and leases	$6,624,321	$5,925,707	$5,728,785
Average deposits	$7,894,528	$6,947,330	$6,407,377
Non-interest income: fintech fees	$141,147	$116,798	$99,239
Prepaid and debit card gross dollar volume (GDV)	$178,211,647	$152,637,453	$133,052,546

Our strategic focus on growing our fintech business fee-based income and fintech loan portfolio had an impact on our KPIs as follows:

Average loans and leases grew to $6.62 billion in 2025 from $5.93 billion in 2024, an increase of $698.6 million or 12%, primarily driven by a $468.6 million increase in our average fintech portfolio.

Non-interest income—fintech fees increased to $141.1 million in 2025, up 21% from $116.8 million in 2024 which reflected continued organic volume growth with existing partners and products and the impact of new products launched within the past year.

Net interest margin decreased to 4.31% in 2025 from 4.85% in 2024, driven by the shift in our loan portfolio to a greater percentage of fintech loans, for which we primarily earn fee income and not interest income, combined with the impact of Federal Reserve rate decreases beginning in September 2024. See further discussion of the growth in Fintech lending contributing to margin compression under “Results of Operations—Growth of Fintech Lending” in the following section.

Prepaid and debit card gross dollar volume increased to $178.21 billion, up 17% from $152.64 billion in 2024, which directly contributed to a $6.1 million increase in Fintech fee income from Prepaid, debit card and related fees.

Average deposits grew to $7.89 billion in 2025 from $6.95 billion in 2024, an increase of $947 million or 14%, primarily driven by a $970 million increase in average fintech deposits. Fintech is the source of 95% of our average total deposits for the year ended December 31, 2025.

Our efforts to return capital to shareholders through share repurchases had an impact on our ratio of equity to assets KPI. At December 31, 2025, the ratio of equity to assets was 7.38%, compared to 9.05% at December 31, 2024, primarily driven by reductions in equity from share repurchases partially offset by an increase in equity capital from retained earnings.

Results of Operations – 2025 compared to 2024

Net Interest Income

Net interest income for 2025 decreased $0.7 million, or 0.2%, to $375.5 million in 2025 from $376.2 million for 2024. Net interest margin for 2025 decreased 54 basis points to 4.31% for 2025 from 4.85% for 2024.

Growth of Fintech Lending

Our strategy is to continue to drive growth in our Fintech lending business, as seen in the mix shift of our loan portfolio to 15% of ending loans in 2025. A significant portion of these loans are 0% interest and, as such, do not recognize interest income, however we do generate fee revenue from these loans, through our partnership agreements. This mix shift to non-interest earning loans resulted in a reduction of the calculated average rate earned by total loans, average rate earned by our net interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $16.6 million and $4.8 million for 2025 and 2024, respectively.

We expect to continue to increase the proportion of Fintech loans in our portfolio in 2026 and beyond, and therefore we expect to see continued compression in our average rate earned on loans, and net interest margin, as the mix of fintech loans continues to grow. However, we also expect growth in our fintech fees within non-interest income driven by the increase in that population.

Interest Income

Interest income decreased $0.2 million to $551.4 million for 2025 from $551.6 million for 2024, driven by a $10.8 million decrease in interest from loans and leases, partially offset by a $10.6 million increase in interest on investment securities and interest-earning deposits.

Interest income from loans decreased $10.8 million, driven by lower average rates earned on non-fintech loans and by a shift in our portfolio mix to more fintech loans. The average rate for non-fintech loans decreased 53 basis points to 7.39% from 7.92% for 2024, primarily driven by a decline in interest rates, including a 94 basis point reduction in the average Fed Funds rate for 2025 compared to 2024, and a 91 basis point reduction in the 30-day average SOFR for 2025 compared to 2024. Average fintech loans increased to $606.7 million from $138.1 million. While we recognized $3.4 million in interest income on a portion of these loans, a majority of the fintech loans are 0% interest; however, we recognize fee income on those loans. Specifically, we earned $16.6 million and $4.8 million for 2025 and 2024, respectively, of consumer credit fintech fees on those loans that do not generate interest income, which is recorded in our non-interest income. The loan mix shift to fintech loans, when combined with non-fintech loans rate impact, drives the overall change in rate on our total loan population of a 98 basis point decrease, to 6.76% in 2025 from 7.74% in 2024. See further discussion under “Growth of Fintech Lending” above.

Interest income from investment securities and interest-earning deposits increased $10.6 million, mainly driven by growth in average investment securities plus a $3.0 million one-time income amount at the time of repayment of our CRE-2 securitization in the second quarter of 2025, related to closing out final balances related to the investment. Our average investment securities were $1.47 billion for 2025 compared to $1.33 billion for 2024.

Interest Expense

Interest expense increased by $0.5 million, or 0.3%, to $175.9 million in 2025 from $175.4 million in 2024, driven by a $3.9 million increase in interest expense on senior debt, partially offset by $1.6 million lower interest on deposits and $1.6 million lower interest on long-term borrowings. Interest on senior debt increased $3.9 million, from $4.9 million to $8.8 million, due to higher interest from the August 2025 offering of $200.0 million 7.375% Senior notes due 2030, which repaid at maturity the $100.0 million 4.75% Senior notes due 2025. While average total deposits increased $947 million, interest expense decreased, driven primarily by federal rate changes in the second half of 2025. Interest on deposits is driven by contractual relationships with our clients, where deposit rates adjust to a portion of Federal Reserve rate changes. Long-term borrowings consists of sold loans that are accounted for as secured borrowings, because they did not qualify for true sale accounting. Interest on long-term borrowings decreased in 2025 compared to 2024, driven by a decline in balance of the underlying population of loans, which are in runoff.

Net Interest Margin

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) decreased 54 basis points to 4.31% for 2025 from 4.85% for 2024. The average yield on our interest-earning assets decreased 78 basis points to 6.33% for 2025 from 7.11% for 2024 primarily due to the loan mix shift to non-interest bearing fintech loans as discussed above under “Growth of Fintech Lending”, while the cost of total deposits and interest-bearing liabilities decreased 29 basis points to 2.17% for 2025 from 2.46% for 2024, or a net change of 49 basis points.

Average Daily Balance

The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates.

	Year ended December 31,						Year ended December 31,
	2025			2024			2025 vs 2024
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans net:
Non-fintech loans	$6,010,543	$444,118	7.39%	$5,782,550	$458,191	7.92%	$18,065	$(32,138)	$(14,073)
Fintech loans	606,658	3,395	0.56%	138,093	214	0.15%	726	2,455	3,181
Loans, net of deferred loan fees and costs(1)	$6,617,201	$447,513	6.76%	$5,920,643	$458,405	7.74%	18,792	(29,684)	(10,892)
Leases-bank qualified(2)	7,120	655	9.20%	5,064	522	10.31%	212	(79)	133
Investment securities-taxable(3)	1,464,716	76,021	5.19%	1,331,234	66,262	4.98%	6,644	98	6,742
Investment securities-nontaxable(2)	7,735	490	6.33%	3,487	237	6.80%	289	(36)	253
Interest-earning deposits	615,134	26,931	4.38%	497,180	26,326	5.30%	6,246	(5,641)	605
Net interest-earning assets	8,711,906	551,610	6.33%	7,757,608	551,752	7.11%	32,182	(35,341)	(3,159)
Allowance for credit losses	(55,217)			(28,707)
Other assets	329,121			308,814
	$8,985,810			$8,037,715
Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$7,796,951	$158,860	2.04%	$6,875,368	$161,841	2.35%	$21,693	$(24,674)	$(2,981)
Savings and money market	97,577	3,891	3.99%	71,962	2,531	3.52%	901	459	1,360
Total deposits	7,894,528	162,751	2.06%	6,947,330	164,372	2.37%	22,594	(24,215)	(1,621)
Short-term borrowings	58,060	2,498	4.30%	44,220	2,469	5.58%	773	(744)	29
Repurchase agreements	—	—	—	3	—	—	—	—	—
Long-term borrowings	13,911	784	5.64%	35,232	2,420	6.87%	(1,464)	(172)	(1,636)
Subordinated debt	13,401	1,020	7.61%	13,401	1,155	8.62%	—	(135)	(135)
Senior debt	132,720	8,805	6.63%	96,027	4,935	5.14%	1,885	1,985	3,870
Total deposits and liabilities	8,112,620	175,858	2.17%	7,136,213	175,351	2.46%	23,788	(23,281)	507
Other liabilities	83,651			102,970
Total liabilities	8,196,271			7,239,183
Shareholders' equity	789,539			798,532
	$8,985,810			$8,037,715
Net interest income on tax equivalent basis(2)		$375,752			$376,401		$8,394	$(12,060)	$(3,666)
Tax equivalent adjustment		241			160
Net interest income		$375,511			$376,241
Net interest margin(2)			4.31%			4.85%
(1)Includes commercial loans, at fair value. All periods include non-accrual loans.
(2)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2025 and 2024.

(3)The year ended December 31, 2025 includes $3.0 million of one-time income recognized at the time of repayment of CRE-2 securitization in the second quarter of 2025, related to closing out final balances related to the investment. The $3.0 million of interest income was excluded from change due to rate.

In 2025 compared to 2024, average interest-earning assets increased $954.3 million to $8.71 billion, reflecting a $698.6 million increase in average loans and leases, a $118.0 million increase in average interest-earning deposits and a $137.7 million increase in average investment securities.

Non-fintech loans average balance increased $228.0 million to $6.01 billion in 2025 from $5.78 billion in 2024, and the average yield on those loans declined 53 basis points to 7.39% from 7.92% for 2024, primarily driven by a decline in interest rates, including a 94 basis point reduction in the average Fed Funds rate for 2025 compared to 2024, and a 91 basis point reduction in the 30-day average SOFR for 2025 compared to 2024.

Fintech loans average balance increased $468.6 million to $606.7 million in 2025 from $138.1 million in 2024, with average rate on this population less than 1% for both periods. While we recognized $3.4 million in interest income on a portion of these loans, a majority of the fintech loans are 0% interest; however, we recognize fee income on those loans. Specifically, we earned $16.6 million and $4.8 million for 2025 and 2024, respectively, of consumer credit fintech fees on those loans that do not generate interest income, which is recorded in our non-interest income. The loan mix shift to fintech loans, when combined with non-fintech loans rate impact, drives the overall change in rate on our total loan population of a 98 basis point decrease, to 6.76% in 2025 from 7.74% in 2024.

Provision for Credit Losses

Provision for credit losses was $177.7 million for 2025 compared to $38.4 million for 2024, an increase of $139.3 million. The increase in provision is primarily attributable to a $138.6 million increase in provision for fintech loans, which was $169.3 million in 2025, compared to $30.7 million in 2024. We recognized related non-interest income amounts related to a credit enhancement provided contractually by a Fintech partner of $169.3 million in 2025 and $30.7 million in 2024. Accordingly, there have been no related net losses on our fintech portfolio. See further discussion of this program in “Financial Condition—Total Loan Portfolio—Fintech Programs” in this MD&A.

Provision for credit losses on non-fintech loans was $9.0 million for 2025, a decrease of $0.3 million, compared to $9.3 million for 2024.

For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” in this MD&A and “Note 5—Loans” to the audited consolidated financial statements in Item 8.

Non-Interest Income

Non-interest income increased $170.8 million, or 108%, to $328.3 million for 2025 compared to $157.5 million for 2024. The increase is primarily driven by a $138.6 million increase in fintech loan credit enhancement income, a $24.3 million increase in fintech fee income, and $5.5 million increase in other non-interest income.

The $138.6 million increase in fintech loan credit enhancement income correlates to a like amount for provision for credit losses on fintech loans. See further discussion directly above under “Provision for Credit Losses on Loans.”

The $24.3 million increase in fintech fee income includes an $11.8 million increase in consumer credit fintech fees, a $6.4 million increase in ACH, card and other payment processing fees, and $6.1 million increase in prepaid, debit card and related fees. Consumer credit fintech fees amounted to $16.6 million for 2025, compared to $4.8 million for 2024, reflecting higher loan volume as significant volumes in that program began in the fourth quarter of 2025. Prepaid and debit card and related fees increased $6.1 million, to $103.5 million for 2025 from $97.4 million for 2024, reflecting reflected higher transaction volume from new clients and organic growth from existing clients. ACH, card and other payment processing fees increased $6.4 million to $21.0 million for 2025 compared to $14.6 million for 2024, reflecting an increase in rapid funds transfer volume.

The $5.5 million increase in Other non-interest income to $8.9 million in 2025 from $3.4 million in 2024, is primarily driven by increased payoff fee income on REBL loans and $2.3 million recognized in 2025 from the forfeiture of an earnest money deposit for a terminated OREO sale agreement.

Non-Interest Expense

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the year ended December 31,
	2025	2024	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$142,554	$131,597	$10,957	8.3%
Depreciation	4,650	4,155	495	11.9%
Rent and related occupancy cost	6,466	6,746	(280)	(4.2%)
Data processing expense	4,964	5,666	(702)	(12.4%)
Audit expense	2,477	1,484	993	66.9%
Legal expense	6,690	3,081	3,609	117.1%
Legal settlements	2,000	284	1,716	604.2%
FDIC insurance	4,543	3,579	964	26.9%
Software	20,541	17,913	2,628	14.7%
Insurance	4,780	5,195	(415)	(8.0%)
Telecom and IT network communications	1,222	1,227	(5)	(0.4%)
Consulting	1,663	1,852	(189)	(10.2%)
Other	20,564	20,446	118	0.6%
Total non-interest expense	$223,114	$203,225	$19,889	9.8%

Total non-interest expense increased $19.9 million, or 9.8%, to $223.1 million for 2025 from $203.2 million in 2024. Primary drivers of changes in non-interest expense were as follows:

•Salaries and employee benefits expense increased $11.0 million, reflecting higher stock and other incentive compensation, and employee insurance expense. The increase also reflected higher salaries for IT and cybersecurity, and higher financial crimes and risk management expense primarily due to increased headcount.

•Legal expense and legal settlements increased $5.3 million in total, related to higher costs from litigation and higher expense for regulatory filings. Legal includes a $2.0 million settlement in the fourth quarter of 2025 related to a previously terminated partner relationship in our payments business. The settlement amount recognized is the gross expense and excludes any potential insurance recovery that may occur in the future related to the settlement and previously incurred legal costs.

•Software expense increased $2.6 million, reflecting higher expenditures for information technology infrastructure including leasing, institutional banking, cybersecurity, and enterprise risk.

•Audit expense increased $1.0 million, reflecting higher expense for regulatory filings.

•FDIC insurance expense increased $1.0 million, reflecting an increase in the assessment rate in the second quarter and third quarter of 2025.

Income Tax Expense

Income tax expense was $74.8 million and $74.6 million respectively, for 2025 and 2024, with effective tax rates of 24.7% in 2025 and 25.5% in 2024, based on a 21% federal tax rate plus state taxes.

Segments

Our operations can be classified under three segments: Fintech Solutions, Credit Solutions (three sub-segments) and corporate.

Fintech Solutions partners with fintech companies and other technology focused payment-based providers to deliver payment, deposit, and sponsored lending products that attract stable, lower-cost deposits and generate fee income. Fintech includes: (i) Program sponsorship, or prepaid debit and credit cards that we issue which are generated by companies that market directly to end users. Through this product, we source the majority of our deposits and generate non-interest income. (ii) Payment services, or ACH processing and other real-time end-to-end payment processing services for which we earn fee income; and (iii) Sponsored lending, or Fintech loans, which consist of secured credit card and unsecured short-term extensions of credit that are originated by the Bank, with the marketing and servicing assistance of our partners. As of December 31, 2025, 91% of our total deposits were sourced from Fintech Solutions, primarily from Program sponsorship.

Credit Solutions is our lending operation, and includes: (i) Real estate bridge lending (REBL) which comprised primarily of apartment building rehabilitation loans; (ii) institutional banking comprised of security-backed lines of credit (SBLOC), cash value insurance policy-backed lines of credit (IBLOC) and advisor financing; and (iii) commercial loans comprised primarily of Small Business Administration (SBA) loans and direct lease financing. Credit Solutions also includes deposits generated by those business lines.

Corporate includes investment securities, corporate overhead, and expenses that have not been allocated to segments. Segment financial results are shown in “Note 18—Segment Financial Information” to the audited consolidated financial statements in Item 8.

Financial Condition

Total Assets

Our total assets at December 31, 2025 were $9.35 billion, a $624.9 million increase from $8.73 billion at December 31, 2024. The change in total assets was primarily driven by a $919 million increase in our total loan portfolio, a $169 million increase in investment securities, partially offset by a $457 million decrease in our cash and cash equivalents.

We are managing our balance sheet to remain under $10 billion in assets in order to maintain our exemption from regulated limits on interchange fees, among other benefits, under the Durbin Amendment. Our strategy in managing our balance sheet includes balancing our investments in our loan portfolio and investment securities to strategically direct the growth of our business.

Investment Securities

Total investment securities increased to $1.67 billion as of December 31, 2025, an increase of $168.9 million, or 11.2%, from December 31, 2024. The following table presents a summary of our available-for-sale investment securities, by major category:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
U.S. Government agency securities	$25,109	$29,962
Asset-backed securities	234,101	214,499
Tax-exempt obligations of states and political subdivisions	9,636	6,787
Taxable obligations of states and political subdivisions	18,927	28,833
Residential mortgage-backed securities	464,323	433,419
Collateralized mortgage obligation securities	57,580	26,152
Commercial mortgage-backed securities	862,074	763,208
Total Investment securities available for sale, at fair value	$1,671,750	$1,502,860

The following table show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2025:

(Dollars in thousands)	Zero to one year		After one to five years		After five to ten years		Over ten years		Total
		Average		Average		Average		Average
	Balance	yield	Balance	yield	Balance	yield	Balance	yield	Balance
U.S. Government agency securities	$—	—	$4,424	2.84%	$13,440	4.92%	$7,245	3.55%	$25,109
Asset-backed securities	1,852	5.80%	4,702	5.85%	56,963	5.71%	170,584	5.48%	234,101
Tax-exempt obligations of states and political subdivisions(1)	1,153	2.30%	—	—	2,010	3.87%	6,473	4.44%	9,636
Taxable obligations of states and political subdivisions	9,658	3.14%	7,133	4.17%	—	—	2,136	6.00%	18,927
Residential mortgage-backed securities	23	2.66%	—	—	2,256	5.54%	462,044	4.95%	464,323
Collateralized mortgage obligation securities	—	—	44	2.10%	7	3.27%	57,529	4.20%	57,580
Commercial mortgage-backed securities	7,186	2.35%	206,314	4.22%	499,422	4.70%	149,152	4.05%	862,074
Total	$19,872		$222,617		$574,098		$855,163		$1,671,750
Weighted average yield		3.05%		4.23%		4.81%		4.83%

(1)If adjusted to their taxable equivalents, yields would approximate 2.91%, 4.90%, and 5.62% for zero to one year, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

For detailed information on the composition and maturity distribution of our investment securities, see “Note 4—Investment Securities” to the audited consolidated financial statements in Item 8.

Total Loan Portfolio

We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function. SBLOC, IBLOC and other consumer loans, investment advisor financing, SBLs, leases and REBL each have their own loan committee. The Chief Executive Officer and Chief Credit Officer serve on all loan committees. Each committee also includes lenders from that particular type of specialty lending. The Chief Credit Officer is responsible for both loan regulatory compliance and adherence to our internal credit policy. Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions. Fintech loans are underwritten via automated credit decisioning, which does not allow manual loan decisioning and does not require a committee to oversee specific loan approvals. Ongoing governance includes quality control testing to monitor automated decisions for consistency with Bank-approved credit underwriting standards. Governance is overseen by specialists in Fintech Solutions and the Company’s enterprise credit team. Credit underwriting models are subject to the Bank’s enterprise model risk management program and associated standards and validation requirements.

We originate substantially all of our portfolio loans, although from time to time we have purchased lease pools and may purchase other individual loans. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.

The following table summarizes our total loan portfolio, including loans held at fair value, by loan category for the periods indicated (dollars in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Loans recorded at amortized cost:
SBL non-real estate	$235,282	$190,322	$137,752	$108,954	$147,722
SBL commercial mortgage	749,234	662,091	606,986	474,496	361,171
SBL construction	22,382	34,685	22,627	30,864	27,199
SBLs	1,006,898	887,098	767,365	614,314	536,092
Direct lease financing	685,422	700,553	685,657	632,160	531,012
SBLOC / IBLOC	1,669,985	1,564,018	1,627,285	2,332,469	1,929,581
Advisor financing	294,236	273,896	221,612	172,468	115,770
Real estate bridge lending	2,188,952	2,109,041	1,999,782	1,669,031	621,702
Fintech	1,097,998	454,357	311	—	—
Other loans(1)	157,416	111,328	50,327	61,679	5,014
	7,100,907	6,100,291	5,352,339	5,482,121	3,739,171
Unamortized loan fees and costs	15,769	13,337	8,800	4,732	8,053
Total loans, net of deferred loan fees and costs	$7,116,676	$6,113,628	$5,361,139	$5,486,853	$3,747,224
Commercial loans, at fair value
SBLs, at fair value	$68,374	$89,902	$119,287	$146,717	$199,585
Real estate bridge lending, at fair value	71,015	133,213	213,479	442,426	1,188,831
Total commercial loans, at fair value	$139,389	$223,115	$332,766	$589,143	$1,388,416

Total loan portfolio	$7,256,065	$6,336,743	$5,693,905	$6,075,996	$5,135,640

(1)Other loans primarily consists of warehouse financing related to loan sales to third-party purchasers of $110.7 million and $65.5 million at December 31, 2025 and December 31, 2024, respectively.

The majority of our loan portfolio is loans recorded at amortized cost, which are recognized net of an allowance for credit loss. Loans, net of deferred loan fees and costs increased to $7.12 billion at December 31, 2025 from $6.11 billion at December 31, 2024. This $1.00 billion increase is primarily driven by growth in fintech loans of $643.6 million, $126.5 million increase in SBL loans and $105.9 million increase in SBLOC/IBLOC.

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held for investment on the Consolidated Balance Sheets. These loans continue to be recognized at fair value, and this portfolio declined $83.7 million from December 31, 2024, as this portfolio continues to runoff. All originations are now being recognized at amortized cost.

The underlying nature of the collateral for our loan portfolio includes:

•Real estate bridge loans are primarily collateralized by apartment buildings, or other commercial real estate;

•SBL non-real estate are collateralized by business assets, which may include certain real estate;

•SBL commercial mortgage and construction are collateralized by real estate for small businesses;

•SBLOC are collateralized by marketable investment securities while IBLOC are collateralized by the cash value of life insurance;

•Advisor financing are collateralized by investment advisors’ business franchises; and

•Direct lease financing are collateralized primarily by vehicles or equipment.

Fintech loans include secured credit card accounts of $729.1 million and $201.1 million as of December 31, 2025 and 2024, respectively, which are backed dollar for dollar by cash collateral by each individual cardholder that are recognized as deposits on our Consolidated Balance Sheets, and these loans are required to be repaid in-full monthly. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturities from 30 to 365 days. All fintech loans are covered by credit enhancement agreements, as discussed further below under “Fintech Programs”.

The following table summarizes the concentration by state of our real estate bridge loans as of December 31, 2025 (dollars in thousands):

	Balance	Origination date LTV
Texas	$564,381	72%
Georgia	334,814	72%
Florida	233,855	69%
New Jersey	131,607	69%
Indiana	122,841	70%
Missouri	110,392	75%
Ohio	102,093	70%
Other States each <$90 million	588,969	71%
Total	$2,188,952	71%

Fintech Programs

Our fintech programs include consumer transaction accounts and fintech loans.

Consumer transaction accounts consist primarily of Bank-issued stored value prepaid or debit cards. For this program, we recognize a deposit liability for the current balance of the cards and recognize fee-based revenue in Non-interest income—Prepaid, debit card and related fees; we do not have any receivables or allowance risk related to the payment programs.

Fintech loans consist of short-term loans originated by the Bank, with the marketing and servicing assistance of our partner. Loans receivable originated under these fintech agreements are governed by an agreement with the borrower and may include: secured credit cards and unsecured short-term extensions of credit. For the secured credit card program, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. Unsecured fintech loans include payroll advance and other short term-extensions of credit; those accounts are typically repaid within a year of origination.

As of December 31, 2025, and December 31, 2024, all fintech loans, both secured and unsecured, are covered by credit enhancement agreements. The partner relationship agreements governing our fintech loan programs include provisions for credit enhancements, through which the partner covers incurred losses on such fintech loans (either in whole or in part). When a fintech loan meets a defined delinquency level, we recognize a charge-off of the receivable, and the incurred losses are covered by the partner. Any subsequent recoveries from the charged-off loan are credited to the partner.

The partner relationship agreements governing our fintech loan programs include requirements for pledging cash reserve accounts at the Bank as collateral for loss exposure, through which we can collect when losses occur. The reserve accounts are then replenished by the partner based on contractually required thresholds. In addition to the reserve accounts, the agreements also provide for the right to offset any cashflows we owe to our partners (such as for monthly revenues) against any net realized loan losses. While we continually monitor the risk of these partners, establish the reserve thresholds at levels we consider appropriate to cover loss exposure on these short-term loan receivables, and we have additional protection from our rights to net realized loan losses against cashflows owed to the partner, if the partner defaults under their agreement and/or is unable to fulfill their contractual obligations to replenish the reserve account and cover losses, we may be exposed to loan losses in excess of our net reserve position.

The loan receivable agreement with the borrower and the Fintech partner credit enhancement agreements are required to be accounted for separately as freestanding contracts in accordance with U.S. GAAP. As such, we recognize the separate units of account as follows:

Fintech loans receivable from the borrower are recognized in Loans, net on the Consolidated Balance Sheets, along with an estimate of credit loss for fintech loans through the allowance. Provision for credit losses on fintech loans is recognized on the Consolidated Statements of Operations.

A credit enhancement asset is recognized on the Consolidated Balance Sheets for the estimated recovery under the Fintech partner credit enhancement agreement, and the Company recognizes Non-interest income—Fintech loan credit enhancement on the Consolidated Statements of Operations. In addition, included in our deposit liability balances on our Consolidated Balance Sheets are reserve account collateral amounts held to fund losses under the credit enhancement agreements.

The measurement of the estimated credit losses and the expected recovery from the credit enhancement are based on the same estimate and correlate to like amounts in our financial statements. We recognized credit enhancement assets of $31.1 million and $12.9 million on the Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024, respectively.

Portfolio Estimated Maturities

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties, and certain loans contain extension options that may be exercised. See “Asset and Liability Management” in this MD&A for a discussion of interest rate risk.

	December 31, 2025
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
Loans, net of deferred loan fees and costs
SBL non-real estate	$399	$14,031	$219,895	$957	$235,282
SBL commercial mortgage	16,201	55,850	234,817	442,366	749,234
SBL construction	5,934	—	6,051	10,397	22,382
Direct lease financing	109,370	551,175	24,877	—	685,422
SBLOC/IBLOC	1,669,985	—	—	—	1,669,985
Advisor financing	625	137,212	156,399	—	294,236
Real estate bridge lending	1,053,906	1,135,046	—	—	2,188,952
Fintech	1,097,998	—	—	—	1,097,998
Other loans	72,238	61,212	16,270	7,696	157,416
Commercial loans, at fair value	20,789	66,839	14,230	37,531	139,389
Total	$4,047,445	$2,021,365	$672,539	$498,947	$7,240,296

Unamortized loan fees and costs					15,769
Total loan portfolio					$7,256,065

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$1,411	$—	$—	$1,411
SBL commercial mortgage		7,611	2,545	—	10,156
Direct lease financing		528,441	21,747	—	550,188
Advisor financing		137,035	155,446	—	292,481
Real estate bridge lending		956,713	—	—	956,713
Other loans		28,500	4,722	6,858	40,080
Commercial loans, at fair value		42,442	—	—	42,442
Total loans at fixed rates		$1,702,153	$184,460	$6,858	$1,893,471

Variable rates
SBL non-real estate		$12,620	$219,895	$957	$233,472
SBL commercial mortgage		48,239	232,272	442,366	722,877
SBL construction		—	6,051	10,397	16,448
Direct lease financing		22,734	3,130	—	25,864
Advisor financing		177	953	—	1,130
Real estate bridge lending		178,333	—	—	178,333
Other loans		32,712	11,548	838	45,098
Commercial loans, at fair value		24,397	14,230	37,531	76,158
Total at variable rates		$319,212	$488,079	$492,089	$1,299,380

Total maturities after one year		$2,021,365	$672,539	$498,947	$3,192,851

Portfolio Performance

For our loans recorded at amortized cost, the following tables present delinquencies by type of loan as of the dates specified (dollars in thousands):

	December 31, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$1,515	$344	$—	$8,639	$10,498	$224,784	$235,282
SBL commercial mortgage	224	—	—	21,977	22,201	727,033	749,234
SBL construction	—	—	—	2,660	2,660	19,722	22,382
Direct lease financing	2,461	894	1,457	12,066	16,878	668,544	685,422
SBLOC / IBLOC	5,328	65	251	446	6,090	1,663,895	1,669,985
Advisor financing	—	—	—	—	—	294,236	294,236
Real estate bridge lending	—	—	14,459	9,755	24,214	2,164,738	2,188,952
Fintech	24,701	3,791	2,030	—	30,522	1,067,476	1,097,998
Other loans	209	111	2	142	464	156,952	157,416
Unamortized loan fees and costs	—	—	—	—	—	15,769	15,769
	$34,438	$5,205	$18,199	$55,685	$113,527	$7,003,149	$7,116,676

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending	—	—	—	12,300	12,300	2,096,741	2,109,041
Fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection.

Fintech loans generally do not accrue interest, so non-accrual presentation is not applicable for the majority of the population.

The following table summarizes our non-performing assets, with discussion of significant changes between periods to follow (dollars in thousands):

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$8,639	$2,635	$1,842	$1,249	$1,313
SBL commercial mortgage	21,977	4,885	2,381	1,423	812
SBL construction	2,660	1,585	3,385	3,386	710
Direct leasing	12,066	6,026	3,785	3,550	254
IBLOC	446	503	—	—	—
Real estate bridge lending	9,755	12,300	—	—	—
Other loans	142	—	132	748	72
Total non-accrual loans	55,685	27,934	11,525	10,356	3,161

Loans past due 90 days or more and still accruing	18,199	5,830	1,744	7,775	461
Total non-performing loans	73,884	33,764	13,269	18,131	3,622
Other real estate owned (OREO)	60,695	62,025	16,949	21,210	18,873
Non-accrual investment security	—	3,462	—	—	—
Total non-performing assets	$134,579	$99,251	$30,218	$39,341	$22,495

Non-accrual loans increased $27.8 million, driven primarily by a $17.1 million increase in SBL commercial mortgage, $6.0 million increase in SBL non-real estate, and $6.0 million increase in Direct leasing, partially offset by a $2.5 million decrease in real estate bridge loan non-accrual.

Loans past due 90 days or more still accruing interest increased $12.4 million from 2024, primarily driven by a $14.5 million increase in real estate bridge loans, partially offset by a $3.1 million decrease in SBLOC/IBLOC.

Additional information is available about our portfolio performance in “Note 5—Loans, net” to the audited consolidated financial statements in Item 8, including details of our evaluation of the loan portfolio under an internal loan risk rating system, and details on loan modification activity.

Asset Quality Ratios

The following table summarizes select asset quality ratios for each of the periods indicated:

	December 31,
	2025	2024

ACL to loans
Total	0.93%	0.73%
Fintech	2.84%	2.84%
Non-fintech	0.58%	0.56%

Net charge-offs to average loans (for the year)
Total	2.37%	0.38%
Fintech(1)	24.90%	21.22%
Non-fintech	0.10%	0.08%

Non-performing loan ratios:
ACL to non-performing loans - Total	89.6%	132.8%
Fintech	n/m	n/m
Non-fintech	48.8%	95.2%

Non-performing loans to total loans(2)	1.04%	0.55%
Fintech	0.18%	0.05%
Non-fintech	1.19%	0.59%

Non-performing assets to total assets(2)	1.44%	1.14%

(1)There was no significant Fintech loan activity prior to the fourth quarter of 2024. Therefore, the 2024 Fintech net charge-off ratio shown is fourth quarter charge-offs to fourth quarter average loans, not full year.

(2)Includes loans 90 days past due still accruing interest.

Allowance for Credit Losses (“ACL”) to total loans increased to 0.93% at December 31, 2025 compared to 0.73% at December 31, 2024, driven primarily by the growth in fintech loans, which have a higher coverage ratio of 2.84%, compared to 0.58% on the remainder of our loan portfolio, as of December 31, 2025. Fintech loans grew to 15% of our total loan portfolio as of December 31, 2025, from 7% as of December 31, 2024.

Net charge-offs to average loans was 2.37% for the year ended December 31, 2025 compared to 0.38% for 2024, driven primarily by the growth of fintech in our loan portfolio. Fintech loans are covered by credit enhancement agreements, through which a partner of the Fintech business covers incurred losses on such fintech loans. The measurement of the ACL for fintech loans and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our income statement. See “Total Loan Portfolio—Fintech Programs” for further discussion of the credit enhancement.

Excluding fintech loans, net charge-offs to average loans was 0.10% for the year ended December 31, 2025, compared to 0.08% for 2024.

Non-performing loan ratios are also calculated showing fintech and non-fintech separately, as fintech has a relatively small contribution to the non-performing loan population due to the short-term nature of those receivables, the majority of are charged off before they reach 90 days past due. However, the fintech loan receivable portfolio growth does have an impact on the denominator of those ratios in total.

Non-performing loan ratios are each impacted by the $40.2 million increase in the non-performing loan population, to $74.0 million as of December 31, 2025, from $33.8 million at prior year end. The increase was driven by a $27.8 million increase in non-accrual loans, and a $12.4 million increase in loans past 90 days due and still accruing. See further discussion of the increase in our non-performing loan population directly above under “Portfolio Performance”.

ACL to non-performing loans—Total decreased to 89.6% at December 31, 2025 from 132.8% at December 31, 2024, and for non-fintech, the ratios are 48.8% and 95.2% for the respective periods. The decline in these ratios is primarily as a result of the increase in non-performing loans which proportionately exceeded the increase in the ACL.

Non-performing loans to total loans increased to 1.04% at December 31, 2025, from 0.55% at December 31, 2024, and for non-fintech, the ratios are 1.19% and 0.59% for the respective periods.

Non-performing assets to total assets ratio increased to 1.44% at December 31, 2025 from 1.14% at December 31, 2024.

Non-performing loans are subject to specific review when preparing our allowance for credit losses estimate. We assess the collectability of the receivables, the nature of the non-performance status, the loan to collateral value, and other factors, when determining whether a specific reserve is required. The ACL as of December 31, 2025 did not increase proportional to the increase in this population based on our assessment of the collectability of that population.

Allowance for Credit Losses

The following table presents an allocation of the allowance for credit losses among the types of loans or leases in our portfolio as of the periods presented (dollars in thousands):

	December 31, 2025		December 31, 2024		December 31, 2023

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$6,337	3.31%	$4,972	3.12%	$6,059	2.57%
SBL commercial mortgage	3,118	10.55%	3,203	10.85%	2,820	11.34%
SBL construction	235	0.32%	342	0.57%	285	0.42%
Direct lease financing	15,675	9.65%	13,125	11.48%	10,454	12.81%
SBLOC / IBLOC	1,041	23.52%	1,195	25.64%	813	30.40%
Advisor financing	2,207	4.14%	2,054	4.49%	1,662	4.14%
Real estate bridge lending	5,949	30.83%	6,603	34.57%	4,740	37.36%
Fintech	31,137	15.46%	12,909	7.46%	—	0.01%
Other loans	501	2.22%	450	1.82%	545	0.95%
	$66,200	100.00%	$44,853	100.00%	$27,378	100.00%

	December 31, 2022		December 31, 2021

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$5,028	1.99%	$5,415	3.95%
SBL commercial mortgage	2,585	8.66%	2,952	9.66%
SBL construction	565	0.56%	432	0.73%
Direct lease financing	7,972	11.53%	5,817	14.20%
SBLOC / IBLOC	1,167	42.55%	964	51.60%
Advisor financing	1,293	3.15%	868	3.10%
Real estate bridge lending	3,121	30.44%	1,181	16.63%
Fintech	—	—	—	—
Other loans	643	1.12%	177	0.13%
	$22,374	100.00%	$17,806	100.00%

At December 31, 2025, the ACL amounted to $66.2 million, of which $31.1 million relates to fintech loans and $6.2 million relates to reserves on specific loans. The allowance increased $21.3 million compared to prior year end, primarily reflecting a $18.2 million increase in reserves on fintech loans, to $31.1 million at December 31, 2025 from $12.9 million as of December 31, 2024. The increase in the allowance related to fintech loans correlates to the recorded credit enhancement asset on the Consolidated Balance Sheets. See further discussion with “Total Loan Portfolio—Fintech Programs” in this MD&A.

Management updates its estimate of credit loss for its’ loans recorded at amortized cost on a quarterly basis utilizing the current expected credit loss (CECL) requirements. A vintage analysis is used to determine the allowance for the SBL, leasing and REBL portfolios, the probability of default/loss given default method is used for the SBLOC, IBLOC and Fintech loan portfolios and discounted cash flow for the other loan portfolio. The estimate of credit loss is separately assessed for loans that have specific credit-deteriorated characteristics, and the loss estimate includes consideration of qualitative factors such as current loan performance statistics by pool, and economic conditions. These qualitative factors are intended to account for forward looking expectations over a twelve-to-eighteen-month period not reflected in historical loss rates and otherwise unaccounted for in the quantitative process.

A significant portion of our loan portfolio is backed by collateral. When loans are credit deteriorated and separately assessed, expected credit losses for collateral-dependent loans are based on the difference between the loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

Specific to the REBL portfolio, the Company has experienced limited multifamily (apartment building) loan charge-offs. Accordingly, the ACL for this pool was derived from a qualitative factor based on industry loss information for multifamily housing. Economic factors that were considered specific to the REBL portfolio include that Federal Reserve rate increases directly increase real estate bridge loan floating-rate borrowing costs, those borrowers are required to purchase interest rate caps that will partially limit the increase in borrowing costs during the term of the loan. Additionally, there continues to be several additional mitigating factors within the multifamily sector that should continue to fuel demand. Higher mortgage interest rates are increasing the cost to purchase a home, which in turn is increasing the number of renters and subsequent demand for multifamily. The softening demand for new homes should continue to exacerbate the current housing shortage, and therefore continue to fuel demand for multifamily apartment homes. Additionally, higher rents in the multifamily sector are causing renters to be more price sensitive, which is driving demand for most of the apartment buildings within our loan portfolio which management considers “workforce” housing. We added qualitative adjustments to the REBL ACL analysis specific to these factors.

Although we consider our ACL to be adequate based on information currently available, future additions to the ACL may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases. See further discussion of the Allowance methodology in “Note 2—Summary of Significant Accounting Policies” and “Note 5—Loans” to the audited consolidated financial statements in Item 8.

Net Charge-offs

The following tables present net charge-offs by loan category, and the relationship to average loans (dollars in thousands):

	Year ended December 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Total
Charge-offs	$785	$—	$221	$4,750	$—	$—	$—	$195,644	$1,008	$202,408
Recoveries	(85)	—	(4)	(793)	—	—	—	(44,578)	(20)	(45,480)
Net charge-offs	$700	$—	$217	$3,957	$—	$—	$—	$151,066	$988	$156,928

Average loan balance	$214,321	$707,493	$28,534	$692,987	$1,617,002	$284,066	$2,148,997	$776,178	$131,023	6,600,601
Ratio of net charge-offs during the period to average loans during the period	0.33%	—	0.76%	0.57%	—	—	—	19.46%	0.75%	2.38%

	Year ended December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Total
Charge-offs	$708	$—	$—	$4,575	$—	$—	$—	$19,619	$18	$24,920
Recoveries	(229)	—	—	(318)	—	—	—	(1,877)	(1)	(2,425)
Net charge-offs	$479	$—	$—	$4,257	$—	$—	$—	$17,742	$17	$22,495

Average loan balance	$170,772	$653,380	$30,754	$706,576	$1,553,910	$248,339	$2,130,005	$268,176	$65,167	5,827,079
Ratio of net charge-offs during the period to average loans during the period	0.28%	—	—	0.60%	—	—	—	6.62%	0.03%	0.39%

Net charge-offs were $156.9 million in 2025, an increase of $134.4 million from net charge-offs of $22.5 million in 2024. In 2025, the Company, based on contractual agreements, recorded $151.1 million of net charge-offs related to fintech loans, and correlated amounts in the provision for credit losses and in non-interest income with no impact to net income. Excluding Fintech, net charge-offs were $5.9 million in 2025, compared to $4.8 million in 2024.

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

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more, by year of origination, at December 31, 2025 and December 31, 2024:

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	405	3,109	2,705	1,360	1,060	—	8,639
Total SBL non-real estate	—	405	3,109	2,705	1,360	1,060	—	8,639

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	706	5,318	7,596	6,049	2,308	—	21,977
Total SBL commercial mortgage	—	706	5,318	7,596	6,049	2,308	—	21,977

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	1,950	710	—	2,660
Total SBL construction	—	—	—	—	1,950	710	—	2,660

Direct lease financing
90+ Days past due	120	—	92	98	—	1,147	—	1,457
Non-accrual	—	1,696	6,302	3,254	787	27	—	12,066
Total direct lease financing	120	1,696	6,394	3,352	787	1,174	—	13,523

IBLOC
90+ Days past due	—	—	—	—	—	—	251	251
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	697	697

Real estate bridge lending
90+ Days past due	—	—	—	—	14,459	—	—	14,459
Non-accrual	—	—	—	—	9,755	—	—	9,755
Total real estate bridge lending	—	—	—	—	24,214	—	—	24,214

Fintech loans
90+ Days past due	2,030	—	—	—	—	—	—	2,030
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	2,030	—	—	—	—	—	—	2,030

Other loans
90+ Days past due	—	—	—	—	—	2	—	2
Non-accrual	—	—	—	—	—	142	—	142
Total other loans	—	—	—	—	—	144	—	144

Total 90+ Days past due	$2,150	$—	$92	$98	$14,459	$1,149	$251	$18,199

Total Non-accrual	$—	$2,807	$14,729	$13,555	$19,901	$4,247	$446	$55,685

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$614	$41	$216	$—	$871
Non-accrual	—	—	1,197	620	219	599	—	2,635
Total SBL non-real estate	—	—	1,197	1,234	260	815	—	3,506

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	336	—	336
Non-accrual	—	—	1,380	1,687	163	1,655	—	4,885
Total SBL commercial mortgage	—	—	1,380	1,687	163	1,991	—	5,221

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	875	—	710	—	1,585
Total SBL construction	—	—	—	875	—	710	—	1,585

Direct lease financing
90+ Days past due	145	547	285	69	20	22	—	1,088
Non-accrual	2,546	546	1,710	1,165	37	22	—	6,026
Total direct lease financing	2,691	1,093	1,995	1,234	57	44	—	7,114

IBLOC
90+ Days past due	—	—	3,322	—	—	—	—	3,322
Non-accrual	—	—	503	—	—	—	—	503
Total IBLOC	—	—	3,825	—	—	—	—	3,825

Real estate bridge lending
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	12,300	—	—	—	12,300
Total real estate bridge lending	—	—	—	12,300	—	—	—	12,300

Fintech
90+ Days past due	—	—	—	—	—	—	213	213
Non-accrual	—	—	—	—	—	—	—	—
Total fintech	—	—	—	—	—	—	213	213

Total 90+ Days past due	$145	$547	$3,607	$683	$61	$574	$213	$5,830

Total Non-accrual	$2,546	$546	$4,790	$16,647	$419	$2,986	$—	$27,934

Deposits

Our primary source of funding is deposit acquisition. At December 31, 2025, we had total deposits of $8.17 billion compared to $7.75 billion at December 31, 2024, which reflected an increase of $419.5 million, or 5%. Due to the nature of our deposit products, daily deposit balances are subject to variability, and deposits averaged $7.60 billion in the fourth quarter of 2025. As of December 31, 2025, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits.

Demand and interest checking is $7.83 billion of total deposits as of December 31, 2025, and primarily consists of balances from prepaid, debit and other payment card accounts that the Bank issues to fund payments for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts. These accounts have an established history of stability and lower cost than certain other types of funding. Deposits also include payment processing balances, funds received as collateral supporting the secured credit card program of our Fintech segment, and small population of traditional deposits.

Savings and money market is $338.5 million of total deposits as of December 31, 2025. In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategies, which totaled $400.0 million as of December 31, 2025. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits.

We do not have a traditional branch system. Our deposit accounts are comprised primarily of millions of small transaction-based consumer balances which are obtained through and with the assistance of our partners. We have long-term contractual relationships with the partners of our Fintech business which sponsor such accounts as discussed further in Item 1. “Business—Our Strategies”. Of our deposits at year-end 2025, the top three partner relationships accounted for approximately $3.83 billion, the next three largest $1.35 billion, and the four subsequent largest $811.7 million. The top ten partner relationships at year end 2025 consisted of $3.20 billion related to payroll, debit, and government-based accounts such as child support, and $2.80 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.

The following table presents the average balance and rates paid on deposits for the years indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Average	Average	Average	Average
	balance	rate	balance	rate
Demand and interest checking	$7,796,951	2.04%	$6,875,368	2.35%
Savings and money market	97,577	3.99%	71,962	3.52%
Total deposits	$7,894,528	2.06%	$6,947,330	2.37%

Of the demand and interest checking balance shown above, $134.2 million and $146.8 million for 2025 and 2024, respectively, represented balances on which we paid interest. The remaining balance for each period reflects amounts subject to fees paid to third-parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-Term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $199.0 million of borrowings with FHLB at December 31, 2025. There were no borrowings on either line at December 31, 2024. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve.

The following table summarizes short-term borrowings:

	As of or for the year ended December 31,
	2025	2024
	(Dollars in thousands)
Short-term borrowings
Balance at year-end	$199,000	$—
Average during the year	58,060	44,220
Maximum month-end balance	450,000	455,000
Weighted average rate during the year	4.30%	5.58%
Rate at year end	3.95%	—

Senior Debt

On August 18, 2025, we issued $200.0 million of 7.375% 2030 Senior Notes, with a maturity date of September 1, 2030. The 2030 Senior Notes are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. In August 2025, the proceeds of this issuance were used to repay at maturity the outstanding principal of the 4.75% Senior Notes due 2025. The remainder of the net proceeds were used to fund the Company’s share repurchase program and for general corporate purposes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds at a reasonable cost to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows without adversely affecting daily operations or financial condition. Our liquidity management policy requirements include sustaining defined liquidity minimums, concentration monitoring and management, stress testing, contingency planning and related oversight. Based on our sources of funding and liquidity discussed below, we believe we have sufficient liquidity and capital resources available for our needs in the next 12 months and for the longer-term beyond 12 months. The adequacy of liquidity is supported by (a) the historical stability and growth of our long-term fintech relationships; (b) access to contingent funding; and (c) the short duration and highly liquid nature of a significant amount of our assets.

Our primary source of funding has been deposits, sourced from our Fintech Solutions business. We have multi-year, contractual relationships with partners which sponsor such accounts. Average total deposits in 2025 increased by $947.2 million, or 14%, to $7.89 billion compared to $6.95 billion in 2024. In addition, we had $400 million in off-balance sheet deposits as of December 31, 2025. Deposits are swept off-balance sheet to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Overnight borrowings are also periodically utilized as a funding source to facilitate cash management. Certain components of our deposits experience seasonality, creating excess liquidity at certain times. The largest deposit inflows have generally occurred in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

We have pledged assets for borrowing lines at the FHLB and FRB, that consist of loans totaling $4.68 billion and investment securities of $257.3 million at December 31, 2025. Based on the collateral pledged at December 31, 2025, we have borrowed $199 million and have the ability and capacity to borrow an additional $3.19 billion. Average short-term borrowings under these lines for the fourth quarter of 2025 was $184.8 million. We have $1.14 billion of investment securities that could be pledged for some amount of additional borrowing capacity.

We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve. Interest-bearing overnight balances at the FRB averaged $225.4 million for the fourth quarter of 2025, compared to the fourth quarter 2024 average of $527.8 million.

Our primary contractual obligations relate to debt, operating leases, and loan commitments.

At December 31, 2025, our long-term debt includes $200.0 million of senior debt due September 1, 2030 and $13.4 million of subordinate debentures due in 2038. In addition, we have short-term borrowings of $199.0 million from FHLB and FRB, and $13.7 million of other long-term secured borrowings that are being repaid based on the timing of the underling loan cashflows. We are also contractually obligated to make interest payments on our debt through their respective maturities. For additional information regarding our debt, see Note 8, “Debt”, to the audited consolidated financial statements in Item 8.

At December 31, 2025, we have an obligation for $31.1 million of total future contractual payments for operating leases that have weighted-average remaining lease terms of 10.5 years. In addition, we have outstanding commitments to fund loans, including unused lines of credit, of $2.20 billion as of December 31, 2025. The majority of our commitments are variable rate and relate to our SBLOC receivables, and the amount of such commitment relates to the maximum amount of the lines of credit based on the full amount of collateral in a customer’s investment account and is not expected usage. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth. Additionally, these loans are “demand” loans and as such, represent a contingent source of funding. See Note 14, “Commitments and Contingencies” to the audited consolidated financial statements in Item 8 for further information on our commitments related to operating leases and loan funding.

Capital Resources and Requirements

We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized.” The Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the most recent quarter. Tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2025, both the Company and the Bank were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2025
The Bancorp, Inc.	7.64%	11.08%	12.19%	11.08%
The Bancorp Bank, National Association	9.70%	14.03%	15.13%	14.03%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2024
The Bancorp, Inc.	9.41%	13.85%	14.65%	13.85%
The Bancorp Bank, National Association	10.38%	15.25%	16.06%	15.25%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of our interest-earning assets, other than those with short-term maturities. We do not own any trading assets, nor do we engage in hedging transactions.

The Federal Reserve has been actively managing changes to the overnight federal funds rate in recent years based on changing economic outlooks for inflation, labor and other indicators. After a period of rate increases through the end of 2023, in the third quarter of 2024 the Federal Reserve began lowering rates and continued lowering rates in the third and fourth quarter of 2025. Only a portion of our deposit accounts are impacted by Federal Reserve rate actions. The majority of our deposit accounts are prepaid and debit card deposit accounts, where our cost is based on a contractual fee structure which adjusts only to a portion of increases or decreases in rates; however, the impact is immediate. Interest-earning assets, comprised primarily of loans and securities, tend to adjust more fully to rate changes, but with a timing lag due to contractual pricing intervals. The majority of our loans and securities are variable rate and generally reprice monthly or quarterly, although some reprice over several years. While it is difficult to predict the impact of inflation and responsive Federal Reserve rate changes on our net interest income, based on the factors previously outlined, our net interest income tends to decrease during periods of declines in rates.

We have adopted policies designed to manage net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee which meets quarterly to review our results, develop strategies to optimize margins and to respond to market conditions. The primary goal of our policies is to optimize margins and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk and liquidity.

We monitor, manage and control interest rate risk through a variety of techniques, including the use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model.

Gap analysis

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2025. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability, except as noted:

•The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.

•We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest-bearing transaction accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to our partners which are based upon a rate index, and therefore are included in interest expense.

•We have adjusted the transaction account balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances.

•The table does not assume any prepayment of fixed-rate loans, mortgage and asset backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.

•The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities (for example, prepayments of loans and withdrawal of deposits) is beyond our control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$75,137	$5,473	$56,688	$2,091	$—
Loans, net of deferred loan fees and costs	3,816,031	758,953	1,490,994	850,644	200,054
Investment securities	253,411	66,046	97,035	356,310	898,948
Interest-earning deposits	104,611	—	—	—	—
Total interest-earning assets	4,249,190	830,472	1,644,717	1,209,045	1,099,002

Interest-bearing liabilities:
Transaction accounts as adjusted(1)	3,913,519	—	—	—	—
Savings and money market	338,459	—	—	—	—
Short-term borrowings	199,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	196,253	—
Total interest-bearing liabilities	4,464,379	—	—	196,253	—
Gap	$(215,189)	$830,472	$1,644,717	$1,012,792	$1,099,002
Cumulative gap	$(215,189)	$615,283	$2,260,000	$3,272,792	$4,371,794
Gap to assets ratio	(2)%	9%	18%	11%	12%
Cumulative gap to assets ratio	(2)%	7%	25%	36%	48%

(1)Transaction accounts are comprised primarily of demand deposits. While demand deposits are non-interest-bearing, related fees paid to our partners may reprice according to specified indices.

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

Interest Rate Sensitivity Analysis

With the interest rate risk management model, we project a baseline future net interest income assuming no basis rate change, and then estimate the effect of various changes in interest rates relative to the baseline. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations.

Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of the aforementioned interest rate floors, interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the potential impact of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity (“MVPE”) represents the modeled fair value of the net present portfolio value of assets, liabilities and off-balance sheet items and is reflected in the Net portfolio value column in the table below.

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

	Net portfolio value at		Net interest income
	December 31, 2025		December 31, 2025
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,615,416	1.15%	$380,263	(1.75%)
+100 basis points	1,606,498	0.59%	383,551	(0.90%)
Flat rate	1,597,033	—	387,034	—
-100 basis points	1,570,864	(1.64%)	389,812	0.72%
-200 basis points	1,526,820	(4.40%)	392,562	1.43%

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

We were in compliance with our asset/liability policy guidelines at December 31, 2025. If we should experience a mismatch in our desired gap ranges, or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such a mismatch, including making purchases or sales of investment securities, shifting our loan portfolio composition to match maturity or repricing timing, or emphasizing deposits or obtaining borrowings with desired maturities.

We continue to evaluate market conditions and may change our current interest rate strategy in response to changes in conditions.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the determination of our allowance for credit losses on loans requires estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Allowance for credit losses on loans

We determine our allowance for credit losses with the objective of maintaining sufficient coverage to absorb our estimated current and future expected credit losses over the entire life of each loan. We developed a systematic methodology and made certain key decisions that underlie our methodology, including how to aggregate our portfolio into pools for analysis based on similar risk characteristics, the selection of the appropriate historical loss data to reference in the model, and our approach to subjecting loans to specific analysis.

We adjust our estimate based on relevant qualitative and quantitative factors to better reflect the risk characteristics of the current portfolio and the expected future loss experience over the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of our current portfolio, including considering economic and business conditions, default trends, changes in portfolio composition, changes in lending policies and practices, among other internal and external factors. Further, each measurement period we determine whether to separate any loans from their current pool for individual analysis based on their unique risk characteristics. Our approach to estimating qualitative adjustments takes into consideration all significant current information we believe appropriate to reflect the changes and risks in the portfolio or environment and involves significant judgment. As of December 31, 2025, our coverage, or allowance to loan balance, for the total portfolio is 0.93%, and of that total, fintech coverage is 2.84% and non-fintech is 0.58%.

However, this evaluation is inherently subjective as it requires material estimates, including, among others, probability of default, the amount of loss we may incur upon default, the amounts and timing of expected future cash flows, including recoveries after charge-off, estimated loan lives, collateral values and expected commitment usage.

Our estimates of expected net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. We may recognize credit losses in excess of our reserve, or a significant increase to our credit loss estimate, in the future, driven by the update of assumptions and information underlying our estimate and/or driven by the actual amount of realized losses. Our estimate of credit losses is revised each period to reflect current information, including current events, economic conditions, changes in the risk characteristics and composition of the portfolio, and emerging trends in our portfolio, among other factors, and these updates for current information could drive a significant adjustment to our reserve. Further, actual credit losses may exceed our estimated reserve, and such excess may be significant, if the actual performance of our portfolio differs significantly from the current assumptions and judgements, including those underlying our forecast and qualitative adjustments, as of any given measurement date.

See additional information within Item 7. “MD&A—Financial Condition—Allowance for Credit Losses” and “Note 5—Loans, net” to the audited consolidated financial statements in Item 8.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information with respect to quantitative and qualitative disclosures about market risk is included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management” of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp, Inc.

Wilmington, Delaware

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2026 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses (“ACL”) on Loans – Qualitative Factors

As described in Note 2 and Note 5 to the financial statements, the Company estimates the allowance for credit losses using a vintage analysis for some loan segments, and a probability of default/loss given default method for other loan segments. For the vintage analysis, the loans are segregated by product type to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For the probability of default/loss given default, the Company calculates the likelihood a borrower will default, and then the expected loss after the default occurs. The discounted cash flow method estimates expected credit losses by projecting the cash flows of a financial asset over its lifetime, discounting those cash flows back to their present value, and comparing the result to the asset's amortized cost basis. Loans are segregated by product type to recognize differing risk characteristics within portfolio segments. Internal loss data is used for some loan categories and third-party data is used for other loan categories due to a lack of the Company’s own historical loss experience. As part of the estimate of expected credit losses, the Company considers relevant qualitative factors to assess whether the historical loss experience should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of the loans. This assessment incorporates available information relevant to considering the collectability of the portfolio, including considering economic and business conditions, default trends, changes in portfolio composition, changes in lending policies and practices, among other internal and external factors. As of December 31, 2025, the Company’s allowance for credit losses was $66.2 million.

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

Fort Lauderdale, Florida

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Bancorp, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 (not presented herein), and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania
February 29, 2024 (except for Note 18, as to which the date is April 7, 2025)

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
	(Dollars in thousands, except share data)
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$8,038	$6,064
Interest-earning deposits	104,611	564,059
Total cash and cash equivalents	112,649	570,123

Investment securities, available-for-sale, at fair value	1,671,750	1,502,860
Commercial loans, at fair value	139,389	223,115
Loans, net of deferred loan fees and costs	7,116,676	6,113,628
Allowance for credit losses	(66,200)	(44,853)
Loans, net	7,050,476	6,068,775
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	25,205	15,642
Premises and equipment, net	29,834	27,566
Accrued interest receivable	43,090	41,713
Other real estate owned	60,695	62,025
Deferred tax asset, net	18,679	18,874
Credit enhancement asset	31,138	12,909
Other assets	169,520	183,941
Total assets	$9,352,425	$8,727,543

LIABILITIES:
Deposits:
Demand and interest checking	$7,827,037	$7,434,212
Savings and money market	338,459	311,834
Total deposits	8,165,496	7,746,046

Short-term borrowings	199,000	—
Senior debt	196,253	96,214
Subordinated debentures	13,401	13,401
Other long-term borrowings	13,712	14,081
Other liabilities	74,767	68,018
Total liabilities	8,662,629	7,937,760

Commitments and contingencies (Note 14)

SHAREHOLDERS' EQUITY:
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,404,006 and 42,355,361 shares issued and outstanding, respectively, at December 31, 2025 and 47,713,481 and 47,310,750 shares issued and outstanding, respectively, at December 31, 2024	48,404	47,713
Additional paid-in capital	24,207	3,233
Retained earnings	1,007,368	779,155
Accumulated other comprehensive income (loss)	10,839	(17,637)
Treasury stock at cost, 6,048,645 shares at December 31, 2025 and 402,731 shares at December 31, 2024	(401,022)	(22,681)
Total shareholders' equity	689,796	789,783

Total liabilities and shareholders' equity	$9,352,425	$8,727,543

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2025	2024	2023
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$448,030	$458,817	$436,649
Investment securities:
Taxable interest	76,021	66,262	39,078
Tax-exempt interest	387	187	153
Interest-earning deposits	26,931	26,326	33,627
	551,369	551,592	509,507
Interest expense:
Deposits	162,751	164,372	148,529
Short-term borrowings	2,498	2,469	271
Long-term borrowings	784	2,420	507
Senior debt	8,805	4,935	5,027
Subordinated debentures	1,020	1,155	1,121
	175,858	175,351	155,455
Net interest income	375,511	376,241	354,052

Provision for credit losses on non-fintech loans	8,981	9,319	8,465
Provision for credit losses on fintech loans	169,294	30,651	—
Provision reversal for unfunded commitments	(582)	(596)	(135)
Provision (reversal) for credit loss on security	—	(1,000)	10,000
Provision for credit losses, total	177,693	38,374	18,330
Net interest income after provision (reversal) for credit losses	197,818	337,867	335,722

Non-interest income
Fintech fees
ACH, card and other payment processing fees	21,021	14,596	9,822
Prepaid, debit card and related fees	103,546	97,413	89,417
Consumer credit fintech fees	16,580	4,789	—
Total fintech fees	141,147	116,798	99,239
Net realized and unrealized gains on commercial loans, at fair value	1,815	2,732	3,745
Leasing related income	7,135	3,921	6,324
Fintech loan credit enhancement	169,294	30,651	—
Other	8,942	3,412	2,786
Total non-interest income	328,333	157,514	112,094

Non-interest expense
Salaries and employee benefits	142,554	131,597	121,055
Depreciation	4,650	4,155	3,074
Rent and related occupancy cost	6,466	6,746	5,980
Data processing expense	4,964	5,666	5,447
Audit expense	2,477	1,484	1,620
Legal expense	6,690	3,081	3,850
Legal settlements	2,000	284	—
FDIC Insurance	4,543	3,579	2,957
Software	20,541	17,913	17,349
Insurance	4,780	5,195	5,139
Telecom and IT network communications	1,222	1,227	1,316
Consulting	1,663	1,852	1,938
Other	20,564	20,446	21,317
Total non-interest expense	223,114	203,225	191,042
Income before income taxes	303,037	292,156	256,774
Income tax expense	74,824	74,616	64,478
Net income	$228,213	$217,540	$192,296

Earnings per share - basic	$4.99	$4.35	$3.52

Earnings per share - diluted	$4.92	$4.29	$3.49
Weighted average shares - basic	45,770,549	50,063,620	54,506,065
Weighted average shares - diluted	46,421,672	50,713,140	55,053,497

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$228,213	$217,540	$192,296

Other comprehensive income, net:
Other comprehensive income:
Securities available-for-sale:
Change in net unrealized gains	37,968	2,824	14,215
Reclassification adjustments for losses included in income	—	2	4
Other comprehensive income	37,968	2,826	14,219

Income tax expense related to items of other comprehensive income:
Securities available-for-sale:
Change in net unrealized gains	9,492	494	3,929
Reclassification adjustments for losses included in income	—	1	1
Income tax expense related to items of other comprehensive income	9,492	495	3,930

Other comprehensive income, net	28,476	2,331	10,289

Comprehensive income	$256,689	$219,871	$202,585

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2025, 2024 and 2023
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	(loss) income	stock	Total
Balance at December 31, 2022	55,689,627	$55,690	$299,279	$369,319	$(30,257)	$—	$694,031
Net income	—	—	—	192,296	—	—	192,296
Common stock issued from option exercises, net of tax benefits	13,158	13	91	—	—	—	104
Common stock issued from restricted units, net of tax benefits	456,991	457	(457)	—	—	—	—
Stock-based compensation	—	—	11,392	—	—	—	11,392
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	10,289	—	10,289
Common stock repurchases and excise tax	(2,957,146)	(2,957)	(97,874)	—	—	—	(100,831)
Balance at December 31, 2023	53,202,630	$53,203	$212,431	$561,615	$(19,968)	$—	$807,281

Net income	—	—	—	217,540	—	—	217,540
Common stock issued from restricted units, net of tax benefits	345,390	345	(345)	—	—	—	—
Stock-based compensation	—	—	14,983	—	—	—	14,983
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	2,331	—	2,331
Common stock repurchases and excise tax	(5,834,539)	(5,835)	(223,836)	—	—	(22,681)	(252,352)
Balance at December 31, 2024	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783

Net income	—	—	—	228,213	—	—	228,213
Common stock issued from option exercises, net of tax benefits	300,000	300	1,761	—	—	—	2,061
Common stock issued from restricted units, net of tax benefits	390,525	391	(391)	—	—	—	—
Stock-based compensation	—	—	19,604	—	—	—	19,604
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	28,476	—	28,476
Common stock repurchases and excise tax	—	—	—	—	—	(378,341)	(378,341)
Balance at December 31, 2025	48,404,006	$48,404	$24,207	$1,007,368	$10,839	$(401,022)	$689,796

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Operating activities:
Net income	$228,213	$217,540	$192,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,650	4,155	3,074
Provision for credit loss, total	177,693	38,374	18,330
Fintech loan credit enhancement income	(169,294)	(30,651)	—
(Accretion) amortization of fees, premiums, and discounts, net	(7,686)	(2,608)	1,023
Stock-based compensation expense	19,604	14,983	11,392
Realized gains on commercial loans, at fair value	(1,815)	(3,699)	(6,954)
Deferred income tax (benefit) expense	(9,246)	2,317	(5,681)
Gain on sale of fixed assets	(2)	(53)	—
Gain on sale of other real estate owned	(754)	—	—
Write-down of other real estate owned	—	—	1,147
Change in fair value of commercial loans, at fair value	—	683	3,085
Change in fair value of derivatives	—	284	124
Loss on sales of investment securities	—	2	4
Increase in accrued interest receivable	(1,377)	(4,179)	(5,529)
Decrease (increase) in other assets	17,692	(26,210)	(38,067)
Increase (decrease) in other liabilities	7,331	(1,027)	12,609
Net cash provided by operating activities	265,009	209,911	186,853

Investing activities:
Purchase of investment securities available-for-sale	(433,768)	(991,215)	(48,989)
Proceeds from redemptions and prepayments of securities available-for-sale	304,925	242,676	71,082
Sale of repossessed assets	3,495	11,015	7,927
Proceeds from sale of other real estate owned	6,204	1,602	5,800
Net (increase) decrease in loans	(1,172,341)	(875,473)	142,191
Credit enhancement agreement cash inflows	151,065	17,742	—
Capitalized investment in other real estate owned	(2,142)	(1,695)	—
Commercial loans, at fair value drawn during the period	(3,651)	—	(134,256)
Payments on commercial loans, at fair value	88,944	109,569	384,353
Proceeds from sale of fixed assets	174	133	—
Purchases of premises and equipment	(7,090)	(4,974)	(12,689)
Net cash (used in) provided by investing activities	(1,064,185)	(1,490,620)	415,419

Financing activities:
Net increase (decrease) in deposits	419,450	1,065,136	(349,203)
Net decrease in securities sold under agreements to repurchase	—	(42)	—
Proceeds of short-term borrowings	199,000	—	—
Proceeds of senior debt offering, net	195,953	—	—
Redemption of senior notes	(96,421)	—	(3,273)
Proceeds from the issuance of common stock	2,061	—	104
Repurchases of common stock and excise tax	(378,341)	(252,352)	(99,999)
Net cash provided by (used in) financing activities	341,702	812,742	(452,371)

Net (decrease) increase in cash and cash equivalents	(457,474)	(467,967)	149,901

Cash and cash equivalents, beginning of period	570,123	1,038,090	888,189

Cash and cash equivalents, end of period	$112,649	$570,123	$1,038,090

Supplemental cash flow information:
Interest paid	$172,558	$173,804	$156,269
Taxes paid	$76,334	$80,828	$82,553
Non-cash investing and financing activities:
Transfers to other real estate owned from commercial loans, at fair value, and loans, net	$1,978	$44,983	$2,686
Leased vehicles transferred to repossessed assets	$3,478	$9,895	$9,361

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Nature of Operations

The Bancorp, Inc. (“the Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (“the Bank”), which is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a federally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Bank has two primary lines of business consisting of its Fintech Solutions business, and its national Credit Solutions segment.

Through partner relationships, Fintech Solutions delivers payment, deposit, and lending products that attract deposits and generate fee income. Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. The Company primarily earns fee-based income from fintech products, and such products include: sponsored issuance of deposit accounts and debit, credit, and prepaid cards; sponsored lending products for fintech partners; and payment processing solutions, including acquiring, ACH, and near-and real-time payment services in support of its partners.

Credit Solutions is our lending operation and makes the following types of loans: Real estate bridge lending; institutional banking comprised of security-backed lines of credit (SBLOC), cash value insurance policy-backed lines of credit (IBLOC) and advisor financing; and commercial loans comprised primarily of Small Business Administration (SBA) loans and direct lease financing.

The Company and the Bank are affected by state and federal legislation and regulations, and are subject to regulation by certain state and federal agencies. Accordingly, they are examined periodically by those regulatory authorities.

Note 2—Summary of Significant Accounting Policies

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

Certain prior period amounts have been reclassified to conform to current period presentation.

Subsequent Events

The Company evaluated its December 31, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Investment Securities

The Company’s investments in debt securities are classified as available-for-sale, as management believes the instruments may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income through equity and are excluded from the determination of net income. The unrealized losses for available-for-sale securities are evaluated to determine if any component is attributable to credit loss versus market factors. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision for credit losses is recorded within the Consolidated Statements of Operations. Subsequent improvement in credit may result in reversal of the credit charge in future periods. For available-for-sale debt securities in an unrealized loss position, the Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

Realized gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company periodically reviews its investment portfolio to determine whether any securities are credit deteriorated and an allowance for credit loss should be established. The evaluation is performed at the individual security level, and includes consideration of the following factors: (a) the extent to which the fair value is less than the amortized cost of the security; (b) changes in the financial condition, credit rating and near-term prospects of the issuer; (c) whether the issuer is current on contractually obligated interest and principal payments; (d) changes in the financial condition of the security’s underlying collateral; and (e) the payment structure of the security.

The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. If required, an ACL is established to recognize credit deterioration through a charge to provision for credit loss on security in the Consolidated Statements of Operations. The charge may be reversed should credit improve in the future.

Commercial Loans, at fair value

Commercial loans at fair value were originated prior to 2020, were intended for sale into securitizations and at origination the Company elected fair value treatment. The Company continues to account for this population at fair value even though they are no longer intended for sale. Changes in fair value are recognized as unrealized gains or losses on commercial loans in the Consolidated Statements of Operations.

The Company accounts for all its’ current originations at amortized cost.

Loans, net of deferred loan fees and costs

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are stated at amortized cost, net of unearned discounts, unearned loan fees and an allowance for credit loss.

The Company defers initial direct costs incurred and fees received to originate our loans. The deferred loan fees and costs are amortized to interest income using the effective interest method.

Interest income is accrued as earned on a simple interest method. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable is reversed from income on a timely basis. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured by collateral, and must be in the process of collection. Such loans are reported as 90 days delinquent and still accruing.

For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

Allowance for Credit Losses on Loans

For loans held for investment at amortized cost, the allowance is determined based on a current expected credit loss (“CECL”) methodology. Under CECL, a lifetime expected credit loss estimate is recognized when a financial asset is originated or purchased, taking into account all cashflows the Company expects to receive or derive, including recoveries after charge-off. Expected credit losses are estimated over the estimated remaining lives of loans. The Company does not measure an ACL on accrued interest receivable balances, because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status.

The ACL is established through a provision for credit losses recognized in the Consolidated Statements of Operations. Loan principal considered to be uncollectible by management is charged against the ACL.

Management updates its estimate of credit loss for its’ loans recorded at amortized cost on a quarterly basis. The Company has established a systematic methodology to measure the estimated credit losses inherent in its current portfolio, over the entire life of the contracts, and this methodology is consistently applied. The Company assesses the appropriate segments to use to analyze its portfolio based on the different receivable classes that have different underlying collateral and unique risk characteristics.

A vintage analysis is used to determine the allowance for the SBL, leasing, advisor financing, and REBL portfolios, the probability of default/loss given default method is used for the SBLOC, IBLOC and Fintech loan portfolios and discounted cash flow for the other loan portfolio. For the vintage analysis the loans are segregated by product type, to recognize differing risk characteristics within portfolio segments, and an average historical loss rate is calculated for each product type. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For the probability of default/loss given default the Company calculates the likelihood a borrower will default and then the expected loss after the default occurs. The discounted cash flow method estimates expected credit losses by projecting the cash flows of a financial asset over its lifetime, discounting those flows back to their present value, and comparing the result to the asset's amortized cost basis. Internal loss data is used for most loan categories, except Advisor and REBL where third-party data is used due to a lack of significant company-own historical loss experience.

Loans that do not share risk characteristics are evaluated on an individual basis. When specific loans are credit deteriorated and separately assessed, expected credit losses for collateral-dependent loans are based on the fair value of the underlying collateral. A loan is deemed to be a collateral-dependent loan when: (i) foreclosure is believed to be probable; or (ii) foreclosure or repossession is not probable, but the borrower is experiencing financial difficulty and we expect repayment to be provided substantially through the operation or sale of the collateral. For collateral-dependent loans, a reserve is established within the ACL based on the difference between loan principal and the estimated fair value of the collateral, adjusted for estimated disposition costs.

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

As part of its estimate of expected credit losses, specific to each measurement date, management considers relevant qualitative factors to assess whether the historical loss experience being referenced should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of its current portfolio, including considering economic and business conditions, default trends, changes in its portfolio composition, changes in its lending policies and practices, among other internal and external factors.

These qualitative adjustments are subjective and based on current expectations and available information, and are designed to be responsive to changes in expectations; Such estimates may increase or decrease the allowance in future periods as such information is updated. Further, actual losses on specified problem loans, may depend upon disposition of collateral for which actual sales prices may differ from appraisals or management’s estimates.

The loss estimate is adjusted for qualitative factors, incorporating forward looking expectations over a twelve-to-eighteen-month projection period, then the estimate of loss reverts to historical loss rates. The qualitative and quantitative historical loss rate components, together with the allowances on specific credit-deteriorated loans, comprise the total ACL.

Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks

Stock in FRB, FHLB, and Atlantic Central Bankers Bank (“ACBB”) is recorded at cost. Each of these institutions require their correspondent banking institutions to hold stock as a condition of membership. While a fixed stock amount is required by each of these institutions, the FHLB stock requirement increases or decreases with the level of borrowing activity.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at estimated fair market value less estimated cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the ACL. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the Consolidated Statements of Operations. Expenditures for OREO properties that extend its useful life or capacity are capitalized.

Credit Enhancement Asset

The Company has agreements with a partner to originate and service consumer fintech loans, which include credit enhancement provisions through which the partner covers incurred losses on such consumer fintech loans. When a fintech loan meets a defined delinquency level, the Company recognizes a charge-off of the receivable, and the incurred losses are covered by the partner. Any subsequent recoveries from the charged-off loan are credited to the partner. The partner relationship agreements governing our fintech loan programs include requirements for pledging cash reserve accounts at the Bank as collateral for loss exposure, through which we can collect when losses occur. In addition, the agreements also provide for the right to offset any cashflows we owe to our partners (such as for monthly revenues) against any net realized loan losses.

The Company recognizes an estimate of loss on the fintech portfolio through its allowance for credit loss, with provision for credit losses on fintech loans recognized on the Consolidated Statements of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on the Consolidated Balance Sheets and non-interest income — consumer fintech loan credit enhancement on the Consolidated Statements of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our Consolidated Statements of Operations.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2025 and 2024, the Company had net capitalized software costs of approximately $3.3 million and $5.0 million, respectively, recognized within other assets on the Consolidated Balance Sheets. The Company recorded related amortization expense of approximately $1.5 million, $1.1 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deposits

The Company does not have a traditional bank branch system, the deposit accounts are comprised primarily of millions of small transaction-based consumer balances which are obtained through and with the assistance of third-party partner relationships of our Fintech business.

Interest is paid directly to consumer account holders for an immaterial amount of deposit balances. For the majority of the deposit accounts, interest expense is recognized that represents fees paid to third-parties. Those fees are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between their carrying values on the Consolidated Balance Sheets and their tax basis as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

The Company recognizes the benefit of a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit by the tax authority. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. Any interest or penalties related to uncertain tax positions are recognized in income tax expense (benefit) in the Consolidated Statements of Operations.

Deferred tax assets are recorded on the Consolidated Balance Sheets at their net realizable value. The Company performs an assessment each reporting period to evaluate the amount of the deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the Consolidated Balance Sheets is reduced via a corresponding income tax expense in the Consolidated Statements of Operations.

Revenue Recognition – Non-interest income

The Company’s revenue streams that are in the scope of ASC 606 Revenue include prepaid and debit card, card payment, interchange, automated clearing house (“ACH”) and deposit processing and other fees. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. The vast majority of the Company’s services related to its revenues are performed, earned, and recognized monthly. The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

ACH, card and other payment processing fees. The majority of fees the Company earns result from contractual transaction fees paid by third-party sponsors to the Company and monthly service fees. Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis. The Company records this revenue net of costs such as association fees and interchange transaction charges. Fees earned by the Company from processing card payments, or from processing ACH payments or other payments are also determined primarily on a per transaction basis.

Prepaid and debit card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis. Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred. The Company earns transactional and/or interchange fees on prepaid and debit card accounts when transactions occur and revenue is billed and collected monthly or quarterly. Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the Consolidated Statements of Operations. Card payment and ACH processing fees include transaction fees earned for processing merchant transactions. Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly. ACH processing fees are earned on a per item basis as the transactions are processed for third-party clients and are also billed and collected monthly. Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts. Revenue for these services is recognized monthly as the services are performed. The Company’s customer contracts do not typically have performance obligations and fees are collected and earned when the transaction occurs. The Company may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

Consumer credit fintech fees are comprised of fees paid by third-party marketers and servicers related to loans made by the Bank, which earns such fees based generally on average loan balances.

Advertising Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs amounted to $1.7 million, $858,000 and $978,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising and marketing expense is reflected under “Other” in the non-interest expense section of the Consolidated Statements of Operations.

Variable Interest Entities

Variable interest entities (“VIEs”) are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. The purposes and activities of the VIE are considered in determining whether the Company is the primary beneficiary, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, a qualitative assessment is made and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the financial statements.

The Company’s involvement with variable interest entities primarily relates to CRE securitization trusts issued prior to 2020, where the Company originated and sold all of the commercial mortgage loan collateral into the securitizations, and retained an interest in the trusts in the form of an Investment securities. The Company was not considered the primary beneficiary of the CRE trusts. Amounts recorded related to the Company’s interest in nonconsolidated VIEs consisted of $3.4 million of Investment securities for commercial mortgage-backed securities as of December 31, 2024. There were no amounts recognized related to VIEs as of December 31, 2025, as the related investment was repaid.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09, effective January 1, 2025, adds annual disclosures for the amount of income taxes paid, net of refunds, shown separately for federal, state and foreign taxes. Total tax paid, net of refunds, for any jurisdictions which exceed 5% of total net taxes paid, will also be shown separately. The Company adopted this guidance on a prospective basis as of and for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

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

Note 3— Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated under the treasury stock method and takes into account the potential dilution that could occur if securities, including stock options and RSUs or other contracts to issue common stock were exercised and converted into common stock.

The calculation of weighted-average common shares outstanding during each respective period includes activity related to share repurchases made under the Company’s share repurchase programs, as discussed further in Note 11, “Shareholders’ Equity”.

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands except per share data)
Net income	$228,213	$217,540	$192,296
Weighted average shares - basic	45,770,549	50,063,620	54,506,065
Effect of dilutive securities:
Common stock options and RSUs	651,123	649,520	547,432
Weighted average shares - diluted	46,421,672	50,713,140	55,053,497

Basic and diluted earnings per share:
Net income per share - basic	$4.99	$4.35	$3.52
Effect of dilutive securities:
Common stock options and RSUs	(0.07)	(0.06)	(0.03)
Net income per share - diluted	$4.92	$4.29	$3.49

Included in the computation of diluted shares:
Stock options with exercise price below average market price
Share count	368,293	565,104	465,104
Minimum exercise price	$8.57	$6.87	$6.87
Maximum exercise price	$43.89	$30.32	$18.81

Excluded from the computation of diluted shares: Antidilutive securities
Outstanding stock-based compensation awards	32,624	103,189	157,573

Note 4—Investment Securities

Investment securities are classified as available for sale and are summarized as follows (dollars in thousands):

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$25,503	$63	$(457)	$25,109
Asset-backed securities	234,029	205	(133)	234,101
Tax-exempt obligations of states and political subdivisions	9,614	62	(40)	9,636
Taxable obligations of states and political subdivisions	18,941	45	(59)	18,927
Residential mortgage-backed securities	454,837	13,039	(3,553)	464,323
Collateralized mortgage obligation securities	58,129	44	(593)	57,580
Commercial mortgage-backed securities	856,273	14,306	(8,505)	862,074
	$1,657,326	$27,764	$(13,340)	$1,671,750

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$31,233	$—	$(1,271)	$29,962
Asset-backed securities	214,346	177	(24)	214,499
Tax-exempt obligations of states and political subdivisions	6,860	—	(73)	6,787
Taxable obligations of states and political subdivisions	29,267	7	(441)	28,833
Residential mortgage-backed securities	438,562	1,137	(6,280)	433,419
Collateralized mortgage obligation securities	27,279	—	(1,127)	26,152
Commercial mortgage-backed securities	778,857	1,653	(17,302)	763,208
	$1,526,404	$2,974	$(26,518)	$1,502,860

The amortized cost and fair value of the Company’s investment securities at December 31, 2025, by contractual maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities based on the timing of cashflows from the underlying collateral.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$19,987	$19,872
Due after one year through five years	221,361	222,617
Due after five years through ten years	565,703	574,098
Due after ten years	850,275	855,163
	$1,657,326	$1,671,750

Realized losses on securities sales or calls were not material for the years ended December 31, 2025, 2024 and 2023.

The table below indicates the length of time individual securities had been in continuous unrealized loss positions (dollars in thousands):

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$2,521	$(1)	$11,660	$(456)	$14,181	$(457)
Asset-backed securities	59,024	(133)	—	—	59,024	(133)
Tax-exempt obligations of states and political subdivisions	3,456	(33)	1,153	(7)	4,609	(40)
Taxable obligations of states and political subdivisions	—	—	14,053	(59)	14,053	(59)
Residential mortgage-backed securities	18,630	(62)	28,886	(3,491)	47,516	(3,553)
Collateralized mortgage obligation securities	34,149	(75)	12,721	(518)	46,870	(593)
Commercial mortgage-backed securities	173,572	(873)	119,778	(7,632)	293,350	(8,505)
Total unrealized loss position
investment securities	$291,352	$(1,177)	$188,251	$(12,163)	$479,603	$(13,340)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$15,384	$(307)	$14,578	$(964)	$29,962	$(1,271)
Asset-backed securities	35,108	(8)	33,854	(16)	68,962	(24)
Tax-exempt obligations of states and political subdivisions	5,664	(36)	1,123	(37)	6,787	(73)
Taxable obligations of states and political subdivisions	1,157	(18)	25,734	(423)	26,891	(441)
Residential mortgage-backed securities	172,076	(1,156)	37,527	(5,124)	209,603	(6,280)
Collateralized mortgage obligation securities	—	—	26,152	(1,127)	26,152	(1,127)
Commercial mortgage-backed securities	351,595	(4,402)	166,554	(12,900)	518,149	(17,302)
Total unrealized loss position
investment securities	$580,984	$(5,927)	$305,522	$(20,591)	$886,506	$(26,518)

There were 188 and 267 securities in a loss position as of December 31, 2025 and 2024, respectively. The Company concluded that an allowance was not required to recognize credit losses on its investment securities as of both December 31, 2025 and 2024.

In 2023, the Company recognized a provision for credit loss on investment securities of $10.0 million for the total par value of the only trust preferred security in its portfolio, based upon limited financial and other information received from the issuer. During the year ended December 31, 2024, the issuer tendered an offer to repurchase these securities which the Company accepted, and $1.0 million recovery was recognized.

Note 5—Loans, net

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

•REBL, or real estate bridge lending, are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which already have cash flow, and which are collateralized by those properties.

•Fintech loans consist of short-term extensions of credit including secured credit card loans made in conjunction with marketers and servicers.

•Other loans include warehouse financing related to loan sales to third-party purchasers of REBL loans, and commercial and HELOC which the Company generally no longer offers.

Major classifications of loans, excluding commercial loans, at fair value, are as follows (dollars in thousands):

	December 31,	December 31,
	2025	2024
Loans recorded at amortized cost:
SBL non-real estate	$235,282	$190,322
SBL commercial mortgage	749,234	662,091
SBL construction	22,382	34,685
SBLs	1,006,898	887,098
Direct lease financing	685,422	700,553
SBLOC / IBLOC(1)	1,669,985	1,564,018
Advisor financing	294,236	273,896
Real estate bridge lending	2,188,952	2,109,041
Fintech	1,097,998	454,357
Other loans(2)	157,416	111,328
	7,100,907	6,100,291
Unamortized loan fees and costs	15,769	13,337
Total loans, net of deferred loan fees and costs	$7,116,676	$6,113,628

(1)SBLOC are collateralized by marketable securities, while IBLOC are collateralized by the cash surrender value of insurance policies. At December 31, 2025 and December 31, 2024, IBLOC loans amounted to $467.5 million and $548.1 million, respectively.

(2)Includes warehouse financing related to loan sales to third-party purchasers of real estate bridge loans of $110.7 million and $65.5 million at December 31, 2025 and December 31, 2024, respectively. In addition, for December 31, 2025 includes CRA loans of $3.0 million and $3.7 million that were presented in SBL non-real estate and SBL commercial mortgage, respectively, at December 31, 2024.

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2025, or December 31, 2024. During the years ended December 31, 2025 and 2024, the Company purchased $23.1 million and $46.7 million of SBLs, respectively, none of which were credit deteriorated. On December 31, 2024 the Company sold $82.0 million of REBL loans.

Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. At December 31, 2025, the Bank’s limit on loans to one borrower was $138.9 million, and our highest concentration of lending with any individual sponsor was $103.7 million of REBL loans.

Non-Accrual and Delinquency

A detail of the Company’s delinquent loans by loan category is as follows (dollars in thousands):

	December 31, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$1,515	$344	$—	$8,639	$10,498	$224,784	$235,282
SBL commercial mortgage	224	—	—	21,977	22,201	727,033	749,234
SBL construction	—	—	—	2,660	2,660	19,722	22,382
Direct lease financing	2,461	894	1,457	12,066	16,878	668,544	685,422
SBLOC / IBLOC	5,328	65	251	446	6,090	1,663,895	1,669,985
Advisor financing	—	—	—	—	—	294,236	294,236
Real estate bridge lending	—	—	14,459	9,755	24,214	2,164,738	2,188,952
Fintech	24,701	3,791	2,030	—	30,522	1,067,476	1,097,998
Other loans	209	111	2	142	464	156,952	157,416
Unamortized loan fees and costs	—	—	—	—	—	15,769	15,769
	$34,438	$5,205	$18,199	$55,685	$113,527	$7,003,149	$7,116,676

	December 31, 2024
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$229	$—	$871	$2,635	$3,735	$186,587	$190,322
SBL commercial mortgage	—	—	336	4,885	5,221	656,870	662,091
SBL construction	—	—	—	1,585	1,585	33,100	34,685
Direct lease financing	7,069	1,923	1,088	6,026	16,106	684,447	700,553
SBLOC / IBLOC	20,991	1,808	3,322	503	26,624	1,537,394	1,564,018
Advisor financing	—	—	—	—	—	273,896	273,896
Real estate bridge lending	—	—	—	12,300	12,300	2,096,741	2,109,041
Fintech	13,419	681	213	—	14,313	440,044	454,357
Other loans	49	—	—	—	49	111,279	111,328
Unamortized loan fees and costs	—	—	—	—	—	13,337	13,337
	$41,757	$4,412	$5,830	$27,934	$79,933	$6,033,695	$6,113,628

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	December 31, 2025				December 31, 2024
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$5,361	$963	$3,278	$8,639	$1,308	$351	$1,327	$2,635
SBL commercial mortgage	3,009	801	18,968	21,977	1,922	1,039	2,963	4,885
SBL construction	710	35	1,950	2,660	1,585	118	—	1,585
Direct leasing	11,881	4,211	185	12,066	5,561	2,377	465	6,026
IBLOC	446	207	—	446	503	413	—	503
Real estate bridge lending	—	—	9,755	9,755	—	—	12,300	12,300
Other loans	—	—	142	142	—	—	—	—
	$21,407	$6,217	$34,278	$55,685	$10,879	$4,298	$17,055	$27,934

Interest which would have been earned on loans classified as non-accrual at December 31, 2025 and 2024, was $2.5 million and $1.1 million, respectively. No income on non-accrual loans was recognized during 2025 or 2024.

In 2025 amounts reversed from interest income totaled $2.1 million, and primarily consist of $1.2 million of REBL and $0.6 million of SBL commercial real estate. In 2024 amounts reversed from interest income totaled $1.3 million, and primarily consist of $1.0 million of REBL. In 2023 amounts reversed from interest income totaled $0.3 million, and primarily consist of $0.1 million of direct leasing. The interest reversals represent interest receivable balance on loans at the time of transfer into non-accrual status.

Loan Modifications

Loans modified to borrowers experiencing financial difficulty, and related information are as follows (dollars in thousands):

	Year ended December 31, 2025					Year ended December 31, 2024
	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension and interest rate reduction	Total	Percent of total loan category	Payment delay as a result of a payment deferral	Interest rate reduction and payment deferral	Term extension	Total	Percent of total loan category
SBL non-real estate	$4,480	$1,288	$—	$5,768	2.45%	$2,421	$—	$—	$2,421	1.27%
SBL commercial mortgage	3,330	—	—	3,330	0.44%	3,255	—	—	3,255	0.49%
Direct lease financing	—	—	—	—	—	—	—	2,477	2,477	0.35%
Real estate bridge lending	—	—	9,576	9,576	0.44%	—	67,575	—	67,575	3.20%
Total	$7,810	$1,288	$9,576	$18,674	0.26%	$5,676	$67,575	$2,477	$75,728	1.24%

The following table shows an analysis of loans that were modified during the year-to-date periods ended December 31, 2025, and December 31, 2024 presented by loan classification (dollars in thousands):

	Year ended December 31, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,288	$1,288	$4,480	$5,768
SBL commercial mortgage	—	—	—	3,330	3,330	—	3,330
Direct lease financing	—	—	—	—	—	—	—
Real estate bridge lending	—	—	—	—	—	9,576	9,576
	$—	$—	$—	$4,618	$4,618	$14,056	$18,674

	Year ended December 31, 2024
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,022	$1,022	$1,399	$2,421
SBL commercial mortgage	—	—	—	—	—	3,255	3,255
Direct lease financing	—	2,477	—	—	2,477	—	2,477
Real estate bridge lending	—	—	—	—	—	67,575	67,575
	$—	$2,477	$—	$1,022	$3,499	$72,229	$75,728

The following table describes the financial effect of modifications made:

	Year ended December 31, 2025			Year ended December 31, 2024
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)	Weighted average interest rate reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	1.00%	—	2.45%	—	—	1.27%
SBL commercial mortgage	—	—	0.44%	—	—	0.49%
Direct lease financing	—	—	—	—	12.0	—
Real estate bridge lending	0.25%	12.0	—	1.08%	—	1.28%

(1)Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

There were no loans that received a term extension modification which had a payment default during the period and were modified in the twelve months before default. The Company had no commitments to extend additional credit to loans classified as modified as of either December 31, 2025 or 2024.

As of December 31, 2025, there were $18.7 million of loans classified as modified with no specific reserves, while there were $75.7 million of loans classified as modified as of December 31, 2024 with specific reserves of $768,000.

Allowance for Credit Loss

A summary of the Company’s accounting policy and quantitative and qualitative methodology used in measuring the allowance for credit losses is presented in Note 2, “Summary of Significant Accounting Policies”. The Company’s estimate of credit loss for each portfolio segment includes consideration of different portfolio segments and qualitative factors, as follows:

Real estate bridge loans. Real estate bridge loans are primarily collateralized by apartment buildings, or other commercial real estate. As charge-offs have generally not been experienced for multifamily (apartment building loans) which comprise the REBL portfolio, the ACL is determined by qualitative factors. Qualitative factors focus on historical industry losses, changes in classified loan balances, changes in economic conditions and underlying collateral and portfolio performance. In the third quarter of 2024, as a result of increased levels of loans classified as special mention or substandard, a new qualitative factor related to the level of such classified loans was added.

Fintech loans. Fintech loans included $729.1 million and $201.1 million of secured credit card accounts as of December 31, 2025 and 2024, respectively, which are backed dollar for dollar by cash collateral by each individual cardholder and are required to be repaid in-full monthly. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturities from 30 to 365 days.

In addition, all fintech loans are covered by credit enhancement agreements. The Company has an agreement with a partner to originate and service fintech loans, which includes credit enhancement provisions through which incurred losses on fintech loans are covered by the partner. The Company recognizes an estimate of loss on this portfolio through its allowance for credit losses on its fintech loans on the Consolidated Balance Sheets, with provision for credit losses on fintech loans recognized on the Consolidated Statements of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on the Consolidated Balance Sheets and non-interest income — fintech loan credit enhancement in the Consolidated Statements of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in the Consolidated Statements of Operations. The Company has recognized a credit enhancement asset on the Consolidated Balance Sheets related to the estimated recovery of its realized losses on fintech loans of $31.1 million and $12.9 million as of December 31, 2025 and December 31, 2024, respectively. All fintech loans are covered by credit enhancement agreements as of December 31, 2025.

SBL. The Company segments the SBL portfolio into pools to capture the risk characteristics including: non-real estate, commercial mortgage and construction. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk, such as construction delays resulting from labor shortages or availability/pricing of construction materials.

Direct lease financing. The qualitative factors for direct lease financing focus on underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

SBLOC. The maximum SBLOC line amounts are determined based on the underlying securities collateral, which is monitored on a daily basis to confirm the composition of the client portfolio and its daily market value. The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. Significant losses have not been incurred since inception of this line of business, as the advance rates were established to provide the Company with protection from declines in market conditions from the origination date of the lines of credit.

IBLOC. Significant losses have not been incurred since inception of the IBLOC line of business. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies.

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

Other loans. Other loans include warehouse financing related to REBL loan sales to third-party purchasers, and commercial and home equity lines of credit which the Company generally no longer offers. Qualitative factors focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, loan concentrations and changes in economic conditions.

A summary of the Company’s primary portfolio pools and loans accordingly classified, by year of origination, at December 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$70,191	$50,083	$60,331	$17,797	$12,295	$6,765	$—	$217,462
Special mention	—	262	992	1,480	—	71	—	2,805
Substandard	—	1,171	6,635	4,276	1,360	1,573	—	15,015
Total SBL non-real estate	70,191	51,516	67,958	23,553	13,655	8,409	—	235,282

SBL commercial mortgage
Pass	107,357	156,610	83,047	105,359	69,554	166,921	—	688,848
Special mention	—	2,749	2,708	4,406	4,275	7,459	—	21,597
Substandard	—	706	9,622	14,656	8,579	5,226	—	38,789
Total SBL commercial mortgage	107,357	160,065	95,377	124,421	82,408	179,606	—	749,234

SBL construction
Pass	4,769	10,449	4,504	—	—	—	—	19,722
Substandard	—	—	—	—	1,950	710	—	2,660
Total SBL construction	4,769	10,449	4,504	—	1,950	710	—	22,382

Direct lease financing
Non-rated	1,777	—	—	—	—	—	—	1,777
Pass	253,367	177,838	121,969	87,456	20,241	4,269	—	665,140
Special mention	719	410	759	295	3	—	—	2,186
Substandard	16	2,741	7,321	4,335	1,839	67	—	16,319
Total direct lease financing	255,879	180,989	130,049	92,086	22,083	4,336	—	685,422

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	6,882	6,882
Pass	—	—	—	—	—	—	1,662,616	1,662,616
Substandard	—	—	—	—	—	—	487	487
Total SBLOC/IBLOC	—	—	—	—	—	—	1,669,985	1,669,985

Advisor financing
Pass	68,249	69,705	70,411	48,197	16,471	12,253	—	285,286
Special mention	—	—	—	979	7,971	—	—	8,950
Total advisor financing	68,249	69,705	70,411	49,176	24,442	12,253	—	294,236

Real estate bridge lending
Pass	689,651	453,603	271,554	569,730	120,938	—	—	2,105,476
Special mention	—	—	—	—	9,576	—	—	9,576
Substandard	—	42,735	—	21,411	9,754	—	—	73,900
Total real estate bridge lending	689,651	496,338	271,554	591,141	140,268	—	—	2,188,952

Fintech
Non-rated	141,605	—	—	—	—	—	954,364	1,095,969
Substandard	2,029	—	—	—	—	—	—	2,029
Total fintech	143,634	—	—	—	—	—	954,364	1,097,998

Other loans
Non-rated	494	—	—	—	—	8,852	—	9,346
Pass	56,998	54,458	160	252	343	34,621	1,096	147,928
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	142	—	142
Total other loans	57,492	54,458	160	252	343	43,615	1,096	157,416

	$1,397,222	$1,023,520	$640,013	$880,629	$285,149	$248,929	$2,625,445	$7,100,907

Unamortized loan fees and costs								15,769
Total								$7,116,676

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$46,766	$74,772	$27,794	$18,103	$5,321	$5,353	$—	$178,109
Special mention	—	—	—	—	—	130	—	130
Substandard	—	2,437	2,480	1,234	573	1,097	—	7,821
Total SBL non-real estate	46,766	77,209	30,274	19,337	5,894	6,580	—	186,060

SBL commercial mortgage
Pass	140,314	84,538	130,233	84,026	58,524	140,165	—	637,800
Special mention	—	—	528	1,104	—	7,690	—	9,322
Substandard	—	—	1,380	4,942	163	4,104	—	10,589
Total SBL commercial mortgage	140,314	84,538	132,141	90,072	58,687	151,959	—	657,711

SBL construction
Pass	12,392	13,846	2,899	3,609	—	—	—	32,746
Substandard	—	—	—	1,229	—	710	—	1,939
Total SBL construction	12,392	13,846	2,899	4,838	—	710	—	34,685
	.
Direct lease financing
Non-rated	5,184	—	—	—	—	—	—	5,184
Pass	271,791	193,663	136,601	45,594	15,846	4,269	—	667,764
Special mention	1,866	2,294	2,618	1,783	73	83	—	8,717
Substandard	3,892	6,657	6,462	1,733	92	52	—	18,888
Total direct lease financing	282,733	202,614	145,681	49,110	16,011	4,404	—	700,553

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	3,466	3,466
Pass	—	—	—	—	—	—	1,559,614	1,559,614
Substandard	—	—	—	—	—	—	938	938
Total SBLOC/IBLOC	—	—	—	—	—	—	1,564,018	1,564,018

Advisor financing
Pass	84,414	84,908	54,064	22,560	18,588	—	—	264,534
Special mention	—	—	1,021	8,341	—	—	—	9,362
Total advisor financing	84,414	84,908	55,085	30,901	18,588	—	—	273,896

Real estate bridge lending
Pass	432,609	418,326	761,331	278,031	—	—	—	1,890,297
Special mention	16,913	—	36,318	31,153	—	—	—	84,384
Substandard	54,485	—	55,947	23,928	—	—	—	134,360
Total real estate bridge lending	504,007	418,326	853,596	333,112	—	—	—	2,109,041

Fintech
Non-rated	18,119	—	—	—	—	—	436,025	454,144
Substandard	—	—	—	—	—	—	213	213
Total fintech	18,119	—	—	—	—	—	436,238	454,357

Other loans
Non-rated	1,187	—	—	—	—	10,394	—	11,581
Pass	66,267	163	256	351	2,606	37,133	1,381	108,157
Special mention	—	—	—	—	—	232	—	232
Total other loans(1)	67,454	163	256	351	2,606	47,759	1,381	119,970

Total	$1,156,199	$881,604	$1,219,932	$527,721	$101,786	$211,412	$2,001,637	$6,100,291

Unamortized loan fees and costs								13,337
Total								$6,113,628

(1)Included in Other loans are $8.6 million of SBA loans purchased for CRA purposes as of December 31, 2024. These loans are classified as SBL in the Company’s loan table, which classifies loans by type, as opposed to risk characteristics.

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

A detail of the changes in the ACL by loan category and summary of loans evaluated individually and collectively for credit deterioration is as follows (dollars in thousands):

	December 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853
Charge-offs(1)	(785)	—	(221)	(4,750)	—	—	—	(195,644)	(1,008)	—	(202,408)
Recoveries	85	—	4	793	—	—	—	44,578	20	—	45,480
Provision (credit)(1)	2,065	(85)	110	6,507	(154)	153	(654)	169,294	1,039	—	178,275
Ending balance	$6,337	$3,118	$235	$15,675	$1,041	$2,207	$5,949	$31,137	$501	$—	$66,200

Allowance:
Individually evaluated	$963	$801	$35	$4,211	$207	$—	$—	$—	$—	$—	$6,217
Collectively evaluated	5,374	2,317	200	11,464	834	2,207	5,949	31,137	501	—	59,983
Total allowance	$6,337	$3,118	$235	$15,675	$1,041	$2,207	$5,949	$31,137	$501	$—	$66,200

Loans:
Individually evaluated	$8,639	$21,977	$2,660	$12,066	$446	$—	$9,755	$—	$142	$—	$55,685
Collectively evaluated	226,643	727,257	19,722	673,356	1,669,539	294,236	2,179,197	1,097,998	157,274	15,769	7,060,991
Total loans, net of deferred loan fees and costs	$235,282	$749,234	$22,382	$685,422	$1,669,985	$294,236	$2,188,952	$1,097,998	$157,416	$15,769	$7,116,676

(1)Lending agreements related to fintech loans resulted in the Company recording a $169.3 million provision for credit losses and a correlated amount of increases to the credit enhancement asset in non-interest income, resulting in no impact to net income.

	December 31, 2024
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2024	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378
Charge-offs(1)	(708)	—	—	(4,575)	—	—	—	(19,619)	(18)	—	(24,920)
Recoveries	229	—	—	318	—	—	—	1,877	1	—	2,425
Provision (credit)(1)	(608)	383	57	6,928	382	392	1,863	30,651	(78)	—	39,970
Ending balance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853

Allowance:
Individually evaluated	$403	$1,039	$118	$2,377	$413	$—	$—	$—	$—	$—	$4,350
Collectively evaluated	4,569	2,164	224	10,748	782	2,054	6,603	12,909	450	—	40,503
Total allowance	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853

Loans:
Individually evaluated	$2,693	$4,885	$1,585	$6,026	$503	$—	$12,300	$—	$219	$—	$28,211
Collectively evaluated	187,629	657,206	33,100	694,527	1,563,515	273,896	2,096,741	454,357	111,109	13,337	6,085,417
Total loans, net of deferred loan fees and costs	$190,322	$662,091	$34,685	$700,553	$1,564,018	$273,896	$2,109,041	$454,357	$111,328	$13,337	$6,113,628

(1)Lending agreements related to fintech loans resulted in the Company recording a $30.7 million provision for credit losses and a correlated amount of increases to the credit enhancement asset in non-interest income, resulting in no impact to net income.

	December 31, 2023
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2023	$5,028	$2,585	$565	$7,972	$1,167	$1,293	$3,121	$—	$643	$—	$22,374
Charge-offs	(871)	(76)	—	(3,666)	(24)	—	—	—	(3)	—	(4,640)
Recoveries	475	75	—	330	—	—	—	—	299	—	1,179
Provision (credit)	1,427	236	(280)	5,818	(330)	369	1,619	—	(394)	—	8,465
Ending balance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Allowance:
Individually evaluated	$670	$343	$44	$1,827	$—	$—	$—	$—	$4	$—	$2,888
Collectively evaluated	5,389	2,477	241	8,627	813	1,662	4,740	—	541	—	24,490
Total allowance	$6,059	$2,820	$285	$10,454	$813	$1,662	$4,740	$—	$545	$—	$27,378

Loans:
Individually evaluated	$1,919	$2,381	$3,385	$3,785	$—	$—	$—	$—	$362	$—	$11,832
Collectively evaluated	135,833	604,605	19,242	681,872	1,627,285	221,612	1,999,782	311	49,965	8,800	5,349,307
Total loans, net of deferred loan fees and costs	$137,752	$606,986	$22,627	$685,657	$1,627,285	$221,612	$1,999,782	$311	$50,327	$8,800	$5,361,139

Total net charge-offs increased $134.4 million, to $156.9 million for the year ended December 31, 2025, from $22.5 million for 2024. The increase in charge-offs is driven by growth in consumer fintech, which have a $133.3 million increase in net-charge offs. Fintech lending started significant activity in the fourth quarter of 2024, and such loans have a higher expected loss rate then the remainder of our loan portfolio. Losses on consumer fintech loans are covered by credit enhancement agreements as discussed further above under “Allowance for credit loss—Consumer fintech loans”.

Excluding consumer fintech, net charge-offs on the remaining portfolio were $5.9 million for the year ended December 31, 2025 and $4.8 million for the year ended December 31, 2024.

A summary of the Company’s net charge-offs for the years ended December 31, 2025 and December 31, 2024, classified by portfolio segment and year of origination are as follows (dollars in thousands):

	Year ended December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Charge-offs	$—	$(137)	$—	$(294)	$—	$(354)	$—	$(785)
Recoveries	—	14	1	13	7	50	—	85
Net charge-offs	—	(123)	1	(281)	7	(304)	—	(700)

SBL construction
Charge-offs	—	—	—	—	(221)	—	—	(221)
Recoveries	—	—	—	—	4	—	—	4
Net charge-offs	—	—	—	—	(217)	—	—	(217)

Direct lease financing
Charge-offs	(25)	(279)	(2,352)	(1,626)	(454)	(14)	—	(4,750)
Recoveries	—	23	163	446	158	3	—	793
Net charge-offs	(25)	(256)	(2,189)	(1,180)	(296)	(11)	—	(3,957)

Fintech
Charge-offs	(9,474)	(2,263)	—	—	—	—	(183,907)	(195,644)
Recoveries	590	334	—	—	—	—	43,654	44,578
Net charge-offs	(8,884)	(1,929)	—	—	—	—	(140,253)	(151,066)

Other loans
Charge-offs	—	—	—	—	—	(1,008)	—	(1,008)
Recoveries	—	—	—	—	—	15	5	20
Net charge-offs	—	—	—	—	—	(993)	5	(988)

Total
Charge-offs	(9,499)	(2,679)	(2,352)	(1,920)	(675)	(1,376)	(183,907)	(202,408)
Recoveries	590	371	164	459	169	68	43,659	45,480
Net charge-offs	$(8,909)	$(2,308)	$(2,188)	$(1,461)	$(506)	$(1,308)	$(140,248)	$(156,928)

	Year ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
Charge-offs	$(14)	$(53)	$(149)	$(101)	$(320)	$(71)	$—	$(708)
Recoveries	—	7	—	7	63	152	—	229
Net charge-offs	(14)	(46)	(149)	(94)	(257)	81	—	(479)

Direct lease financing
Charge-offs	(3)	(744)	(2,739)	(1,015)	(61)	(13)	—	(4,575)
Recoveries	—	39	177	85	8	9	—	318
Net charge-offs	(3)	(705)	(2,562)	(930)	(53)	(4)	—	(4,257)

Fintech
Charge-offs	—	—	—	—	—	—	(19,619)	(19,619)
Recoveries	—	—	—	—	—	—	1,877	1,877
Net charge-offs	—	—	—	—	—	—	(17,742)	(17,742)

Other loans
Charge-offs	—	(6)	—	—	—	(12)	—	(18)
Recoveries	—	—	—	—	—	1	—	1
Net charge-offs	—	(6)	—	—	—	(11)	—	(17)

Total
Charge-offs	(17)	(803)	(2,888)	(1,116)	(381)	(96)	(19,619)	(24,920)
Recoveries	—	46	177	92	71	162	1,877	2,425
Net charge-offs	$(17)	$(757)	$(2,711)	$(1,024)	$(310)	$66	$(17,742)	$(22,495)

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

The scheduled undiscounted cash flows of the direct financing leases reconciled to the total lease receivables as of December 31, 2025 are as follows (dollars in thousands):

2026	$238,574
2027	160,408
2028	87,947
2029	47,154
2030	16,775
2031 and thereafter	3,836
Total undiscounted cash flows	554,694
Residual value(1)	220,231
Difference between undiscounted cash flows and discounted cash flows	(89,503)
Present value of lease payments recorded as lease receivables	$685,422

(1)Of the total residual value, $45.1 million is not guaranteed by the lessee or other guarantors.

Note 6—Premises and Equipment

Premises and equipment are as follows (dollars in thousands):

		December 31,
	Estimated
	useful lives	2025	2024
Land	-	$1,732	$1,732
Buildings	39 years	3,436	3,436
Furniture, fixtures, and equipment	2 to 12 years	57,957	60,503
Leasehold improvements	6 to 15 years	20,181	20,820
		83,306	86,491
Accumulated depreciation		(53,472)	(58,925)
		$29,834	$27,566

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was approximately $4.6 million, $4.2 million and $3.1 million, respectively.

Note 7—Intangible Assets, net

Intangible assets recognized in other assets were $856,000 and $1.3 million as of December 31, 2025 and 2024, respectively.

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a ten-year period. Remaining amortization is $113,000 to be recognized over the next three months. The gross carrying amount of the customer list intangible is $3.4 million, and as of December 31, 2025, and December 31, 2024, respectively, the accumulated amortization expense was $3.3 million and $3.0 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $8.7 million which resulted in $1.1 million of intangibles. The gross carrying value of $1.1 million of intangibles was comprised of a customer list intangible of $689,000, goodwill of $263,000 and a trade name valuation of $135,000. The customer list intangible is being amortized over a twelve-year period and accumulated amortization expense was $345,000 at December 31, 2025 and $287,000 at December 31, 2024. Amortization expense is $57,000 per year ($287,000 over the next five years).

The gross carrying value and accumulated amortization related to the Company’s intangibles at December 31, 2025 and December 31, 2024 are presented below:

	December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list intangibles	$4,093	$3,635	$4,093	$3,237
Goodwill	263	—	263	—
Trade Name	135	—	135	—
Total	$4,491	$3,635	$4,491	$3,237

The approximate future annual amortization of both the Company’s intangible items are as follows (dollars in thousands):

Year ending December 31,
2026	$173
2027	57
2028	57
2029	57
2030	57
Thereafter	57
$458

Note 8—Debt

The Company’s debt and borrowing arrangements consist of:

	December 31,	December 31,
	2025	2024
	(Dollars in thousands)

Short-term borrowings	$199,000	$—

Senior debt:
Senior notes due 2025	$—	$100,000
Senior notes due 2030	200,000	—
Repurchased notes	—	(3,579)
Debt issuance costs	(3,747)	(207)
Senior debt, net	$196,253	$96,214

Subordinated debentures	$13,401	$13,401

Other long-term borrowings	$13,712	$14,081

Assets pledged as collateral that are not available to pay the Company’s general obligations as of December 31, 2025 consisted of $4.68 billion of loans held for investment at amortized cost and $257.3 million of investment securities that were pledged for short-term-borrowing agreements. In addition, there were $13.7 million of loans held for investment at amortized cost that were pledged for long-term borrowings at December 31, 2025.

Short-term borrowings

The FHLB and FRB lines are periodically utilized to manage liquidity. The amount of loans and securities pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. As of December 31, 2025, based on the amount of loans and securities pledged, as outlined above, total capacity was $3.39 billion, there was $199.0 million borrowed and $3.19 billion available capacity.

Senior Debt

On August 18, 2025, the Company completed the offering and sale of $200.0 million aggregate principal of 7.375% Senior Notes due 2030 (the “Senior Notes due 2030”). The notes mature on September 1, 2030, and interest is payable semi-annually in arrears on March 1 and September 1 each year. The notes are redeemable in whole or in part beginning on or after the 30th day prior to the maturity date. The Senior Notes due 2030 are the Company’s direct, unsecured and unsubordinated obligations and rank in equal priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to all the Company’s existing and future subordinated indebtedness.

In August 2025, the Company used the proceeds of this issuance to repay at maturity the outstanding principal of the 4.75% Senior Notes due 2025 (the “Senior Notes due 2025”). The remainder of the net proceeds were used to fund the Company’s share repurchase program and for general corporate purposes.

Subordinated Debentures

As of December 31, 2025, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (the “Trusts”). In each case, the Company owns all the common securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company (the “2038 Debentures”). The 2038 Debentures are the sole assets of the Trusts. The $10.3 million of 2038 Debentures issued to The Bancorp Capital Trust II and the $3.1 million of 2038 Debentures issued to The Bancorp Capital Trust III were both issued on November 28, 2007, mature on March 15, 2038 and bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.51%.

As of December 31, 2025, the Trusts qualify as VIEs under ASC 810, Consolidation. However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

Other Long-Term Borrowings

Long-term borrowings consist of sold loans that are accounted for as secured borrowings, because they did not qualify for true sale accounting.

Note 9—Income Taxes

The Company operates in the United States and is subject to corporate net income taxes for federal and state purposes. The components of income tax expense included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2025	2024	2023
	(Dollars in thousands)
Current tax provision
Federal	$70,206	$54,569	$55,314
State	13,864	17,730	14,845
	84,070	72,299	70,159
Deferred tax provision (benefit)
Federal	(8,318)	2,272	(4,925)
State	(928)	45	(756)
	(9,246)	2,317	(5,681)
	$74,824	$74,616	$64,478

The specific categories in the rate reconciliation and additional information for reconciling items are as follows:

	For the year ended
	December 31,
	2025
	(Dollars in thousands)

Federal statutory tax rate	$63,638	21.0%
State and local income taxes, net of federal income tax effect(1)	9,757	3.2%
Nontaxable or nondeductible items
Excess tax benefits from vesting or settlement of stock compensation awards	(5,381)	(1.8%)
Limitation on executive compensation	6,501	2.2%
Other	(714)	(0.2%)
Other	1,023	0.3%
	$74,824	24.7%

(1)State taxes in Florida, South Dakota, and New York made up the majority (greater than 50 percent) of the tax effect in this category.

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2024 and 2023, are as follows:

	For the years ended
	December 31,
	2024	2023
	(Dollars in thousands)

Computed tax expense at statutory rate	$61,353	$53,923
State taxes	12,011	10,885
Tax-exempt interest income	(766)	(459)
Meals and entertainment	57	82
Other net nondeductible (deductible) items	1,281	(49)
Other	680	96
	$74,616	$64,478

Income taxes paid, net of refunds received, is disaggregated by federal and state jurisdictions as follows:

For the year ended
December 31,
2025
(Dollars in thousands)
Tax summary
Federal	$63,500
State:
Delaware	(4,279)
Other	10,599
State subtotal	$6,320

Total cash paid for income taxes (net of refunds)	$69,820

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$16,621	$8,526
Non-accrual interest	3,569	1,993
Deferred compensation	728	747
Nonqualified stock options	2,023	1,623
Capital loss limitations	4,255	5,701
Tax deductible goodwill	627	682
Operating lease liabilities	4,887	5,515
Unrealized losses on investment securities available-for-sale	—	5,909
Deferred income	299	225
Other	912	1,044
Total gross deferred tax assets	33,921	31,965
Federal and state valuation allowance	(4,255)	(5,701)
Deferred tax liabilities:
Depreciation	2,842	2,140
Unrealized gain on investment securities available-for-sale	3,532	—
Right of use asset	4,613	5,250
Total deferred tax liabilities	10,987	7,390
Net deferred tax asset	$18,679	$18,874

The table below presents the changes in the Company’s valuation allowance:

	For the years ended
	December 31,
	2025	2024
	(in thousands)
Beginning balance at January 1	$5,701	$6,280
Allowances written off	(1,446)	(579)
Valuation allowance at December 31	$4,255	$5,701

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets. If that threshold is not met, a valuation allowance is established against the deferred tax asset. The federal and state valuation allowance at December 31, 2025 and 2024, respectively, was $4.3 million and $5.7 million and resulted from Walnut Street assets, primarily because related capital losses will likely be non-deductible. Walnut Street reflected the Bank’s prior investment in an entity through which a portion of its discontinued loan portfolio was sold.

For the years ended December 31, 2025, 2024, or 2023 there were no unrecognized tax benefits and no amounts of interest or penalties related to unrecognized tax benefits have been recognized.

Tax years after 2022 remain subject to examination by the federal authorities, and tax years 2021 and after remain subject to examination by most state tax authorities.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (the “Act”). The Act includes, among other provisions, changes to the U.S. corporate income tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act. The Act contains multiple effective dates, with certain provisions effective beginning in calendar year 2025 and others phased in through calendar year 2027. Based on the Company’s current analysis of the Act’s provisions, the Company does not expect the Act to have a material impact on its financial position, results of operations, or cash flows.

Note 10—Fair Value

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

•Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.

•Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports.

•Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands):

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale
Investment securities, available-for-sale
U.S. Government agency securities	$25,109	$—	$25,109	$—
Asset-backed securities	234,101	—	234,101	—
Obligations of states and political subdivisions	28,563	—	28,563	—
Residential mortgage-backed securities	464,323	—	464,323	—
Collateralized mortgage obligation securities	57,580	—	57,580	—
Commercial mortgage-backed securities	862,074	—	862,074	—
Total investment securities, available-for-sale	1,671,750	—	1,671,750	—
Commercial loans, at fair value	139,389	—	—	139,389
Credit enhancement asset	31,138	—	31,138	—
	$1,842,277	$—	$1,702,888	$139,389

			December 31, 2024
	Total		Level 1	Level 2	Level 3
Investment securities, available-for-sale	.
Investment securities, available-for-sale
U.S. Government agency securities		$29,962	$—	$29,962	$—
Asset-backed securities		214,499	—	214,499	—
Obligations of states and political subdivisions		35,620	—	35,620	—
Residential mortgage-backed securities		433,419	—	433,419	—
Collateralized mortgage obligation securities		26,152	—	26,152	—
Commercial mortgage-backed securities		763,208	—	759,746	3,462
Total investment securities, available-for-sale		1,502,860	—	1,499,398	3,462
Commercial loans, at fair value		223,115	—	—	223,115
Credit enhancement asset		12,909	—	12,909	—
		$1,738,884	$—	$1,512,307	$226,577

Investment securities, available for sale, at fair value. The estimated Level 2 fair values of investment securities are based on quoted market prices, if available, or estimated independently by a third-party pricing service based upon their matrix pricing technique. Level 3 investment securities relate to commercial mortgage-backed securities that were issued by CRE-2, that were fully repaid in 2025. Fair values for Level 3 investments is based on the present valuing of cash flows, which discounts expected cash flows from principal and interest using yield to maturity, or yield to call as appropriate, at the measurement date.

Commercial loans, at fair value are comprised primarily of commercial real estate bridge loans and SBA loans which had been originated for sale or securitization in the secondary market, and which are now being held for investment. Commercial real estate bridge loans and SBA loans are valued using a discounted cash flow analysis based upon pricing for similar loans where market indications of the sales price of such loans are not available. SBA loans are valued on a pooled basis and commercial real estate bridge loans are valued individually.

Credit enhancement asset has a carrying value that approximates fair value.

Activity in Level 3 instruments is summarized below (dollars in thousands):

	Investment		Commercial loans,
	securities		at fair value
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Beginning balance	$3,462	$12,071	$223,115	$332,766
Transfers to OREO	—	—	—	(2,863)
Total net (losses) or gains (realized/unrealized)
Included in earnings(1)	—	—	1,815	3,016
Included in earnings (included in credit loss)	—	—	—	—
Included in other comprehensive income (loss)	—	503	—	—
Purchases, advances, sales and settlements
Advances	—	—	3,651	—
Settlements	(3,462)	(9,112)	(89,192)	(109,804)
Ending balance	$—	$3,462	$139,389	$223,115

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—	$—	$(683)

(1)For commercial loans at fair value, gains or losses are recognized in Non-interest income—Net realized and unrealized gains on commercial loans, at fair value in the Consolidated Statements of Operations.

Information related to the valuation of Level 3 instruments is as follows (dollars in thousands):

	Fair value at
	December 31, 2025	Valuation techniques	Unobservable inputs	Range	Weighted average
Commercial loans, at fair value:
Commercial - SBA	$68,374	Discounted cash flow	Discount rate	5.73%	5.73%
Non-SBA commercial real estate	71,015	Discounted cash flow and appraisal	Discount rate	6.50%-8.98%	6.94%
	$139,389

	Fair value at
	December 31, 2024	Valuation techniques	Unobservable inputs	Range	Weighted average
Investment securities:
Commercial mortgage-backed investment security	$3,462	Discounted cash flow	Discount rate	9.45%	9.45%

Commercial loans, at fair value:
Commercial - SBA	$89,902	Discounted cash flow	Discount rate	6.77%	6.77%
Non-SBA commercial real estate	133,213	Discounted cash flow and appraisal	Discount rate	6.80%-11.50%	8.77%
	$223,115

The valuations for each of the instruments above are subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. Weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, the yield derived from market pricing indications for comparable pools determined by date of loan origination. For commercial loans recorded at fair value, changes in fair value are reflected in the Consolidated Statements of Operations. Unrealized changes in the fair value of securities which are unrelated to credit are recorded through other comprehensive income. Further discussion of the December 31, 2025 measurements follows:

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

Non-SBA commercial real estate loans are primarily bridge loans designed to provide property owners time and funding for property improvements. They are fair valued by a third-party, based upon a discounted cash flow analysis us. Discount rates used in the discounted cash flow analysis are based upon loan terms, the general level of interest rates and the quality of the credit.

Non-Recurring Measurements

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair value
	December 31, 2025	Level 1	Level 2	Level 3
Loans, net:
Collateral dependent loans with specific reserves	$15,190	$—	$—	$15,190
Other real estate owned	60,695	—	—	60,695
	$75,885	$—	$—	$75,885

		Fair Value Measurements at Reporting Date Using
	Fair value
	December 31, 2024	Level 1	Level 2	Level 3
Loans, net:
Collateral dependent loans with specific reserves	$6,587	$—	$—	$6,587
Other real estate owned	62,025	—	—	62,025
	$68,612	$—	$—	$68,612

Loans recorded at amortized cost that are in non-accrual status are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current.

At December 31, 2025, the Company’s basis in the non-accrual loans, or the loan principal of $21.4 million was reduced by specific reserves of $6.2 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual loans being evaluated such as recent sales of similar collateral or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

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

The Company’s year-to-date OREO activity is summarized below (dollars in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$62,025	$16,949
Transfer from loans, net	1,978	42,120
Total realized net gains included in earnings: Non-interest expense - other(1)	754	—
Transfer from commercial loans, at fair value	—	2,863
Advances	2,142	1,695
Sales	(6,204)	(1,602)
Ending balance	$60,695	$62,025

(1)Recognized in Non-interest expense - Other in the Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

The Company determines estimates of fair value for other financial instruments for disclosure purposes only, as follows:

Carrying value of certain instruments approximates fair value, due to the short-term or highly liquid nature of such instruments, including cash and cash equivalents, stock in FRB, FHLB and ACBB, accrued interest receivable, demand and interest checking, savings and money market, and other liabilities - accrued interest payable.

Loans, net have an estimated fair value using the present value of future cash flows. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Other long-term borrowings resulting from sold loans which did not qualify for true sale accounting are presented in the amount of the principal of such loans.

The following tables provide information regarding carrying amounts and estimated fair values of all the Company’s financial instruments (dollars in thousands):

	December 31, 2025
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,671,750	$1,671,750	$—	$1,671,750	$—
Commercial loans, at fair value	139,389	139,389	—	—	139,389
Loans, net of deferred loan fees and costs	7,116,676	7,073,348	—	—	7,073,348
FRB, FHLB and ACBB stock	25,205	25,205	—	—	25,205
Accrued interest receivable	43,090	43,090	—	43,090	—
Credit enhancement asset	31,138	31,138	—	31,138	—
LIABILITIES:
Deposits
Demand and interest checking	7,827,037	7,827,037	—	7,827,037	—
Savings and money market	338,459	338,459	—	338,459	—
Short-term borrowings	199,000	199,000	—	199,000	—
Senior debt	196,253	202,503	—	202,503	—
Subordinated debentures	13,401	11,220	—	—	11,220
Other long-term borrowings	13,712	13,712	—	13,712	—
Other liabilities:
Accrued interest payable	6,802	6,802	—	6,802	—

	December 31, 2024
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,502,860	$1,502,860	$—	$1,499,398	$3,462
Commercial loans, at fair value	223,115	223,115	—	—	223,115
Loans, net of deferred loan fees and costs	6,113,628	5,998,293	—	—	5,998,293
FRB, FHLB and ACBB stock	15,642	15,642	—	—	15,642
Accrued interest receivable	41,713	41,713	—	41,713	—
Credit enhancement asset	12,909	12,909	—	12,909	—
LIABILITIES:
Deposits
Demand and interest checking	7,434,212	7,434,212	—	7,434,212	—
Savings and money market	311,834	311,834	—	311,834	—
Senior debt	96,214	99,000	—	99,000	—
Subordinated debentures	13,401	11,320	—	—	11,320
Other long-term borrowings	14,081	14,081	—	14,081	—
Other liabilities:
Accrued interest payable	2,612	2,612	—	2,612	—

Note 11—Shareholders’ Equity

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

2024 Repurchase Program

On October 26, 2023, the Board approved a common stock repurchase program for the 2024 fiscal year (the “2024 Repurchase Program”) of up to $250.0 million. Under the 2024 Repurchase Program, during the year ended December 31, 2024 the Company repurchased 6,237,270 shares of common stock at an average price of $40.08 per share. Excise tax for 2024 was $2.4 million.

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

Under the 2025 Repurchase Program, during the year ended December 31, 2025 the Company repurchased 5,645,914 shares of its common stock in the open market at an average price of $66.42 per share. Excise tax for 2025 was $3.3 million.

2026 Repurchase Plan

On July 7, 2025, the Board authorized a share repurchase program of up to $200.0 million for 2026 (the “2026 Repurchase Plan”).

Note 12—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $2.5 million, $2.4 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively and are reflected in salaries and employee benefits in the Consolidated Statements of Operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death. There were $300,000 of disbursements under the plan in each of 2025, 2024 and 2023. The actuarial assumptions as of December 31, 2025, 2024 and 2023 reflected respective discount rates of 4.62%, 5.11% and 4.56% with a monthly benefit of $25,000. Projected payouts for years one, two, three, four, and five are $300,000, $279,000, $263,000, $246,000, and $228,000, respectively, and $855,000 for the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2021. The Company’s related expense was $300,000 for each of the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the Company had accrued $3.0 million for potential future payouts.

Note 13—Stock-Based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with ASC 718, Stock Compensation. The fair value of the option or RSU is generally measured on the grant date with compensation expense recognized over the service period, which is usually the stated vesting period. For options subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of such options on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

At December 31, 2025, the Company had three active stock-based compensation plans: The Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), The Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), and The Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Plan”).

The 2024 Plan was adopted in May 2024. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2024 Plan. Terms of options granted under the 2024 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 2,370,000 shares of common stock were reserved for issuance under the 2024 Plan and 1,988,687 remains. RSUs may also be granted under the 2024 Plan, with conditions similar to those for options.

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

The 2018 Plan was adopted in May 2018. Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan. Terms of options granted under the 2018 Plan may not exceed 10 years from the date of grant. Any employee or consultant who possesses more than 10% of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant. An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan, but none remain. RSUs may have also been granted under the 2018 Plan, with conditions similar to those for options.

As of December 31, 2025, there was a total of $20.3 million of unrecognized compensation cost related to unvested awards under stock-based compensation plans. This cost is expected to be recognized over a weighted average period of approximately 1.1 years. Related compensation expense for the years ended December 31, 2025, 2024 and 2023 was $19.6 million, $15.0 million and $11.4 million respectively, and the related tax benefits recognized were $4.1 million, $3.2 million and $2.4 million, respectively.

The total issuance date fair value of options that were exercised and RSUs which vested during the years ended December 31, 2025, 2024, 2023, was $15.3 million, $10.5 million, and $6.4 million, respectively. The total intrinsic value of the options exercised and RSUs vested in 2025, 2024 and 2023 was $40.9 million, $14.8 million and $16.8 million, respectively.

Stock Options

A summary of the Company’s stock options is presented below.

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
	(Dollars in thousands except per share data)

Outstanding at January 1, 2025	668,293	$17.30	6.12	$23,613,391
Granted	32,624	60.25	9.12	—
Exercised	(300,000)	6.87	—	17,198,700
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2025	400,917	28.60	5.99	15,606,450
Exercisable at December 31, 2025	280,294	$22.21	5.24	$12,699,584

During 2025, the Company granted 32,624 stock options with a vesting period of four years and a weighted average grant-date fair value of $30.65. During 2024, the Company granted 45,616 stock options with a vesting period of four years and a weighted average grant-date fair value of $21.92. During 2023, the Company granted 57,573 stock options with a vesting period of four years and a weighted average grant-date fair value of $17.37. The total stock options exercised in 2025 and 2023 were 300,000 and 13,158, respectively. There were no common stock options exercised in 2024.

A summary of the Company’s non-vested options under the Equity Plans as of December 31, 2025, and changes during 2025, is presented below:

		Weighted-average
		grant date
	Options	fair value
Non-Vested at January 1, 2025	163,796	$16.26
Granted	32,624	30.65
Vested	(75,797)	14.03
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2025	120,623	$21.55

For the years ended December 31, 2025, 2024 and 2023, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.51%	4.17%	3.67%
Expected dividend yield	—	—	—
Expected volatility	45.21%	44.76%	45.21%
Expected lives (years)	6.3	6.3	6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, stock-based compensation expense for the year ended December 31, 2025 is based on awards that are ultimately expected to vest. As only one individual has outstanding options, the Company estimates outstanding lives utilizing acceptable expedients in lieu of forfeiture history.

Restricted Stock Units

A summary of the Company’s RSUs is presented below.

		Weighted-average	Average remaining
		grant date	contractual
	RSUs	fair value	term (years)
Outstanding at January 1, 2025	794,386	$38.29	1.44
Granted	358,348	59.60	2.23
Vested	(390,525)	36.25	—
Forfeited	(33,110)	49.66	—
Outstanding at December 31, 2025	729,099	$49.34	1.23

In 2025, the Company granted 358,348 RSUs, of which 330,839 have a vesting period of three years and 27,509 have a vesting period of one year. At issuance, the 358,348 RSUs granted in 2025 had a fair value of $59.60 per unit. In 2024, the Company granted 390,305 RSUs, of which 355,965 have a vesting period of three years and 34,340 have a vesting period of one year. At issuance, the 390,305 RSUs granted in 2024 had a fair value of $42.87 per unit. In 2023, the Company granted 547,556 RSUs, of which 514,785 have a vesting period of three years and 32,771 have a vesting period of one year. At issuance, the 547,556 RSUs granted in 2023 had a fair value of $35.00 per unit.

Note 14—Commitments and Contingencies

Operating Leases

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

As of December 31, 2025, the Company leases its executive offices in Sioux Falls, South Dakota and Wilmington, Delaware, and has offices supporting its operations in cities including: New York, New York; Norristown, Pennsylvania; Smithfield, Utah; Crofton, Maryland; Morrisville, North Carolina; and Westmont, Illinois. The weighted-average remaining lease term on these properties is 10.5 years as of December 31, 2025.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (dollars in thousands):

Year ending December 31,

2026	$4,218
2027	4,209
2028	2,728
2029	2,045
2030	2,080
Thereafter	15,862
$31,142
Less: imputed interest	(11,184)
Total operating lease liability recognized in Other liabilities	$19,958

Rent and related expense for the years ended December 31, 2025, 2024 and 2023 were approximately $5.1 million, $5.4 million and $4.3 million net of sublease rentals of approximately $203,000, $406,000 and $406,000, respectively.

For the years ended December 31, 2025 and 2024, cash payments for operating lease liabilities that were included in operating cashflows were $4.4 million and $4.6 million, respectively.

Off-Balance Sheet Risk—Commitments to Extend Credit

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit total $2.20 billion as of December 31, 2025, and represent amounts unfunded under existing loan agreements, where there is capacity for the customer to borrow additional amounts as long as there is no violation of any condition of the contract.

The Company estimates its expected credit losses over the entire period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A provision for unfunded commitments is recognized for the estimated credit loss on unfunded commitments that considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the reserve on such exposures as of December 31, 2025 and as of December 31, 2024 was $1.4 million and $2.0 million, respectively, and is recognized within Other liabilities in the Consolidated Balance Sheets.

Legal Proceedings

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleges that the defendants violated the Delaware False Claims and Reporting Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees. The Bank has filed an answer denying the allegations and continues to vigorously defend against the claims. The Bank and other defendants previously filed a motion to dismiss the action, but that motion to dismiss was denied and the parties proceeded to engage in the first phase of discovery. On March 25, 2025, the State of Delaware filed a motion to dismiss the lawsuit without prejudice, due to a related administrative proceeding commenced by or on behalf of the State of Delaware Office of Unclaimed Property. As of December 31, 2025, the first phase of discovery was stayed pending a decision on the State of Delaware’s motion to dismiss. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

On September 14, 2021, Cachet Financial Services (“Cachet”) filed an adversary proceeding against the Bank in the U.S. Bankruptcy Court for the Central District of California, titled Cachet Financial Services, Plaintiff v. The Bancorp Bank, et al., Defendants. The case was filed within the context of Cachet’s pending Chapter 11 bankruptcy case. The Bank previously served as the Originating Depository Financial Institution (“ODFI”) for ACH transactions in connection with Cachet’s payroll services business. The matter arose from the Bank’s termination of its Payroll Processing ODFI Agreement with Cachet on October 23, 2019, for safety and soundness reasons. The initial complaint alleged eight causes of action: (i) breach of contract; (ii) negligence; (iii) intentional interference with contract; (iv) conversion; (v) express indemnity; (vi) implied indemnity; (vii) accounting; and (viii) objection to the Bank’s proof of claim in the bankruptcy case. On November 4, 2021, the Bank filed a motion in the U.S. District Court for the Central District of California to withdraw the reference of the adversary proceeding to the bankruptcy court, which was denied in February 2023. On August 3, 2022, Cachet served the Bank with a first amended complaint wherein Cachet, among other things, withdrew its implied indemnity claim against the Bank and added several defendants unaffiliated with the Bank and causes of action related to those parties. On September 28, 2022, the Bank filed a partial motion to dismiss, which was later denied. On October 31, 2024, Cachet filed its second amended complaint, which contained substantially similar claims against the Bank except it sought only “damages in amount to be proven at trial” whereas the first amended complaint sought “damages in amount to be proven but in no event less than $150 million.” On December 17, 2024, the Bank filed a partial motion to dismiss the second amended complaint, which was granted in part and denied in part on May 2, 2025. Specifically, Cachet’s negligence claim, conversion claim, and accounting claim were dismissed with prejudice. On July 10, 2025, the Bank answered the second amended complaint. On December 24, 2025, the Bank and Cachet entered into a confidential settlement agreement to resolve the adversary proceeding and a related interpleader action initiated by the Bank in 2019. The adversary proceeding and interpleader action were both subsequently dismissed with prejudice.

On March 27, 2023, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) seeking documents and information related to the Bank’s escheatment practices in connection with certain accounts offered through one of the Bank’s program partners. The Bank responded to the CID and has not received further inquiries from the CFPB regarding the matter.

On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly-owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California (the “California Superior Court”), captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint principally alleges that the defendants engaged in unlawful, unfair or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the California Superior Court. TBBK Card has vigorously defended against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of the summons as to TBBK Card for lack of personal jurisdiction. TBBK Card’s motion to quash, and subsequent related appeals, were denied. On December 12, 2025, an amended complaint containing additional factual allegations was filed in the California Superior Court. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

On November 25, 2024, the Bank commenced arbitration through the American Arbitration Association seeking approximately $1.808 million from Oxygen, Inc. (“Oxygen”) owed under a Private Label Account Program Agreement related to unpaid invoices and indemnification obligations owed by Oxygen. On January 13, 2025, Oxygen answered the Bank’s arbitration demand, generally denying the allegations made by the Bank, and filed a Counterclaim against the Bank. The Counterclaim alleges (i) that the termination of the Private Label Account Program Agreement was pretextual, (ii) the Bank breached its notification obligations in terminating the Private Label Account Program Agreement, (iii) the Bank breached the implied covenant of good faith and fair dealing, and (iv) conversion of $1.2 million by the Bank. The ad damnum clause of the Counterclaim also seeks compensatory damages in an amount not less than $40 million. The Bank believes it has meritorious defenses and intends to vigorously defend against the Counterclaim. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements and omissions about the Company’s business, prospects, and operations, with a focus on the Company’s commercial real estate bridge loan (“REBL”) portfolio and related provision for credit losses. On September 29, 2025, the court appointed Southeastern Pennsylvania Transportation Authority (“SEPTA”) as lead plaintiff; the case is now captioned Southeastern Pennsylvania Transportation Authority v. The Bancorp, Inc., et al. On December 22, 2025, SEPTA filed its amended class action complaint, which alleges that between January 26, 2024 and March 25, 2025, the defendants made materially false and/or misleading statements and omissions about certain loans in the Company’s REBL portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to vigorously defend against the allegations in the amended complaint. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 15—Regulatory Matters

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

As of December 31, 2025, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. The following table provides our regulatory capital amounts and ratios for the periods indicated (dollars in thousands):

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025

Total capital (to risk-weighted assets)
The Bancorp, Inc.	$745,747	12.19%	$489,522	>=8.00	N/A	N/A
The Bancorp Bank, National Association	925,974	15.13%	489,580	8.00	611,975	>= 10.00%

Tier 1 capital (to risk-weighted assets)
The Bancorp, Inc.	678,101	11.08%	367,141	>=6.00	N/A	N/A
The Bancorp Bank, National Association	858,328	14.03%	367,185	6.00	489,580	>= 8.00%

Tier 1 capital (to average assets)
The Bancorp, Inc.	678,101	7.64%	354,894	>=4.00	N/A	N/A
The Bancorp Bank, National Association	858,328	9.70%	354,062	4.00	442,577	>= 5.00%

Common equity tier 1 (to risk-weighted assets)
The Bancorp, Inc.	678,101	11.08%	244,761	>=4.00	N/A	N/A
The Bancorp Bank, National Association	858,328	14.03%	275,389	4.50	397,784	>= 6.50%

As of December 31, 2024

Total capital (to risk-weighted assets)
The Bancorp, Inc.	$853,048	14.65%	$465,772	>=8.00	N/A	N/A
The Bancorp Bank, National Association	934,652	16.06%	465,628	8.00	582,036	>= 10.00%

Tier 1 capital (to risk-weighted assets)
The Bancorp, Inc.	806,167	13.85%	349,329	>=6.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.25%	349,221	6.00	465,628	>= 8.00%

Tier 1 capital (to average assets)
The Bancorp, Inc.	806,167	9.41%	342,810	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	10.38%	342,164	4.00	427,705	>= 5.00%

Common equity tier 1 (to risk-weighted assets)
The Bancorp, Inc.	806,167	13.85%	232,886	>=4.00	N/A	N/A
The Bancorp Bank, National Association	887,771	15.25%	261,916	4.50	378,323	>= 6.50%

Note 16— Transactions with Affiliates

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. At December 31, 2025 and 2024, loans to these related parties amounted to $4.8 million and $6.9 million, respectively. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At December 31, 2025, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability or present other unfavorable features.

Note 17—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and due from banks	$10,608	$10,650
Investment in subsidiaries	870,023	871,388
Other assets	27,655	21,107
Total assets	$908,286	$903,145

Liabilities and stockholders' equity
Other liabilities	$8,836	$3,747
Senior debt	196,253	96,214
Subordinated debentures	13,401	13,401
Shareholders' equity	689,796	789,783
Total liabilities and stockholders' equity	$908,286	$903,145

Condensed Statements of Operations

	For the year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Income
Dividend income from subsidiary	$282,000	$259,000	$100,000
Other income	—	34	329
Total income	282,000	259,034	100,329

Expense
Interest on subordinated debentures	1,020	1,155	1,121
Interest on senior debt	8,805	4,935	5,027
Non-interest expense	20,488	15,701	12,589
Total expense	30,313	21,791	18,737
Income tax benefit	(6,367)	(4,568)	(3,864)
Equity in undistributed (loss) income of subsidiaries	(29,841)	(24,271)	106,840
Net income available to common shareholders	$228,213	$217,540	$192,296

Condensed Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Operating activities
Net income	$228,213	$217,540	$192,296
Net amortization of investment securities discounts/premiums	507	355	82
Increase in other assets	(6,548)	(4,557)	(3,534)
Increase (decrease) in other liabilities	5,089	1,515	(45)
Stock based compensation expense	19,604	14,983	11,392
Equity in undistributed loss (income)	29,841	24,271	(106,840)
Net cash used in operating activities	276,706	254,107	93,351

Financing activities
Proceeds from the exercise of common stock options	2,061	—	104
Proceeds of senior debt offering, net	195,953	—	(3,273)
Redemption of senior debt maturity	(96,421)	—	—
Repurchases of common stock	(378,341)	(252,352)	(99,999)
Net cash used in financing activities	(276,748)	(252,352)	(103,168)
Net decrease in cash and cash equivalents	(42)	1,755	(9,817)
Cash and cash equivalents, beginning of year	10,650	8,895	18,712
Cash and cash equivalents, end of year	$10,608	$10,650	$8,895

Note 18—Segment Financial Information

Overview

The Company’s operations are substantially all located in the United States, and can be classified under three segments: Fintech, Credit Solutions (three sub-segments) and Corporate.

Fintech Solutions partners with fintech companies and other technology focused payment-based providers to deliver payment, deposit, and sponsored lending products that attract deposits and generate fee income. Fintech includes: (i) Program sponsorship, or prepaid debit and credit cards that we issue which are generated by companies that market directly to end users. Through this product, we source the majority of our deposits and generate non-interest income; (ii) Payment services, or ACH processing and other real-time end-to-end payment processing services for which we earn fee income; and (iii) Sponsored lending, or Fintech loans, which consists of secured credit card and unsecured short-term extensions of credit that are originated by the Bank, with the marketing and servicing assistance of our partners. As of December 31, 2025, 91% of our total deposits were sourced from Fintech Solutions, primarily from Program sponsorship.

Credit Solutions is our lending operations, and includes: (i) Real estate bridge lending (REBL) which comprised primarily of apartment building rehabilitation loans; (ii) institutional banking comprised of security-backed lines of credit (SBLOCs), cash value insurance policy-backed lines of credit (IBLOCs) and advisor financing; and (iii) commercial loans comprised primarily of Small Business Administration (SBA) loans and direct lease financing. Credit Solutions also includes deposits generated by those business lines.

Corporate includes interest income from investment securities, corporate overhead, and expenses that have not been allocated.

The chief operating decision maker for each of our segments is the Chief Executive Officer. Key factors in the decision-making process for the Fintech segment includes deposit growth, and the cost thereof, and non-interest income growth, which are presented in the Consolidated Statements of Operations. For Credit Solutions, loan growth and related yields are factors in decision making. Comparative loan balance information measuring loan growth is presented in “Note 5. Loans”.

Segment Reporting Methodology

The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies to assign certain revenues and expenses indirectly attributable to each business segment, as outlined below.

The tables of segment financial information include presentation of amounts that are recognized or incurred specific to the operations of our segments, including Interest income, Provision for credit losses, Non-interest income and Non-interest expense - direct. Interest expense for the Fintech segment consists of interest expense actually incurred to generate its deposits, which is the Company’s actual cost of funds. Interest expense for the Corporate segment consists of expense related to our senior term debt, trust preferred debt, and demand deposits.

Segment financial information includes allocations between segments and certain non-GAAP subtotals as follows:

Interest allocation is a non-GAAP item which presents a market-based allocation of interest between segments. The fintech segment generates the majority of our deposits, and both Fintech speciality lending and the Credit Solutions segments use the amount to fund loans, and the Corporate segment uses funds for the investment securities portfolio. As such, Credit Solutions and Corporate pay Fintech interest for their use of deposits and fintech recognizes an offsetting amount of interest income. The rate utilized for the allocation between segments corresponds to an estimated average of the three year FHLB rate.

Income before non-interest expense allocations is a non-GAAP subtotal, which presents an income subtotal before consideration of allocated Corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business.

Non-interest expense allocations are non-GAAP items which present the allocation of support service costs to the segments based on estimated usage. Those support department allocations are reflected in the “Risk, financial crimes and compliance” and “Information technology and operations” line items. Other allocated expenses includes costs of overhead functions, including human resources, finance, marketing, legal, facilities and general adminstrative costs.

Segment Results

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the year ended December 31, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$3,395	$191,486	$117,586	$132,161	$106,741	$551,369
Interest allocation	254,317	(91,381)	(65,706)	(67,418)	(29,812)	—
Interest expense	154,200	—	4,480	40	17,138	175,858
Net interest income	103,512	100,105	47,400	64,703	59,791	375,511
Provision for credit losses(1)	169,294	(469)	(6)	8,965	(91)	177,693
Non-interest income(1)	310,555	6,649	348	8,306	2,475	328,333
Direct non-interest expense
Salaries and employee benefits	17,703	4,378	10,312	19,955	90,206	142,554
Data processing expense	1,392	171	2,070	8	1,323	4,964
Software	647	108	2,846	1,758	15,182	20,541
Other	10,952	5,041	1,330	7,809	29,923	55,055
Income before non-interest expense allocations	214,079	97,525	31,196	34,514	(74,277)	303,037
Non-interest expense allocations
Risk, financial crimes, and compliance	29,124	2,357	3,233	5,308	(40,022)	—
Information technology and operations	14,702	821	6,150	8,387	(30,060)	—
Other allocated expenses	16,439	3,331	6,903	7,870	(34,543)	—
Total non-interest expense allocations	60,265	6,509	16,286	21,565	(104,625)	—
Income before taxes	153,814	91,016	14,910	12,949	30,348	303,037
Income tax expense	37,979	22,473	3,681	3,197	7,494	74,824
Net income	$115,835	$68,543	$11,229	$9,752	$22,854	$228,213

(1)Non-interest income of the Fintech segment includes $169.3 million of Fintech loan credit enhancement income related to the estimated recovery from a Fintech partner for losses on fintech loans where the measurement of the expected loan loss and credit enhancement are based on the same estimate. The remainder of Non-interest income for Fintech is $141.2 million Total fintech fees and $0.1 million of other.

	For the year ended December 31, 2024
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$214	$207,062	$121,522	$124,490	$98,304	$551,592
Interest allocation	261,484	(98,064)	(69,942)	(69,960)	(23,518)	—
Interest expense	156,271	—	3,962	35	15,083	175,351
Net interest income	105,427	108,998	47,618	54,495	59,703	376,241
Provision for credit losses(1)	30,651	2,159	763	6,416	(1,615)	38,374
Non-interest income(1)	147,574	3,264	211	5,541	924	157,514
Direct non-interest expense
Salaries and employee benefits	15,577	3,996	9,659	18,323	84,042	131,597
Data processing expense	1,552	169	2,329	7	1,609	5,666
Software	486	104	2,962	1,777	12,584	17,913
Other	9,203	4,719	2,093	7,698	24,336	48,049
Income before non-interest expense allocations	195,532	101,115	30,023	25,815	(60,329)	292,156
Non-interest expense allocations
Risk, financial crimes, and compliance	26,922	2,177	3,017	4,921	(37,037)	—
Information technology and operations	13,732	723	5,993	7,444	(27,892)	—
Other allocated expenses	15,814	3,021	6,574	7,070	(32,479)	—
Total non-interest expense allocations	56,468	5,921	15,584	19,435	(97,408)	—
Income before taxes	139,064	95,194	14,439	6,380	37,079	292,156
Income tax expense	35,516	24,312	3,688	1,629	9,471	74,616
Net income (loss)	$103,548	$70,882	$10,751	$4,751	$27,608	$217,540

(1)Non-interest income of the Fintech segment includes $30.7 million of Fintech loan credit enhancement income related to the estimated recovery from a Fintech partner for losses on fintech loans where the measurement of the expected loan loss and credit enhancement are based on the same estimate. The remainder of Non-interest income for Fintech is $116.8 million total fintech fees and $0.1 million of other.

	For the year ended December 31, 2023
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$110	$194,419	$136,069	$102,596	$76,313	$509,507
Interest allocation	264,820	(97,941)	(84,807)	(68,487)	(13,585)	—
Interest expense	139,500	507	4,355	—	11,093	155,455
Net interest income	125,430	95,971	46,907	34,109	51,635	354,052
Provision for credit losses	—	1,529	(25)	7,222	9,604	18,330
Non-interest income	99,376	6,037	760	6,881	(960)	112,094
Direct non-interest expense
Salaries and employee benefits	13,666	3,607	9,680	16,480	77,622	121,055
Data processing expense	1,309	153	2,358	5	1,622	5,447
Software	552	99	2,951	1,341	12,406	17,349
Other	9,554	3,693	1,923	8,310	23,711	47,191
Income before non-interest expense allocations	199,725	92,927	30,780	7,632	(74,290)	256,774
Non-interest expense allocations
Risk, financial crimes, and compliance	25,803	1,221	1,741	2,473	(31,238)	—
Information technology and operations	13,189	805	6,928	6,488	(27,410)	—
Other allocated expenses	11,598	2,284	5,895	5,928	(25,705)	—
Total non-interest expense allocations	50,590	4,310	14,564	14,889	(84,353)	—
Income (loss) before taxes	149,135	88,617	16,216	(7,257)	10,063	256,774
Income tax expense (benefit)	37,449	22,252	4,072	(1,822)	2,527	64,478
Net income (loss)	$111,686	$66,365	$12,144	$(5,435)	$7,536	$192,296

	December 31, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$1,177,306	$2,362,489	$1,981,479	$1,762,882	$2,068,269	$9,352,425
Total liabilities	$7,377,441	$1,817	$269,743	$5,591	$1,008,037	$8,662,629

	December 31, 2024
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$518,371	$2,300,817	$1,855,016	$1,676,241	$2,377,098	$8,727,543
Total liabilities	$6,885,456	$2,116	$434,283	$8,309	$607,596	$7,937,760

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, the Company’s independent registered public accounting firm, as stated in their report dated February 25, 2026 below.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed, in connection with the preparation of our financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weaknesses identified existed in the design of two controls related to: (i) the completion of all closing procedures prior to the filing of a required periodic report with the SEC; and (ii) the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans.

In response to the identified material weaknesses with respect to the two controls noted above, management instituted a remediation plan to enhance its internal control over financial reporting to: (i) require receipts of approval and documentation of the same prior to the filing of any required periodic report with the SEC; and (ii) refine the evaluation of the accounting and financial reporting associated with the credit enhancement contained within a third-party agreement and the impact on the allowance for credit losses for consumer fintech loans. Management has completed its documentation, testing and evaluation of the additional controls and enhanced control activities to existing controls and determined that, as of December 31, 2025, these additional controls and enhanced control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

Other than the matters described under “Remediation of Previously Disclosed Material Weaknesses” in our report on ICFR, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of The Bancorp. Inc.

Wilmington, Delaware

Opinion on Internal Control over Financial Reporting

We have audited The Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements") and our report dated February 25, 2026 expressed an unqualified opinion.

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

 /s/ Crowe LLP

Fort Lauderdale, Florida

February 25, 2026

ITEM 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheet at December 31, 2025 and 2024

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2025

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2025

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2025

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
4.3

Indenture, dated as of August 13, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2020)

4.4

First Supplemental Indenture, dated as of August 13, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2020)

4.2

Second Supplemental Indenture, dated as of August 18, 2025, by and between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 18, 2025)

4.3	Form of 7.375% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 18, 2025)
10.1.1+	The Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 17, 2018)
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

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024)

10.6+	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.7+	Form on Non-Qualified Stock Option Award (non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.8+	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2020)
10.9+	Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2025)
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated March 8, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 8, 2024)
19.1*	Insider Trading Policy

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
23.1*	Consent of Crowe LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.0	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.0 to the Company’s Annual Report on Form 10-K filed February 29, 2024)
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Labels Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.INS**	Inline XBRL Instance Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026 is formatted in Inline XBRL.

*	Filed herewith.
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

The Bancorp, Inc.
February 25, 2026	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ne

/s/ Damian M. Kozlowski	Chief Executive Officer, President and Director	February 25, 2026
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ Dominic Canuso	Chief Financial Officer	February 25, 2026
DOMINIC CANUSO	(principal financial and accounting officer)

/s/ James J. McEntee III	Director	February 25, 2026
JAMES J. MCENTEE III

/s/ Matthew Cohn	Director	February 25, 2026
MATTHEW COHN

/s/ William H. Lamb	Director	February 25, 2026
WILLIAM H. LAMB

/s/ Hersh Kozlov	Director	February 25, 2026
HERSH KOZLOV

/s/ Mark Tryniski	Director	February 25, 2026
MARK TRYNISKI

/s/ Todd J. Brockman	Director	February 25, 2026
TODD J. BROCKMAN

/s/ Stephanie B. Mudick	Director	February 25, 2026
STEPHANIE B. MUDICK

/s/ Cheryl D. Creuzot	Director	February 25, 2026
CHERYL D. CREUZOT

/s/ Dwayne L. Allen	Director	February 25, 2026
DWAYNE L. ALLEN