Form 10-Q
period 2026-03-31
Bancorp, Inc.
filed 2026-05-06
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of April 27, 2026, there were 41,634,439 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
(Dollars in thousands, except share data)	(unaudited)

ASSETS:
Cash and cash equivalents
Cash and due from banks	$8,673	$8,038
Interest-earning deposits	58,510	104,611
Total cash and cash equivalents	67,183	112,649

Investment securities, available-for-sale, at fair value	1,646,541	1,671,750
Commercial loans, at fair value	128,260	139,389
Loans, net of deferred loan fees and costs	7,753,683	7,116,676
Allowance for credit losses	(63,017)	(66,200)
Loans, net	7,690,666	7,050,476
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	37,785	25,205
Premises and equipment, net	29,046	29,834
Accrued interest receivable	41,315	43,090
Other real estate owned	60,998	60,695
Deferred tax asset, net	21,139	18,679
Credit enhancement asset	29,769	31,138
Other assets	146,062	169,520
Total assets	$9,898,764	$9,352,425

LIABILITIES:
Deposits
Demand and interest checking	$8,281,037	$7,827,037
Savings and money market	148,988	338,459
Total deposits	8,430,025	8,165,496

Short-term borrowings	470,000	199,000
Senior debt	196,320	196,253
Subordinated debentures	13,401	13,401
Other long-term borrowings	13,626	13,712
Other liabilities	78,442	74,767
Total liabilities	9,201,814	8,662,629

SHAREHOLDERS' EQUITY:
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,750,251 and 41,858,545 shares issued and outstanding, respectively, at March 31, 2026 and 48,404,006 and 42,355,361 shares issued and outstanding, respectively, at December 31, 2025	48,750	48,404
Additional paid-in capital	28,616	24,207
Retained earnings	1,067,437	1,007,368
Accumulated other comprehensive income	3,459	10,839
Treasury stock at cost, 6,891,706 shares at March 31, 2026 and 6,048,645 shares at December 31, 2025	(451,312)	(401,022)
Total shareholders' equity	696,950	689,796

Total liabilities and shareholders' equity	$9,898,764	$9,352,425

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$107,545	$108,912
Investment securities:
Taxable interest	19,920	18,127
Tax-exempt interest	130	83
Interest-earning deposits	2,196	12,680
	129,791	139,802
Interest expense:
Deposits	35,289	46,375
Short-term borrowings	1,381	—
Long-term borrowings	197	195
Senior debt	3,875	1,234
Subordinated debentures	235	255
	40,977	48,059
Net interest income	88,814	91,743
Provision (reversal) for credit losses on non-fintech loans	(1,348)	874
Provision for credit losses on fintech loans	28,843	45,868
Provision for unfunded commitments	106	111
Provision for credit losses, total	27,601	46,853
Net interest income after provision for credit losses	61,213	44,890

Non-interest income
Fintech fees
ACH, card and other payment fees	5,796	5,132
Prepaid, debit card and related fees	26,677	25,714
Consumer credit fintech fees	5,596	3,600
Total fintech fees	38,069	34,446
Net realized and unrealized gains
on commercial loans, at fair value	6	361
Leasing related income	1,901	1,972
Fintech loan credit enhancement	28,843	45,868
Other	3,706	995
Total non-interest income	72,525	83,642

Non-interest expense
Salaries and employee benefits	37,477	33,669
Depreciation	1,245	1,104
Rent and related occupancy cost	1,691	1,568
Data processing expense	1,309	1,205
Audit expense	641	654
Legal expense	1,590	1,957
Legal settlement (reimbursement)	(2,000)	—
FDIC insurance	1,251	1,053
Software	5,369	5,013
Insurance	1,182	1,257
Telecom and IT network communications	284	333
Consulting	210	456
Other	4,777	5,025
Total non-interest expense	55,026	53,294
Income before income taxes	78,712	75,238
Income tax expense	18,643	18,065
Net income	$60,069	$57,173

Net income per share - basic	$1.43	$1.21
Net income per share - diluted	$1.41	$1.19
Weighted average shares - basic	42,133,301	47,214,050
Weighted average shares - diluted	42,594,824	47,959,292

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands)

Net income	$60,069	$57,173

Other comprehensive (loss) income, net:
Other comprehensive (loss) income:
Securities available-for-sale:
Change in net unrealized (losses) gains	(9,840)	21,062
Other comprehensive (loss) income	(9,840)	21,062

Income tax (benefit) expense related to items of other comprehensive income:
Securities available-for-sale:
Change in net unrealized (losses) gains	(2,460)	5,265
Income tax (benefit) expense related to items of other comprehensive income	(2,460)	5,265

Other comprehensive (loss) income, net	(7,380)	15,797
Comprehensive income	$52,689	$72,970

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the three months ended March 31, 2026
(Dollars in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	income	stock	Total

Balance at January 1, 2026	48,404,006	$48,404	$24,207	$1,007,368	$10,839	$(401,022)	$689,796
Net income	—	—	—	60,069	—	—	60,069
Common stock issued from restricted units, net of tax benefits	346,245	346	(346)	—	—	—	—
Stock-based compensation	—	—	4,755	—	—	—	4,755
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(7,380)	—	(7,380)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,290)	(50,290)
Balance at March 31, 2026	48,750,251	$48,750	$28,616	$1,067,437	$3,459	$(451,312)	$696,950

(1)Repurchase of common stock includes 843,061 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors. See Note 8, “Shareholders’ Equity” for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(CONTINUED)

For the three months ended March 31, 2025
(Dollars in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Retained	comprehensive	Treasury
	shares issued	stock	capital	earnings	loss	stock	Total

Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from restricted units, net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax(1)	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	$48,067	$7,470	$836,328	$(1,840)	$(60,338)	$829,687

(1)Repurchase of common stock includes 684,445 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors. See Note 8, “Shareholders’ Equity” for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months
	ended March 31,
	2026	2025
	(Dollars in thousands)
Operating activities:
Net income	$60,069	$57,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,245	1,104
Provision for credit losses, total	27,601	46,853
Fintech loan credit enhancement income	(28,843)	(45,868)
Accretion of fees, premiums, and discounts, net	(1,048)	(493)
Stock-based compensation expense	4,755	4,591
Realized gains on commercial loans, at fair value	(6)	(361)
(Gain) loss on sale of fixed assets	(29)	9
Decrease (increase) in accrued interest receivable	1,775	(751)
Decrease in other assets	16,293	32,646
Increase (decrease) in other liabilities	3,428	(363)
Net cash provided by operating activities	85,240	94,540

Investing activities:
Purchase of investment securities available-for-sale	(5,000)	(10,996)
Proceeds from redemptions and prepayments of securities available-for-sale	25,584	47,934
Capitalized investment in other real estate owned	(326)	(1,382)
Sale of repossessed assets	808	1,276
Net increase in loans	(677,877)	(310,839)
Credit enhancement agreement cash inflows	30,212	38,578
Proceeds from sale of fixed assets	40	88
Commercial loans, at fair value drawn during the period	—	(1,763)
Payments on commercial loans, at fair value	11,082	13,596
Purchases of premises and equipment	(468)	(765)
Net cash used in investing activities	(615,945)	(224,273)

Financing activities:
Net increase in deposits	264,529	618,536
Proceeds from short-term borrowings	271,000	—
Repurchases of common stock and excise tax	(50,290)	(37,657)
Net cash provided by financing activities	485,239	580,879

Net (decrease) increase in cash and cash equivalents	(45,466)	451,146

Cash and cash equivalents, beginning of period	112,649	570,123

Cash and cash equivalents, end of period	$67,183	$1,021,269

Supplemental cash flow information:
Interest paid	$45,769	$50,054
Transfers (from) to other real estate owned from commercial loans, at fair value, and loans, net	$(23)	$3,722
Leased vehicles transferred to repossessed assets	$536	$849

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Nature of Operations

The Bancorp, Inc. (the “Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (the “Bank”), which is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a federally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Company has two primary operating segments which consist of Fintech Solutions and Credit Solutions.

Through partner relationships, Fintech Solutions delivers payment, deposit, and lending products that attract deposits and generate fee income. Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. The Company primarily earns fee-based income from fintech products, and such products include sponsored issuance of deposit accounts and debit, credit, and prepaid cards; sponsored lending products for fintech partners; and payment processing solutions, including acquiring, ACH, and near-and real-time payment services in support of its partners.

Credit Solutions is our lending operation and makes the following types of loans: (i) Real estate bridge lending (“REBL”); (ii) Institutional Banking comprised of security-backed lines of credit (“SBLOC”), cash value insurance policy-backed lines of credit (“IBLOC”) and advisor financing; and (iii) Commercial Loans which includes Small Business Loans (“SBL”) which is comprised primarily of Small Business Administration (“SBA”) loans and direct lease financing.

The Company and the Bank are affected by state and federal legislation and regulations and are subject to regulation by certain state and federal agencies. Accordingly, they are examined periodically by those regulatory authorities.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2026 and for the three-month periods ended March 31, 2026 and 2025, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The results of operations for the three-month period ended March 31, 2026 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2026.

Certain prior period amounts have been reclassified to conform to current period presentation.

There have been no significant changes as of March 31, 2026 from the Company’s significant accounting policies as described in the 2025 Form 10-K.

Subsequent Events

The Company evaluated its March 31, 2026 financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 3. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period, assuming all potentially dilutive common shares were issued.

Diluted earnings per share considers the potential dilution that could occur if securities, including stock options and RSUs or other contracts to issue common stock were exercised and converted into common stock. Stock options are dilutive if their exercise prices are less than the current stock price. RSUs are dilutive because they represent grants over vesting periods which do not require employees to pay exercise prices. The dilution shown in the tables below includes the potential dilution from both stock options and RSUs. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of securities that would be anti-dilutive.

The calculation of weighted-average common shares outstanding during each respective period includes activity related to share repurchases made under the Company’s share repurchase programs, as discussed further in “Note 8. Shareholders’ Equity.”

The following table summarizes the calculation of earnings per share:

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands except share and per share data)
Net income	$60,069	$57,173

Weighted average shares - basic	42,133,301	47,214,050
Effect of dilutive securities:
Common stock options and RSUs	461,523	745,242
Weighted average shares - diluted	42,594,824	47,959,292

Basic and diluted earnings per share:
Net income per share - basic	$1.43	$1.21
Effect of dilutive securities:
Common stock options and RSUs	(0.02)	(0.02)
Net income per share - diluted	$1.41	$1.19

Included in the computation of diluted shares:
Stock options with exercise price below average market price
Share count	368,293	622,677
Minimum exercise price	$8.57	$6.87
Maximum exercise price	$43.89	$35.17

Excluded from the computation of diluted shares: Antidilutive securities
Outstanding stock-based compensation awards	32,624	78,240

Note 4. Investment Securities

The Company’s investments in debt securities are classified as available-for-sale, and are summarized as follows (dollars in thousands):

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$23,483	$29	$(511)	$23,001
Asset-backed securities	229,536	49	(680)	228,905
Tax-exempt obligations of states and political subdivisions	14,613	26	(87)	14,552
Taxable obligations of states and political subdivisions	17,827	43	(64)	17,806
Residential mortgage-backed securities	445,276	8,774	(4,033)	450,017
Collateralized mortgage obligation securities	55,461	14	(894)	54,581
Commercial mortgage-backed securities	855,761	11,673	(9,755)	857,679
	$1,641,957	$20,608	$(16,024)	$1,646,541

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$25,503	$63	$(457)	$25,109
Asset-backed securities	234,029	205	(133)	234,101
Tax-exempt obligations of states and political subdivisions	9,614	62	(40)	9,636
Taxable obligations of states and political subdivisions	18,941	45	(59)	18,927
Residential mortgage-backed securities	454,837	13,039	(3,553)	464,323
Collateralized mortgage obligation securities	58,129	44	(593)	57,580
Commercial mortgage-backed securities	856,273	14,306	(8,505)	862,074
	$1,657,326	$27,764	$(13,340)	$1,671,750

The amortized cost and fair value of the Company’s investment securities at March 31, 2026, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities based on the timing of cashflows from the underlying collateral.

	Available-for-sale
	Amortized	Fair
	cost	value
Due before one year	$22,093	$21,957
Due after one year through five years	279,539	281,334
Due after five years through ten years	500,946	505,377
Due after ten years	839,379	837,873
	$1,641,957	$1,646,541

The table below indicates the length of time individual securities had been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$8,454	$(88)	$10,732	$(423)	$19,186	$(511)
Asset-backed securities	169,151	(680)	—	—	169,151	(680)
Tax-exempt obligations of states and political subdivisions	6,406	(82)	1,155	(5)	7,561	(87)
Taxable obligations of states and political subdivisions	—	—	12,933	(64)	12,933	(64)
Residential mortgage-backed securities	62,538	(494)	28,460	(3,539)	90,998	(4,033)
Collateralized mortgage obligation securities	33,076	(311)	11,868	(583)	44,944	(894)
Commercial mortgage-backed securities	238,918	(2,081)	107,926	(7,674)	346,844	(9,755)
Total unrealized loss position investment securities	$518,543	$(3,736)	$173,074	$(12,288)	$691,617	$(16,024)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	$2,521	$(1)	$11,660	$(456)	$14,181	$(457)
Asset-backed securities	59,024	(133)	—	—	59,024	(133)
Tax-exempt obligations of states and political subdivisions	3,456	(33)	1,153	(7)	4,609	(40)
Taxable obligations of states and political subdivisions	—	—	14,053	(59)	14,053	(59)
Residential mortgage-backed securities	18,630	(62)	28,886	(3,491)	47,516	(3,553)
Collateralized mortgage obligation securities	34,149	(75)	12,721	(518)	46,870	(593)
Commercial mortgage-backed securities	173,572	(873)	119,778	(7,632)	293,350	(8,505)
Total unrealized loss position investment securities	$291,352	$(1,177)	$188,251	$(12,163)	$479,603	$(13,340)

Note 5. Loans, net

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

•Fintech loans consist of short-term extensions of credit, including secured credit card loans, made in conjunction with marketers and servicers.

•Other loans include warehouse financing related to loan sales to third-party purchasers of REBL loans, and also includes loans the Company generally no longer offers, including commercial loans, CRA loans and HELOC.

Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025
Loans recorded at amortized cost:
SBL non-real estate	$242,445	$235,282
SBL commercial mortgage	736,470	749,234
SBL construction	19,945	22,382
SBLs	998,860	1,006,898
Direct lease financing	678,740	685,422
SBLOC / IBLOC(1)	1,708,709	1,669,985
Advisor financing	270,811	294,236
Real estate bridge lending	2,279,454	2,188,952
Fintech(2)	1,646,600	1,097,998
Other loans(3)	155,825	157,416
	7,738,999	7,100,907
Unamortized loan fees and costs	14,684	15,769
Total loans, net of deferred loan fees and costs	$7,753,683	$7,116,676

_______

(1)At March 31, 2026 and December 31, 2025, IBLOC loans amounted to $459.3 million and $467.5 million, respectively.

(2)As of March 31, 2026 and December 31, 2025, fintech loans included $1.22 billion and $729.1 million of secured credit card accounts which are backed dollar for dollar by cash collateral by each individual cardholder and are required to be repaid in full monthly. For secured credit card accounts, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturity from 30 to 365 days.

(3)As of both March 31, 2026 and December 31, 2025, Other loans includes $110.7 million related to warehouse financing related to loan sales to third-party purchasers of real estate bridge loans.

During the three months ended March 31, 2026 and 2025, the Company purchased $0.2 million and $15.4 million of SBLs, respectively, none of which were credit deteriorated. Additionally, in the first three months of 2026, the Company participated in SBLs with other institutions in the amount of $0.3 million.

Non-Accrual and Delinquency

A detail of the Company’s delinquent and non-accrual loans by loan category is as follows (dollars in thousands):

	March 31, 2026
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$1,227	$1,750	$—	$9,726	$12,703	$229,742	$242,445
SBL commercial mortgage	1,680	—	—	26,358	28,038	708,432	736,470
SBL construction	—	—	—	2,660	2,660	17,285	19,945
Direct lease financing	3,846	1,115	411	10,743	16,115	662,625	678,740
SBLOC / IBLOC	5,847	6,011	—	446	12,304	1,696,405	1,708,709
Advisor financing	—	—	—	—	—	270,811	270,811
Real estate bridge lending	—	—	—	22,454	22,454	2,257,000	2,279,454
Fintech	17,188	3,214	1,762	—	22,164	1,624,436	1,646,600
Other loans	110	—	1	406	517	155,308	155,825
Unamortized loan fees and costs	—	—	—	—	—	14,684	14,684
	$29,898	$12,090	$2,174	$72,793	$116,955	$7,636,728	$7,753,683

	December 31, 2025
	30-59 days	60-89 days	90+ days		Total past due		Total
	past due	past due	still accruing	Non-accrual	and non-accrual	Current	loans
SBL non-real estate	$1,515	$344	$—	$8,639	$10,498	$224,784	$235,282
SBL commercial mortgage	224	—	—	21,977	22,201	727,033	749,234
SBL construction	—	—	—	2,660	2,660	19,722	22,382
Direct lease financing	2,461	894	1,457	12,066	16,878	668,544	685,422
SBLOC / IBLOC	5,328	65	251	446	6,090	1,663,895	1,669,985
Advisor financing	—	—	—	—	—	294,236	294,236
Real estate bridge lending	—	—	14,459	9,755	24,214	2,164,738	2,188,952
Fintech	24,701	3,791	2,030	—	30,522	1,067,476	1,097,998
Other loans	209	111	2	142	464	156,952	157,416
Unamortized loan fees and costs	—	—	—	—	—	15,769	15,769
	$34,438	$5,205	$18,199	$55,685	$113,527	$7,003,149	$7,116,676

The following table summarizes non-accrual loans with and without an ACL as of the periods indicated (dollars in thousands):

	March 31, 2026				December 31, 2025
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$6,432	$1,132	$3,294	$9,726	$5,361	$963	$3,278	$8,639
SBL commercial mortgage	3,879	809	22,479	26,358	3,009	801	18,968	21,977
SBL construction	710	37	1,950	2,660	710	35	1,950	2,660
Direct lease financing	10,533	2,523	210	10,743	11,881	4,211	185	12,066
IBLOC	446	207	—	446	446	207	—	446
Real estate bridge lending	12,700	796	9,754	22,454	—	—	9,755	9,755
Other loans	—	—	406	406	—	—	142	142
	$34,700	$5,504	$38,093	$72,793	$21,407	$6,217	$34,278	$55,685

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2026 and 2025, was $1.1 million and $0.4 million, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2026 or 2025.

During the three months ended March 31, 2026 amounts reversed from interest income totaled $0.6 million, and primarily consist of $0.4 million of REBL and $0.2 million of SBL commercial mortgage. During the three months ended March 31, 2025 amounts reversed from interest income totaled $0.5 million and primarily consist of $0.3 million of REBL and $0.1 million of SBL non-real estate. The interest reversals represent interest receivable balance on loans at the time of transfer into non-accrual status.

Loan Modifications

There were no loan modifications for the three months ended March 31, 2026. During the three months ended March 31, 2025, loans modified to borrowers experiencing financial difficulty, and related information are as follows (dollars in thousands):

	Three months ended March 31, 2025
	Payment delay as a result of a payment deferral	Total	Percent of total loan category
SBL non-real estate	$5,348	$5,348	2.79%
SBL commercial mortgage	2,738	2,738	0.40%
Total	$8,086	$8,086	0.13%

The following table shows an analysis of loans that were modified during the three months ended March 31, 2025, presented by loan classification (dollars in thousands):

	Three months ended March 31, 2025
	Payment Status (Amortized Cost Basis)
	30-59 days	60-89 days	90+ days		Total
	past due	past due	still accruing	Non-accrual	delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$—	$—	$5,348	$5,348
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
	$—	$—	$—	$—	$—	$8,086	$8,086

The following table describes the financial effect of modifications made during the three months ended March 31, 2025:

	Three months ended March 31, 2025
	Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay(1)
SBL non-real estate	—	—	2.79%
SBL commercial mortgage	—	—	0.40%

(1)Percentage represents the principal of loans deferred divided by the principal of the total loan portfolio.

The Company had no commitments to extend additional credit to loans classified as modified as of March 31, 2026. As of March 31, 2025, there were no specific reserves on the $8.1 million of loans classified as modified.

Allowance for Credit Loss

The Company had no significant changes to its quantitative and qualitative measures used in measuring the allowance for credit losses as of March 31, 2026. For additional information regarding the Company’s allowance estimate, see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans, net,” in the 2025 Form 10-K.

A summary of the Company’s primary portfolio pools and loans accordingly classified by year of origination, at March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$13,153	$71,206	$48,894	$57,874	$15,801	$16,853	$—	$223,781
Special mention	—	—	384	1,976	1,434	42	—	3,836
Substandard	—	—	1,741	6,459	4,823	1,805	—	14,828
Total SBL non-real estate	13,153	71,206	51,019	66,309	22,058	18,700	—	242,445

SBL commercial mortgage
Pass	40,058	105,910	141,693	77,866	98,227	218,672	—	682,426
Special mention	—	—	496	1,964	4,383	11,443	—	18,286
Substandard	—	—	2,380	11,567	8,037	13,774	—	35,758
Total SBL commercial mortgage	40,058	105,910	144,569	91,397	110,647	243,889	—	736,470

SBL construction
Pass	1,101	7,234	4,402	4,548	—	—	—	17,285
Substandard	—	—	—	—	—	2,660	—	2,660
Total SBL construction	1,101	7,234	4,402	4,548	—	2,660	—	19,945

Direct lease financing
Non-rated	1,744	—	—	—	—	—	—	1,744
Pass	66,245	232,613	160,305	107,238	74,922	18,566	—	659,889
Special mention	369	669	358	757	271	85	—	2,509
Substandard	—	25	2,776	6,494	3,884	1,419	—	14,598
Total direct lease financing	68,358	233,307	163,439	114,489	79,077	20,070	—	678,740

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	7,650	7,650
Pass	—	—	—	—	—	—	1,700,573	1,700,573
Substandard	—	—	—	—	—	—	486	486
Total SBLOC/IBLOC	—	—	—	—	—	—	1,708,709	1,708,709

Advisor financing
Pass	3,769	66,640	65,857	59,120	42,055	24,528	—	261,969
Special mention	—	—	—	—	968	7,874	—	8,842
Total advisor financing	3,769	66,640	65,857	59,120	43,023	32,402	—	270,811

Real estate bridge lending
Pass	265,445	703,225	468,624	188,190	528,394	66,488	—	2,220,366
Substandard	—	—	23,757	—	25,577	9,754	—	59,088
Total real estate bridge lending	265,445	703,225	492,381	188,190	553,971	76,242	—	2,279,454

Fintech
Non-rated	137,470	34,130	—	—	—	—	1,473,238	1,644,838
Substandard	—	1,762	—	—	—	—	—	1,762
Total fintech	137,470	35,892	—	—	—	—	1,473,238	1,646,600

Other loans
Non-rated	402	—	—	—	—	12,278	—	12,680
Pass	—	56,994	54,456	160	251	29,812	1,066	142,739
Substandard	—	—	—	—	—	406	—	406
Total other loans	402	56,994	54,456	160	251	42,496	1,066	155,825

Total	$529,756	$1,280,408	$976,123	$524,213	$809,027	$436,459	$3,183,013	$7,738,999

Unamortized loan fees and costs								14,684
Total								$7,753,683

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Pass	$70,191	$50,083	$60,331	$17,797	$12,295	$6,765	$—	$217,462
Special mention	—	262	992	1,480	—	71	—	2,805
Substandard	—	1,171	6,635	4,276	1,360	1,573	—	15,015
Total SBL non-real estate	70,191	51,516	67,958	23,553	13,655	8,409	—	235,282

SBL commercial mortgage
Pass	107,357	156,610	83,047	105,359	69,554	166,921	—	688,848
Special mention	—	2,749	2,708	4,406	4,275	7,459	—	21,597
Substandard	—	706	9,622	14,656	8,579	5,226	—	38,789
Total SBL commercial mortgage	107,357	160,065	95,377	124,421	82,408	179,606	—	749,234

SBL construction
Pass	4,769	10,449	4,504	—	—	—	—	19,722
Substandard	—	—	—	—	1,950	710	—	2,660
Total SBL construction	4,769	10,449	4,504	—	1,950	710	—	22,382

Direct lease financing
Non-rated	1,777	—	—	—	—	—	—	1,777
Pass	253,367	177,838	121,969	87,456	20,241	4,269	—	665,140
Special mention	719	410	759	295	3	—	—	2,186
Substandard	16	2,741	7,321	4,335	1,839	67	—	16,319
Total direct lease financing	255,879	180,989	130,049	92,086	22,083	4,336	—	685,422

SBLOC/IBLOC
Non-rated	—	—	—	—	—	—	6,882	6,882
Pass	—	—	—	—	—	—	1,662,616	1,662,616
Substandard	—	—	—	—	—	—	487	487
Total SBLOC/IBLOC	—	—	—	—	—	—	1,669,985	1,669,985

Advisor financing
Pass	68,249	69,705	70,411	48,197	16,471	12,253	—	285,286
Special mention	—	—	—	979	7,971	—	—	8,950
Total advisor financing	68,249	69,705	70,411	49,176	24,442	12,253	—	294,236

Real estate bridge lending
Pass	689,651	453,603	271,554	569,730	120,938	—	—	2,105,476
Special mention	—	—	—	—	9,576	—	—	9,576
Substandard	—	42,735	—	21,411	9,754	—	—	73,900
Total real estate bridge lending	689,651	496,338	271,554	591,141	140,268	—	—	2,188,952

Fintech
Non-rated	141,605	—	—	—	—	—	954,364	1,095,969
Substandard	2,029	—	—	—	—	—	—	2,029
Total fintech	143,634	—	—	—	—	—	954,364	1,097,998

Other loans
Non-rated	494	—	—	—	—	8,852	—	9,346
Pass	56,998	54,458	160	252	343	34,621	1,096	147,928
Substandard	—	—	—	—	—	142	—	142
Total other loans	57,492	54,458	160	252	343	43,615	1,096	157,416

Total	$1,397,222	$1,023,520	$640,013	$880,629	$285,149	$248,929	$2,625,445	$7,100,907

Unamortized loan fees and costs								15,769
Total								$7,116,676

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

A detail of the changes in the ACL by loan category is as follows (in thousands):

	March 31, 2026
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2026	$6,337	$3,118	$235	$15,675	$1,041	$2,207	$5,949	$31,137	$501	$—	$66,200
Charge-offs	(92)	—	—	(512)	—	—	—	(52,130)	—	—	(52,734)
Recoveries	37	—	—	100	—	—	—	21,919	—	—	22,056
Provision (reversal)	310	(107)	(24)	(2,121)	20	(176)	781	28,843	(31)	—	27,495
Ending balance	$6,592	$3,011	$211	$13,142	$1,061	$2,031	$6,730	$29,769	$470	$—	$63,017

	March 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Deferred fees and costs	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$—	$44,853
Charge-offs	(62)	—	—	(736)	—	—	—	(44,224)	—	—	(45,022)
Recoveries	18	—	—	260	—	—	—	5,646	—	—	5,924
Provision (reversal)	34	(536)	73	1,104	7	(60)	270	45,868	(18)	—	46,742
Ending balance	$4,962	$2,667	$415	$13,753	$1,202	$1,994	$6,873	$20,199	$432	$—	$52,497

A summary of the Company’s gross charge-offs classified by portfolio segment and year of origination are as follows (dollars in thousands):

	Three months ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving loans at amortized cost	Total

SBL non-real estate	$—	$—	$—	$(92)	$—	$—	$—	$(92)
Direct lease financing	—	—	—	(194)	(247)	(71)	—	(512)
Fintech	(51)	(9,214)	—	—	—	—	(42,865)	(52,130)
Total Charge-offs	$(51)	$(9,214)	$—	$(286)	$(247)	$(71)	$(42,865)	$(52,734)

	Three months ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total

SBL non-real estate	$—	$—	$—	$(62)	$—	$—	$—	$(62)
Direct lease financing		(6)	(75)	(564)	(91)	—	—	(736)
Fintech	—	(1,068)	—	—	—	—	(43,156)	(44,224)
Total Charge-offs	$—	$(1,074)	$(75)	$(626)	$(91)	$—	$(43,156)	$(45,022)

Total net charge-offs decreased $8.4 million, to $30.7 million for the three months ended March 31, 2026, from $39.1 million for the three months ended March 31, 2025. The improvement in net charge-offs was primarily driven by improved performance of fintech and direct lease financing.

The Company has agreements with a partner to originate and service fintech loans, which includes credit enhancement provisions through which incurred losses on fintech loans are covered by the partner. The Company recognizes an estimate of loss on this portfolio through its allowance for credit losses on its fintech loans on the Condensed Consolidated Balance Sheets, with provision for credit losses on fintech loans recognized on the Condensed Consolidated Statements of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on the Condensed Consolidated Balance Sheets and non-interest income — fintech loan credit enhancement in the Condensed Consolidated Statements of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in the Condensed Consolidated Statements of Operations. The Company has recognized a credit enhancement asset on the Condensed Consolidated Balance Sheets related to the estimated recovery of its realized losses on fintech loans of $29.8 million and $31.1 million as of March 31, 2026 and December 31, 2025, respectively. All fintech loans are covered by credit enhancement agreements as of March 31, 2026.

Direct lease financing

The scheduled maturities of the direct financing leases reconciled to the total lease receivables as of March 31, 2026 are as follows (dollars in thousands):

Remaining 2026	$258,482
2027	134,352
2028	85,732
2029	45,971
2030	15,980
2031 and thereafter	3,150
Total undiscounted cash flows	543,667
Residual value(1)	221,893
Difference between undiscounted cash flows and discounted cash flows	(86,820)
Present value of lease payments recorded as lease receivables	$678,740

(1) Of the total residual value, $42.9 million is not guaranteed by the lessee or other guarantors.

Off-Balance Sheet Exposure

In addition to estimating credit loss for outstanding loans, the Company estimates expected credit losses over the entire period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The estimate of loss for unfunded loan commitments relates to our off-balance sheet credit exposure, and is adjusted through the provision for unfunded commitments. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the reserve on such exposures as of March 31, 2026 and as of December 31, 2025 was $1.6 million and $1.4 million, respectively, and is recognized within Other liabilities in the Condensed Consolidated Balance Sheets.

Note 6. Debt

The Company’s debt and borrowing arrangements consist of:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)

Short-term borrowings	$470,000	$199,000

Senior debt:
Senior notes due 2030	$200,000	$200,000
Debt issuance costs	(3,680)	(3,747)
Senior debt, net	$196,320	$196,253

Subordinated debentures	$13,401	$13,401

Other long-term borrowings	$13,626	$13,712

Assets pledged as collateral that are not available to pay the Company’s general obligations as of March 31, 2026 consisted of $4.75 billion of loans held for investment at amortized cost and $251.7 million of investment securities that were pledged for short-term-borrowing agreements. In addition, there were $13.6 million of loans held for investment at amortized cost that were pledged for other long-term borrowings at March 31, 2026.

Short-term borrowings

The Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. As of March 31, 2026, based on the amount of loans and investment securities pledged, as outlined above, total capacity of short-term borrowings was $3.45 billion, there was $470.0 million borrowed and $2.98 billion available capacity.

Note 7. Fair Value Measurements

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (dollars in thousands) as of the dates indicated:

		March 31, 2026
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale
Investment securities, available-for-sale
U.S. Government agency securities	$23,001	$—	$23,001	$—
Asset-backed securities	228,905	—	228,905	—
Obligations of states and political subdivisions	32,358	—	32,358	—
Residential mortgage-backed securities	450,017	—	450,017	—
Collateralized mortgage obligation securities	54,581	—	54,581	—
Commercial mortgage-backed securities	857,679	—	857,679	—
Total investment securities, available-for-sale	1,646,541	—	1,646,541	—
Commercial loans, at fair value	128,260	—	—	128,260
Credit enhancement asset	29,769	—	29,769	—
	$1,804,570	$—	$1,676,310	$128,260

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale
Investment securities, available-for-sale
U.S. Government agency securities	$25,109	$—	$25,109	$—
Asset-backed securities	234,101	—	234,101	—
Obligations of states and political subdivisions	28,563	—	28,563	—
Residential mortgage-backed securities	464,323	—	464,323	—
Collateralized mortgage obligation securities	57,580	—	57,580	—
Commercial mortgage-backed securities	862,074	—	862,074	—
Total investment securities, available-for-sale	1,671,750	—	1,671,750	—
Commercial loans, at fair value	139,389	—	—	139,389
Credit enhancement asset	31,138	—	31,138	—
	$1,842,277	$—	$1,702,888	$139,389

Activity in Level 3 instruments is summarized below (dollars in thousands):

	Commercial loans,
	at fair value
	March 31, 2026	March 31, 2025
Beginning balance	$139,389	$223,115
Total net (losses) or gains (realized/unrealized)
Included in earnings(1)	6	361
Purchases, advances, sales and settlements
Advances	—	1,763
Settlements	(11,135)	(13,659)
Ending balance	$128,260	$211,580

Total losses year-to-date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$—	$—

(1)For commercial loans at fair value, gains or losses are recognized in Non-interest income—Net realized and unrealized gains on commercial loans, at fair value in the Condensed Consolidated Statement of Operations.

Information related to assumptions used in the valuation of Level 3 instruments is as follows (dollars in thousands):

	Discount Rate Assumption
	At March 31, 2026		At December 31, 2025
	Range	Weighted average	Range	Weighted average
Commercial loans, at fair value:
Commercial - SBA	5.67%	5.67%	5.73%	5.73%
Non-SBA commercial real estate	6.80%-8.70%	7.19%	6.50%-8.98%	6.94%

Non-Recurring Measurements

Assets measured at fair value on a nonrecurring basis consist of certain loans that are collateral-dependent with specific reserves that are recognized in Loans, net on our Condensed Consolidated Balance Sheets, and Other real estate owned.

Collateral-dependent loans were $29.2 million and $15.2 million as of March 31, 2026 and December 31, 2025, respectively. Loans recorded at amortized cost that are in non-accrual status are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For these loans, fair value is measured based on inputs including recent sales of similar collateral, and is a Level 3 measurement. At March 31, 2026, the Company’s basis in the non-accrual loans, or the loan principal of $34.7 million was reduced by specific reserves of $5.5 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.

Other real estate owned (OREO) were $61.0 million and $60.7 million as of March 31, 2026 and December 31, 2025, respectively and are periodically measured for impairment based on any decline in fair value below carrying value. For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs, and is a Level 3 non-recurring measurement. During the three months ended March 31, 2026 and 2025, the Company did not recognize unrealized losses from the impairment of OREO and realized gains (losses) on the disposition of OREO. Unrealized and realized gains or losses on OREO are recognized in Other Non-interest expense in the Condensed Consolidated Statements.

Fair Value of Other Financial Instruments

The following tables provide information regarding carrying amounts and estimated fair values of all the Company’s financial instruments (dollars in thousands) as of the dates indicated:

	March 31, 2026
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,646,541	$1,646,541	$—	$1,646,541	$—
Commercial loans, at fair value	128,260	128,260	—	—	128,260
Loans, net of deferred loan fees and costs	7,753,683	7,722,550	—	—	7,722,550
FRB, FHLB and ACBB stock	37,785	37,785	—	—	37,785
Accrued interest receivable	41,315	41,315	—	41,315	—
Credit enhancement asset	29,769	29,769	—	29,769	—
LIABILITIES:
Deposits
Demand and interest checking	8,281,037	8,281,037	—	8,281,037	—
Savings and money market	148,988	148,988	—	148,988	—
Short-term borrowings	470,000	470,000	—	470,000	—
Senior debt	196,320	204,160	—	204,160	—
Subordinated debentures	13,401	10,854	—	—	10,854
Other long-term borrowings	13,626	13,626	—	13,626	—
Other liabilities:
Accrued interest payable	1,803	1,803	—	1,803	—

	December 31, 2025
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,671,750	$1,671,750	$—	$1,671,750	$—
Commercial loans, at fair value	139,389	139,389	—	—	139,389
Loans, net of deferred loan fees and costs	7,116,676	7,073,348	—	—	7,073,348
FRB, FHLB and ACBB stock	25,205	25,205	—	—	25,205
Accrued interest receivable	43,090	43,090	—	43,090	—
Credit enhancement asset	31,138	31,138	—	31,138	—
LIABILITIES:
Deposits
Demand and interest checking	7,827,037	7,827,037	—	7,827,037	—
Savings and money market	338,459	338,459	—	338,459	—
Short-term borrowings	199,000	199,000	—	199,000	—
Senior debt	196,253	202,503	—	202,503	—
Subordinated debentures	13,401	11,220	—	—	11,220
Other long-term borrowings	13,712	13,712	—	13,712	—
Other liabilities:
Accrued interest payable	6,802	6,802	—	6,802	—

Note 8. Shareholders’ Equity

Share Repurchases

2026 Repurchase Program

On July 7, 2025, the Board authorized a share repurchase program of up to $200.0 million for 2026 (the “2026 Repurchase Plan”).

During the three months ended March 31, 2026, the Company repurchased 843,061 shares of its common stock in the open market under the 2026 Repurchase Program at an average price of $59.31 per share.

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

Stock-Based Compensation

Restricted Stock Units (RSUs)

In the first quarter of 2026, the Company granted 388,821 RSUs, having a vesting period of three years. At issuance, the RSUs had a fair value of $62.05 per unit.

For additional information regarding the Company’s stock-based compensation plans, see Note 13, “Stock-Based Compensation,” in the 2025 Form 10-K.

Note 9. Regulatory Matters

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

As of March 31, 2026, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2026
The Bancorp, Inc.	7.30%	11.21%	12.26%	11.21%
The Bancorp Bank, National Association	9.18%	14.06%	15.10%	14.06%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2025
The Bancorp, Inc.	7.64%	11.08%	12.19%	11.08%
The Bancorp Bank, National Association	9.70%	14.03%	15.13%	14.03%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 10. Commitments and Contingencies

The Delaware FCRA Matter. On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County. The Delaware Department of Justice intervened in the litigation. The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants. The lawsuit alleged that the defendants violated the Delaware False Claims and Reporting Act the (“DFCRA”) by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property. The complaint sought actual and treble damages, statutory penalties, and attorneys’ fees. The Bank filed an answer denying the allegations.. The Bank and other defendants previously filed a motion to dismiss the action, but that motion to dismiss was denied and the parties proceeded to engage in the first phase of discovery. On March 25, 2025, the State of Delaware filed a motion to dismiss or to stay the lawsuit without prejudice, due to a related administrative proceeding commenced by or on behalf of the State of Delaware Office of Unclaimed Property and the Bank responded to that motion by seeking dismissal with prejudice. On February 10, 2026, the court granted the State of Delaware’s motion to dismiss or stay in part, dismissing with prejudice the operative complaint alleging DFCRA violations by Bancorp and InComm and stating in pertinent that “[f]or avoidance of doubt, this means neither the State nor Relator may seek damages for any such claim via this action now that the State has sought dismissal for the purposes of pursuing administrative remedies for any of the alleged violations of Delaware’s Abandoned and Unclaimed Property Law.” Bancorp and InComm will now proceed to separate administrative proceedings in Delaware related to those certain open-loop “Vanilla” prepaid cards.

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

The Putative Class Action Matter. On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements and omissions about the Company’s business, prospects, and operations, with a focus on the Company’s commercial real estate bridge loan (“REBL”) portfolio and related provision for credit losses. On September 29, 2025, the court appointed Southeastern Pennsylvania Transportation Authority (“SEPTA”) as lead plaintiff; the case is now captioned Southeastern Pennsylvania Transportation Authority v. The Bancorp, Inc., et al. On December 22, 2025, SEPTA filed its amended class action complaint, which alleges that between January 26, 2024 and March 25, 2025, the defendants made materially false and/or misleading statements and omissions about certain loans in the Company’s REBL portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to vigorously defend against the allegations in the amended complaint. On February 20, 2026, the Company filed its motion to dismiss the amended complaint and further briefing on that motion remains outstanding. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Ingenium Matter. On February 2, 2026, the Bank was made aware of a complaint filed in the Delaware Superior Court, Complex Commercial Division by Ingenium Capital Group, LLC (“Ingenium”) captioned as Ingenium Capital Group, LLC v. The Bancorp Bank, N.A., C.A. No. N26C-01-487 PAW CCLD. Prior to service of the complaint, on February 19, 2026, Ingenium filed its amended complaint. In the amended complaint, Ingenium alleges that the Bank committed fraud or breached a letter of understanding signed in January 2023 by inducing Ingenium to invest upwards of $10 million in Oxygen, Inc. (the same entity that the Bank is arbitrating against in the Oxygen Matter described above) and then by terminating its contract with Oxygen in February 2024. The amended complaint seeks not less than $10 million in damages, plus costs of litigation, and interest. The Bank intends to vigorously defend against the claims. We are not yet able to estimate any potential liability of the Bank.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 11. Segment Financials

The following tables provide segment information for the periods indicated (dollars in thousands):

	For the three months ended March 31, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Interest income	$1,826	$44,707	$27,844	$32,378	$23,036	$129,791
Interest allocation	56,959	(21,663)	(15,635)	(15,993)	(3,668)	—
Interest expense	31,865	—	1,506	10	7,596	40,977
Net interest income	26,920	23,044	10,703	16,375	11,772	88,814
Provision for credit losses(1)	28,843	847	(160)	(1,897)	(32)	27,601
Non-interest income(1)	68,431	1,167	318	2,586	23	72,525
Direct non-interest expense
Salaries and employee benefits	4,749	1,124	1,040	5,021	25,543	37,477
Data processing expense	381	44	580	1	303	1,309
Software	243	28	624	508	3,966	5,369
Other	2,686	1,235	276	2,040	4,634	10,871
Income before non-interest expense allocations	58,449	20,933	8,661	13,288	(22,619)	78,712
Non-interest expense allocations
Risk, financial crimes, and compliance	7,811	707	940	1,531	(10,989)	—
Information technology and operations	3,803	256	1,213	2,302	(7,574)	—
Other allocated expenses	4,123	895	1,484	2,066	(8,568)	—
Total non-interest expense allocations	15,737	1,858	3,637	5,899	(27,131)	—
Income before taxes	42,712	19,075	5,024	7,389	4,512	78,712
Income tax expense	10,116	4,518	1,190	1,750	1,069	18,643
Net income	$32,596	$14,557	$3,834	$5,639	$3,443	$60,069

(1)Non-interest income of the Fintech segment includes $28.8 million of Fintech loan credit enhancement income related to the estimated recovery from a Fintech partner for losses on fintech loans where the measurement of the expected loan loss and credit enhancement are based on the same estimate. The remainder of Non-interest income for Fintech is $38.1 million total fintech fees.

	For the three months ended March 31, 2025
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

(1)Non-interest income of the Fintech segment includes $45.9 million of Fintech loan credit enhancement income related to the estimated recovery from a Fintech partner for losses on fintech loans where the measurement of the expected loan loss and credit enhancement are based on the same estimate. The remainder of Non-interest income for Fintech is $34.4 million total fintech fees.

	March 31, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$1,717,501	$2,443,341	$1,996,056	$1,748,596	$1,993,270	$9,898,764
Total liabilities	$8,181,278	$1,321	$276,205	$5,587	$737,423	$9,201,814

	December 31, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total

Total assets	$1,177,306	$2,362,489	$1,981,479	$1,762,882	$2,068,269	$9,352,425
Total liabilities	$7,377,441	$1,817	$269,743	$5,591	$1,008,037	$8,662,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Form 10-K for the fiscal year ended 2025 (the “2025 Form 10-K”) and the interim Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q.

MD&A is organized in the following sections:

•Overview

•Executive Summary

•Results of Operations

•Financial Condition

•Liquidity and Capital Resources

•Asset and Liability Management

Important Note Regarding Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, statements regarding The Bancorp’s business, that are not historical facts, are “forward-looking statements.” These statements may be identified by the use of forward-looking terminology, including, but not limited to the words “intend,” “may,” “believe,” “will,” “expect,” “look,” “anticipate,” “plan,” “estimate,” “continue,” or similar words. Forward-looking statements include but are not limited to, statements regarding our annual fiscal 2026 results, increased growth, profitability, and volumes, and our ability to reallocate or reduce resources, and relate to our current assumptions, projections, and expectations about our business and future events, including current expectations about important economic, political, and technological factors, among other factors, and are subject to risks and uncertainties, which could cause the actual results, events, or achievements to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that could cause results to differ from those expressed in the forward-looking statements also include, but are not limited to, the risks and uncertainties referenced or described in The Bancorp’s filings with the Securities and Exchange Commission, including the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other documents that we file from time to time with the Securities and Exchange Commission as well as the following:

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

•natural disasters, pandemics, other public health crises, acts of terrorism, geopolitical conflict, including trade disputes and tariffs, sanctions, war or armed conflict, such as the conflicts between Russia and Ukraine and the ongoing military operations involving the U.S., Israel and Iran, and the possible expansion of such conflicts in surrounding areas, or other catastrophic events could disrupt the systems of us or third-party service providers and negatively impact general economic conditions;

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

Overview

We are a Delaware financial holding company, and our primary, wholly-owned subsidiary is The Bancorp Bank, National Association. The Bank is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a FDIC insured institution. Most of our revenue and income is currently generated through the Bank. An overview of our operations follows, including discussion of Fintech Solutions and Credit Solutions.

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

Sponsored lending, or Fintech loans, consist of secured credit cards and unsecured short-term extensions of credit that are originated by the Bank, with the marketing and servicing assistance of our partners. The revenue generated through fintech loan agreements is primarily fee revenue and not interest income.

Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. As of March 31, 2026, 93% of our total deposits were sourced from the Fintech Solutions business, primarily from program sponsorship.

Credit Solutions is our lending business and is focused on offering flexible, specialty credit solutions, and we develop customized products and programs to meet the needs of our clients. Our loan programs include: (i) Real estate bridge lending (REBL), which is comprised primarily of apartment building rehabilitation loans; (ii) Institutional Banking, which is comprised of security-backed lines of credit (SBLOC), cash value insurance policy-backed lines of credit (IBLOC) and advisor financing; and (iii) Commercial Loans which includes Small Business Loans (“SBL”) which is comprised primarily of Small Business Administration (“SBA”) loans and direct lease financing. Our total loan portfolio also includes the Fintech loans generated by the Fintech Solutions business. The loans in our non-fintech portfolio are secured by collateral, and the fintech loans are backed by credit enhancement agreements from our partners.

Executive Summary

We remain focused on growing our fintech revenues through new partnerships, products and services. Fintech loans of $1.65 billion as of March 31, 2026 increased 50% compared to the $1.10 billion balance at December 31, 2025 and increased 187% compared to the March 31, 2025 balance of $574.0 million. Certain loan fees on fintech loans are recorded as non-interest income and totaled $5.6 million for the quarter ended March 31, 2026 compared to $3.6 million for the quarter ended March 31, 2025.

We continue to invest in our infrastructure, with a focus on investing in artificial intelligence tools to gain efficiency and productivity of our people and platform, and reallocating or reducing resources where appropriate. We believe that our infrastructure can accommodate significant additional growth without proportionate increases in expense.

We remain focused on returning capital through share repurchases and repurchased 843,061 shares of our common stock at an average cost of $59.31 per share during the quarter ended March 31, 2026. Primarily driven by share repurchases, outstanding shares, net of treasury shares at March 31, 2026 decreased 1% to 41.859 million from 42.355 million shares at December 31, 2025.

Financial Highlights

Financial highlights include:

	For the three months ended March 31,
	2026	2025
	(Dollars in millions, except per share data)
Results of Operations
Net income	$60.1	$57.2
Net income per share - basic	$1.43	$1.21
Net income per share - diluted	$1.41	$1.19

Key Performance Indicators
Return on assets	2.57%	2.49%
Return on equity	35.13%	28.64%
Equity to assets (as of period end)	7.04%	8.84%
Net interest margin	3.87%	4.07%
Average deposits	$8,317	$8,311
Average loans and leases	$7,255	$6,386
Non-interest income: fintech fees	$38.1	$34.4
Prepaid and debit card gross dollar volume (GDV)(1)	$52,513	$44,650

(1)Gross dollar volume represents the total dollar amount spent on prepaid, debit and credit cards issued by The Bancorp Bank, N.A.

Our net income increased to $60.1 million in the first quarter of 2026 from $57.2 million in the first quarter of 2025, an increase of $2.9 million, or 5.1%.

Earnings per diluted share increased to $1.41 in the first quarter of 2026 from $1.19 in the first quarter of 2025, an increase of 18%, driven both by the increase in net income and a 5.4 million decrease in weighted average diluted shares, primarily driven by our share repurchase activity during the year.

Key components of our change in net income between periods include:

•Net interest income decreased $2.9 million, consisting of a $10.0 million decrease in interest income partially offset by a $7.0 million decrease in interest expense. The most significant driver of the net change is average deposits on balance sheet from customers was significantly higher in the first quarter of 2025, driven by one-time volumes from wildfire insurance refunds and higher fintech on-balance sheet volumes.

•Non-interest income decreased $11.1 million, to $72.5 million in the first quarter of 2026 from $83.6 million in the first quarter of 2025. That decrease includes a $17.0 million decrease in Fintech loan credit enhancement income driven by improved performance of fintech loans, partially offset by a $3.6 million increase in total fintech fees primarily driven by volume growth, and a $2.7 million increase in other non-interest income driven by higher other fee income on loans and deposit sweep income.

•Provision for credit losses, total decreased $19.3 million, to $27.6 million in the first quarter of 2026, from $46.9 million in the first quarter of 2025. That decrease includes $17.0 million decrease in provision for fintech loans, which directly relates to the credit enhancement income decrease outlined above. The remaining decrease in total provision between periods was $2.3 million, primarily driven by a recovery booked in the first quarter of 2026 as a result of improved credit in our direct lease financing portfolio.

•See further discussion of fintech loans and the related credit enhancement in “Financial Condition—Total Loan Portfolio—Fintech Programs” in this MD&A.

•Non-interest expense increased $1.7 million, to $55.0 million in the first quarter of 2026, from $53.3 million in the first quarter of 2025. That increase is primarily driven by a $3.8 million increase in salary and employee benefits from organizational changes and higher incentive accruals, partially offset by $2.0 million reimbursement from insurance related to a legal settlement that was previously expensed in the fourth quarter of 2025.

Detailed discussion of our financial results and the drivers of these fluctuations follows in “Results of Operations.”

Our strategic focus on growing our fintech business fee-based income and fintech loan portfolio had an impact on our KPIs as follows:

Average loans and leases grew to $7.25 billion in the first quarter of 2026 from $6.39 billion in the first quarter of 2025, an increase of $868.5 million or 13.6%, primarily driven by a $648.3 million increase in our average fintech portfolio, reflecting our continued strategic shift towards sponsored lending.

Non-interest income—consumer credit fintech fees increased to $5.6 million in the first quarter of 2026, up 55.4% from $3.6 million in the first quarter of 2025 which reflected continued organic volume growth with existing partners and products and the impact of new products launched within the past year. Prepaid and debit card gross dollar volume (“GDV”) increased to $52.51 billion, up 17.6% from $44.65 billion in the first quarter of 2025, which directly contributed to a $1.0 million, or 3.7%, increase in Prepaid, debit card and related fees within Non-interest income—fintech fees. GDV growth may not have a direct impact on the related fee income due to the different product fee structures within the total mix.

Net interest margin decreased to 3.87% in the first quarter of 2026 from 4.07% in the first quarter of 2025, driven by the shift in our loan portfolio to a greater percentage of fintech loans, for which we primarily earn fee income and not interest income, combined with the impact of Federal Reserve rate decreases from the third quarter of 2025. See further discussion of the growth in Fintech lending contributing to margin compression under “Results of Operations—Net Interest Income—Growth of Fintech Lending” in the following section.

Our efforts to return capital to shareholders through share repurchases had an impact on our ratio of equity to assets. At March 31, 2026, the ratio of equity to assets was 7.04%, compared to 7.38% at December 31, 2025, primarily driven by reductions in equity from share repurchases partially offset by an increase in equity capital from retained earnings.

Results of Operations - Q1 2026 to Q1 2025

Net Interest Income

Our net interest income for the first quarter of 2026 decreased $2.9 million, or 3.2%, to $88.8 million from $91.7 million in the first quarter of 2025.

Growth of Fintech Lending. Our strategy is to continue to drive growth in our Fintech lending business, as seen in the mix shift of our loan portfolio to 15.4% of average loans in the first quarter 2026, compared to 7.3% at the end of the first quarter of 2025. A significant portion of these loans are zero percent interest and, as such, do not recognize interest income, however we do generate fee revenue from these loans, through our partnership agreements. This mix shift to non-interest earning loans results in a reduction of the calculated average rate earned by total loans, average rate earned by our net interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $5.6 million and $3.6 million for the first quarters of 2026 and 2025, respectively.

We expect to continue to increase the proportion of Fintech loans in our portfolio in 2026 and beyond, and therefore we expect to see continued compression in our average rate earned on loans, and net interest margin, as the mix of fintech loans continues to grow. However, we also expect growth in our fintech fees within non-interest income driven by the increase in that portfolio.

Interest Income

Interest income for the first quarter of 2026 was $129.8 million, a decrease of $10.0 million from $139.8 million in the first quarter of 2025, primarily driven by $10.5 million lower income on interest-earning deposits. In the first quarter of 2025, average deposits on balance sheet from customers of $1.14 billion was significantly higher than $250.0 million in first quarter of 2026, driven by one-time volumes from wildfire insurance refunds and higher fintech on-balance sheet volumes. This higher interest income on interest earning cash deposits directly correlates to higher interest expense paid on deposits, discussed further below.

Interest income from loans was $107.5 million in the first quarter of 2026, $1.4 million lower than $108.9 million in the first quarter of 2025, driven by $3.0 million lower interest earned on non-fintech loans partially offset by $1.6 million higher interest earned on fintech loans. For non-fintech loans, lower interest earned was primarily driven by lower rates, as the average rate decreased to 6.89% for first quarter of 2026, compared to 7.34% for first quarter of 2025, while average balance was 3.7% higher. The loan portfolio is reflecting the impact of Federal Reserve rate decreases which continued in the third quarter of 2025. For fintech loans, higher interest income of $1.6 million was driven by higher volumes of fintech loans. See “Growth of Fintech Lending” discussion above for further information.

Interest Expense

Interest expense for the first quarter of 2026 decreased $7.1 million to $41.0 million from $48.1 million in the first quarter of 2025, driven by $11.1 million lower interest expense on deposits, partially offset by $1.4 million higher interest on short-term borrowings and $2.6 million higher interest expense on senior debt. Interest expense on deposits was $11.1 million higher in 2025 due to the higher on-balance sheet deposits related to wildfire insurance refunds and higher fintech balances, and directly correlates to higher income on interest earning cash deposits as discussed above under interest income. Interest expense on short-term deposits was $1.4 million higher in 2026, as that funding source was utilized to fund higher average loans on balance sheet in the first quarter of 2026 and that funding source was not utilized at all in first quarter 2025. Interest expense on senior debt was $2.6 million higher, due to higher outstanding principal and higher rate on senior debt. In August 2025, $200 million of 7.375% Senior Notes due 2030 were issued, the proceeds of which were used in part to repay at maturity the $100 million of outstanding 4.75% Senior notes due 2025.

Average Daily Balances

The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,						Three months ended March 31,
	2026			2025			2026 vs 2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Due to Volume	Due to Rate	Total
	(Dollars in thousands)
Assets:
Interest-earning assets:
Non-fintech loans	$6,132,928	$105,598	6.89%	$5,913,806	$108,562	7.34%	$4,023	$(6,987)	$(2,964)
Fintech loans	1,115,138	1,826	0.66%	466,809	240	0.21%	333	1,253	1,586
Loans, net of deferred loan fees and costs(1)	7,248,066	107,424	5.93%	6,380,615	108,802	6.82%	4,356	(5,734)	(1,378)
Leases-bank qualified(2)	6,922	152	8.78%	5,853	139	9.50%	25	(12)	13
Investment securities-taxable	1,662,417	19,920	4.79%	1,489,329	18,127	4.87%	2,107	(314)	1,793
Investment securities-nontaxable(2)	10,426	165	6.33%	6,256	105	6.71%	70	(10)	60
Interest-earning deposits	250,018	2,196	3.51%	1,136,402	12,680	4.46%	(9,890)	(594)	(10,484)
Net interest-earning assets	9,177,849	129,857	5.66%	9,018,455	139,853	6.20%	(3,332)	(6,664)	(9,996)

Allowance for credit losses	(55,633)			(44,915)
Other assets	361,873			345,791
	$9,484,089			$9,319,331

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$8,088,696	$33,210	1.64%	$8,174,676	$45,045	2.20%	$(474)	$(11,361)	$(11,835)
Savings and money market	227,961	2,079	3.65%	136,688	1,330	3.89%	888	(139)	749
Total deposits	8,316,657	35,289	1.70%	8,311,364	46,375	2.23%	414	(11,500)	(11,086)

Short-term borrowings	145,884	1,381	3.79%	—	—	—	1,381	—	1,381
Long-term borrowings	13,687	197	5.76%	14,050	195	5.55%	(5)	7	2
Subordinated debt	13,401	235	7.01%	13,401	255	7.61%	—	(20)	(20)
Senior debt	196,203	3,875	7.90%	96,244	1,234	5.13%	1,282	1,359	2,641
Total deposits and liabilities	8,685,832	40,977	1.89%	8,435,059	48,059	2.28%	3,072	(10,154)	(7,082)

Other liabilities	104,884			74,537
Total liabilities	8,790,716			8,509,596

Shareholders' equity	693,373			809,735
	$9,484,089			$9,319,331

Net interest income on tax equivalent basis(2)		$88,880			$91,794		$(6,404)	$3,490	$(2,914)

Tax equivalent adjustment		66			51

Net interest income		$88,814			$91,743

Net interest margin(2)			3.87%			4.07%

(1) Includes commercial loans, at fair value. All periods include non-accrual loans.
(2) Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2026 and 2025.

For the first quarter of 2026 compared to first quarter of 2025, average interest-earning assets increased $159.4 million, reflecting an $867.5 million increase in average loans and a $177.3 million increase in average investment securities, partially offset by a decrease in average interest-earning deposits of $886.4 million. For those respective periods, average deposits and liabilities increased $250.8 million, primarily driven by a $145.9 million increase in short-term borrowings and a $100.0 million increase in senior debt.

Net Interest Margin

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the first quarter of 2026 was 3.87% compared to 4.07% for the first quarter of 2025, a decrease of 20 basis points. The average yield on interest-earning assets decreased 54 basis points, due to the shift of our portfolio mix to more fintech loans where we primarily earn fee income as discussed further under “Growth of Fintech Lending” above, plus lower market short-term interest rates. In addition, the cost of deposits and interest-bearing liabilities decreased 39 basis points, or a net change of 15 basis points, driven primarily by a 53 basis point decrease in average rate on deposits primarily due to a lower rate environment in the first quarter of 2026.

Provision for Credit Losses

Our provision for credit losses was $27.6 million for the first quarter of 2026, a decrease of $19.3 million compared to a provision of $46.9 million for the first quarter of 2025. The decrease is primarily attributable to $17.0 million lower provision for fintech loans driven by improved performance of that loan portfolio. The lower fintech loan provision correlates to a lower amount of related non-interest income from a credit enhancement contractually provided by a third party. Accordingly, there have been no related net impact from these amounts. See further discussion of this program in “Financial Condition—Allowance for Credit Loss—Fintech Programs” in MD&A.

In addition, the provision for credit losses on non-fintech loans was a reversal of $1.3 million in the first quarter of 2026 compared to provision expense of $0.9 million in the first quarter of 2025. The provision reversal in the first quarter of 2026 is primarily driven by improvements in credit quality of the direct lease financing portfolio.

For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Non-Interest Income

Non-interest income was $72.5 million in the first quarter of 2026, a decrease of $11.1 million compared to $83.6 million in the first quarter of 2025. The decrease between those respective periods is primarily driven by a $17.0 million decrease in fintech loan credit enhancement income, which was partially offset by $3.6 million in higher total fintech fees and $2.7 million of higher other non-interest income.

Fintech loan credit enhancement income decreased $17.0 million driven by improved performance of fintech loans, which correlates to a like amount for provision for credit losses on fintech loans. See further discussion above under “Provision for Credit Losses”.

Total fintech fees increased $3.6 million, which includes a $1.0 million increase in prepaid, debit card and related fees, or 3.7%, to $26.7 million for the first quarter of 2026, compared to $25.7 million in the first quarter of 2025, driven by higher transaction volume from new clients and organic growth from existing clients. In addition, ACH, card and other payment processing fees increased $0.7 million, or 12.9%, to $5.8 million for the first quarter of 2026, compared to $5.1 million in the first quarter of 2025, reflecting an increase in rapid funds transfer volume. Consumer credit fintech fees increased $2.0 million to $5.6 million for the first quarter of 2026, compared to $3.6 million in the first quarter of 2025, reflecting increased loan volume.

Other non-interest income increased $2.7 million for the first quarter of 2026, compared to the first quarter of 2025, primarily driven by $1.1 million higher other fee income from loans and $0.9 million of fees earned on deposit sweeps.

Non-Interest Expense

The following table presents the principal categories of non-interest expense for the periods indicated:

	For the three months ended March 31,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$37,477	$33,669	$3,808
Depreciation	1,245	1,104	141
Rent and related occupancy cost	1,691	1,568	123
Data processing expense	1,309	1,205	104
Audit expense	641	654	(13)
Legal expense	1,590	1,957	(367)
Legal settlement (reimbursement)	(2,000)	—	(2,000)
FDIC insurance	1,251	1,053	198
Software	5,369	5,013	356
Insurance	1,182	1,257	(75)
Telecom and IT network communications	284	333	(49)
Consulting	210	456	(246)
Other	4,777	5,025	(248)
Total non-interest expense	$55,026	$53,294	$1,732

Total non-interest expense was $55.0 million for the first quarter of 2026, an increase of $1.7 million, or 3.2%, compared to $53.3 million for the first quarter of 2025. The increase reflects $3.8 million higher salaries and benefits expense primarily driven by higher costs from incentive compensation accruals and costs related to organization changes, partially offset by a $2.0 million reimbursement from insurance in the first quarter of 2026 related to a legal settlement that was previously expensed in fourth quarter of 2025.

Income Taxes

Income tax expense was $18.6 million for the first quarter of 2026 compared to $18.1 million in the first quarter of 2025. A 23.7% effective tax rate and a 24.0% effective tax rate in the first quarters of 2026 and 2025, respectively, based on a 21% federal tax rate and the impact of various state income taxes. The tax rate in the first quarter of the year is typically lower than our full-year effective rate, which was 24.7% for full year 2025, due to the tax impact of stock-based compensation activity from the first quarter of each year.

Financial Condition

Total Assets

Total assets at March 31, 2026 were $9.90 billion, a $546.3 million increase from $9.35 billion at December 31, 2025. The change in total assets was primarily driven by a $637.0 million increase in our total loan portfolio.

We are managing our balance sheet to remain under $10 billion in assets in order to maintain our exemption from regulated limits on interchange fees, among other benefits, under the Durbin Amendment and the Federal Reserve’s implementing regulations. Our strategy in managing our balance sheet includes balancing our investments in our loan portfolio and investment securities to strategically direct the growth of our business, and sweeping deposits off-balance sheet to other financial institutions, as discussed further in “Financial Condition—Deposits” in MD&A.

Investment Securities

The following table presents a summary of our available-for-sale investment securities, by major category:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
U.S. Government agency securities	$23,001	$25,109
Asset-backed securities	228,905	234,101
Tax-exempt obligations of states and political subdivisions	14,552	9,636
Taxable obligations of states and political subdivisions	17,806	18,927
Residential mortgage-backed securities	450,017	464,323
Collateralized mortgage obligation securities	54,581	57,580
Commercial mortgage-backed securities	857,679	862,074
Total Investment securities available for sale, at fair value	$1,646,541	$1,671,750

The following table shows the contractual maturity distribution and the weighted average yield of our investment securities as of March 31, 2026 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

(Dollars in thousands)	Zero to one year		After one to five years		After five to ten years		Over ten years
	Balance	Average yield	Balance	Average yield	Balance	Average yield	Balance	Average yield	Total balance
U.S. Government agency securities	$—	—	$3,524	2.84%	$12,878	4.76%	$6,599	3.33%	$23,001
Asset-backed securities	1,662	5.42%	6,420	5.43%	50,917	5.48%	169,906	5.30%	228,905
Tax-exempt obligations of states and political subdivisions(1)	1,155	2.30%	—	—	1,977	3.87%	11,420	4.53%	14,552
Taxable obligations of states and political subdivisions	9,547	3.16%	6,125	4.28%	—	—	2,134	6.00%	17,806
Residential mortgage-backed securities	12	2.56%	—	—	2,113	5.07%	447,892	4.89%	450,017
Collateralized mortgage obligation securities	32	2.15%	—	—	5	2.95%	54,544	4.14%	54,581
Commercial mortgage-backed securities	9,549	2.48%	265,265	4.37%	437,487	4.70%	145,378	4.10%	857,679
Total	$21,957		$281,334		$505,377		$837,873		$1,646,541
Weighted average yield		2.99%		4.37%		4.78%		4.77%

(1)If adjusted to their taxable equivalents, yields would approximate 2.91%, 4.90%, and 5.73% for zero to one year, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Total Loan Portfolio

The following table summarizes our loan portfolio, by loan category (dollars in thousands):

	March 31,	December 31,
	2026	2025
Loans recorded at amortized cost:
SBL non-real estate	$242,445	$235,282
SBL commercial mortgage	736,470	749,234
SBL construction	19,945	22,382
SBLs	998,860	1,006,898
Direct lease financing	678,740	685,422
SBLOC / IBLOC	1,708,709	1,669,985
Advisor financing	270,811	294,236
Real estate bridge lending	2,279,454	2,188,952
Fintech	1,646,600	1,097,998
Other loans(1)	155,825	157,416
	7,738,999	7,100,907
Unamortized loan fees and costs	14,684	15,769
Total loans, net of deferred loan fees and costs	$7,753,683	$7,116,676

Commercial loans, at fair value:
SBLs, at fair value	$64,530	$68,374
Real estate bridge lending, at fair value	63,730	71,015
Total commercial loans, at fair value	$128,260	$139,389

Total loan portfolio	$7,881,943	$7,256,065

(1)As of both March 31, 2026 and December 31, 2025, Other loans includes $110.7 million related to warehouse financing related to loan sales to third-party purchasers of real estate bridge loans.

The majority of our loan portfolio is loans recorded at amortized cost, which are recognized net of an allowance for credit loss. Loans, net of deferred loan fees and costs increased to $7.75 billion at March 31, 2026 from $7.12 billion at December 31, 2025. This $637.0 million increase is primarily driven by growth in fintech loans of $548.6 million, and a $90.5 million increase in REBL loans.

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held for investment on the balance sheet. These loans continue to be recognized at fair value, and this portfolio declined $11.1 million from December 31, 2025, as this portfolio continues to runoff. All originations are now being recognized at amortized cost.

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

Fintech loans include secured credit card accounts of $1.22 billion and $729.1 million as of March 31, 2026 and December 31, 2025, respectively, which are backed dollar-for-dollar by cash collateral by each individual cardholder that are recognized as deposits on our Condensed Consolidated Balance Sheets, and these loans are required to be repaid in-full monthly. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturities from 30 to 365 days. All fintech loans are covered by credit enhancement agreements, as discussed further below under “Fintech Programs.”

 The following table summarizes the concentration by state of our real estate bridge loans as of March 31, 2026 (dollars in thousands):

	Balance	Origination date LTV
Texas	$608,511	72%
Georgia	354,533	72%
Florida	278,624	67%
Missouri	111,104	75%
New Jersey	96,748	72%
Ohio	96,673	70%
Indiana	91,306	68%
Other States each <$90 million	641,955	68%
Total	$2,279,454	70%

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

	March 31, 2026
	Within	One to five	After five but
	one year	years	within 15 years	After 15 years	Total
	(Dollars in thousands)
Loans, net of deferred loan fees and costs
SBL non-real estate	$80	$13,519	$228,846	$—	$242,445
SBL commercial mortgage	14,378	39,186	247,100	435,806	736,470
SBL construction	6,380	—	3,616	9,949	19,945
Direct lease financing	121,390	538,535	18,815	—	678,740
SBLOC / IBLOC	1,708,709	—	—	—	1,708,709
Advisor financing	125	131,999	138,687	—	270,811
Real estate bridge lending	979,464	1,299,990	—	—	2,279,454
Fintech	1,646,600	—	—	—	1,646,600
Other loans	71,172	63,387	11,394	9,872	155,825
Commercial loans, at fair value	14,100	65,672	11,942	36,546	128,260
Total	$4,562,398	$2,152,288	$660,400	$492,173	$7,867,259

Unamortized loan fees and costs					14,684
Total loan portfolio					$7,881,943

Loan maturities after one year with:
Fixed rate
SBL non-real estate		$1,294	$—	$—	$1,294
SBL commercial mortgage		7,539	2,481	—	10,020
Direct lease financing		516,300	15,790	—	532,090
Advisor financing		131,608	137,783	—	269,391
Real estate bridge lending		1,052,246	—	—	1,052,246
Other loans		29,136	4,842	6,497	40,475
Commercial loans, at fair value		42,360	—	—	42,360
Total loans at fixed rates		$1,780,483	$160,896	$6,497	$1,947,876

Variable rate
SBL non-real estate		$12,225	$228,846	$-	$241,071
SBL commercial mortgage		31,647	244,619	435,806	712,072
SBL construction		—	3,616	9,949	13,565
Direct lease financing		22,235	3,025	—	25,260
Advisor financing		391	904	—	1,295
Real estate bridge lending		247,744	—	—	247,744
Other loans		34,251	6,552	3,375	44,178
Commercial loans, at fair value		23,312	11,942	36,546	71,800
Total at variable rates		$371,805	$499,504	$485,676	$1,356,985

Total maturities after one year		$2,152,288	$660,400	$492,173	$3,304,861

Portfolio Performance

Loans are considered to be non-performing if they are on a non-accrual basis, or are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection.

The following table summarizes our non-performing assets, with discussion of significant changes between periods to follow (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Non-accrual loans
SBL non-real estate	$9,726	$8,639
SBL commercial mortgage	26,358	21,977
SBL construction	2,660	2,660
Direct lease financing	10,743	12,066
IBLOC	446	446
Real estate bridge lending	22,454	9,755
Other loans	406	142
Total non-accrual loans	72,793	55,685

Loans past due 90 days or more and still accruing	2,174	18,199
Total non-performing loans	74,967	73,884
Other real estate owned (OREO)	60,998	60,695
Total non-performing assets	$135,965	$134,579

Non-accrual loans increased $17.1 million, primarily driven by a $12.7 million increase in REBL loans and $4.4 million increase in SBL commercial mortgage.

Loans past due 90 days or more still accruing interest amounted to $2.2 million at March 31, 2026 and $18.2 million at December 31, 2025. The $16.0 million decrease is primarily driven by a $14.5 million REBL loan that left 90 days or more past due status after we entered into a loan agreement with a new borrower with greater financial capacity.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At March 31, 2026, there were $163.1 million of loans classified as special mention and substandard in total, a decrease of $31.4 million, or 16%, from $194.5 million at December 31, 2025. The decrease is primarily driven by a $24.4 million decrease in criticized Real estate bridge loans, and a $6.3 million decrease in criticized small business commercial mortgage loans.

See “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on loan modification and classified loans.

Asset Quality Ratios

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of
	March 31,	December 31,
	2026	2025
ACL to loans
Total	0.81%	0.93%
Fintech	1.81%	2.84%
Non-fintech	0.54%	0.58%

Non-performing loan ratios:
ACL to non-performing loans - Total	84.1%	89.6%
Fintech	n/m	n/m
Non-fintech	45.4%	48.8%

Non-performing loans to total loans - Total(1)	0.97%	1.04%
Fintech	0.11%	0.18%
Non-fintech	1.20%	1.19%

Non-performing assets to total assets(1)	1.37%	1.44%

(1) Includes loans 90 days past due still accruing interest.

	For the three months ended
	March 31,	March 31,
	2026	2025
Net charge-offs to average loans
Total	0.42%	0.61%
Fintech	2.71%	8.26%
Non-fintech	0.01%	0.01%

Allowance for Credit Losses (“ACL”) to total loans decreased slightly to 0.81% at March 31, 2026 compared to 0.93% at December 31, 2025. The fintech ACL to Loans ratio decreased to 1.81% as of March 31, 2026 from 2.84% at December 31, 2025, driven by both an increase in the mix of secured credit card loans that have insignificant expected losses, and improved performance of unsecured fintech loans.

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

ACL to non-performing loans—Total decreased to 84.1% at March 31, 2026 from 89.6% at December 31, 2025, and for non-fintech, the ratios are 45.4% and 48.8% for the respective periods. Non-performing loans are subject to specific review when preparing our allowance for credit losses estimate. We assess the collectability of the receivables, the nature of the non-performance status, the loan to collateral value, and other factors, when determining whether a specific reserve is required. The ACL as of March 31, 2026 did not increase proportional to the increase in this population based on our assessment of the collectability of that population.

Non-performing loans to total loans declined to 0.97% at March 31, 2026, from 1.04% at December 31, 2025, as the 9% increase in total loan population was greater than the 1% increase in non-performing loans.

Non-performing assets to total assets ratio declined to 1.37% at March 31, 2026 from 1.44% at December 31, 2025, as total assets increased 6% while non-performing assets increased 1%.

See further discussion of the non-performing loan population directly above under “Portfolio Performance.”

Net charge-offs to average loans was 0.42% for the three months ended March 31, 2026 compared to 0.61% for the three months ended March 31, 2025.

Fintech net charge-offs to average loans of 2.71% for the three months ended March 31, 2026 was an improvement from 8.26% for the three months ended March 31, 2025, driven both by improved performance of unsecured loans and an increase in the mix of fintech loans to secured credit card accounts which have insignificant losses upon default. Any net charge-offs on fintech loans are covered by credit enhancement agreements, through which a partner of the Fintech business covers incurred losses on such fintech loans. The measurement of the ACL for fintech loans and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our income statement. See “Total Loan Portfolio—Fintech Programs” for further discussion of the credit enhancement.

Excluding fintech loans, net charge-offs to average loans was 0.01% for both the three months ended March 31, 2026 and 2025.

Non-Accrual and 90+ Days Past Due Loans

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more still accruing interest, by year of origination, at March 31, 2026 and December 31, 2025:

As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	—	405	4,332	3,275	1,714	—	9,726
Total SBL non-real estate	—	—	405	4,332	3,275	1,714	—	9,726

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	700	9,377	7,596	8,685	—	26,358
Total SBL commercial mortgage	—	—	700	9,377	7,596	8,685	—	26,358

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	2,660	—	2,660
Total SBL construction	—	—	—	—	—	2,660	—	2,660

Direct lease financing
90+ Days past due	—	91	52	94	131	43	—	411
Non-accrual	—	—	1,606	5,560	2,923	654	—	10,743
Total direct lease financing	—	91	1,658	5,654	3,054	697	—	11,154

IBLOC
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	446	446

Real estate bridge lending
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	12,700	9,754	—	22,454
Total real estate bridge lending	—	—	—	—	12,700	9,754	—	22,454

Fintech
90+ Days past due	—	1,762	—	—	—	—	—	1,762
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	—	1,762	—	—	—	—	—	1,762

Other loans
90+ Days past due	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	406	—	406
Total other loans	—	—	—	—	—	407	—	407

Total 90+ Days past due	$—	$1,853	$52	$94	$131	$44	$—	$2,174

Total Non-accrual	$—	$—	$2,711	$19,269	$26,494	$23,873	$446	$72,793

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving loans at amortized cost	Total
SBL non-real estate
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	405	3,109	2,705	1,360	1,060	—	8,639
Total SBL non-real estate	—	405	3,109	2,705	1,360	1,060	—	8,639

SBL commercial mortgage
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	706	5,318	7,596	6,049	2,308	—	21,977
Total SBL commercial mortgage	—	706	5,318	7,596	6,049	2,308	—	21,977

SBL construction
90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	1,950	710	—	2,660
Total SBL construction	—	—	—	—	1,950	710	—	2,660

Direct lease financing
90+ Days past due	120	—	92	98	—	1,147	—	1,457
Non-accrual	—	1,696	6,302	3,254	787	27	—	12,066
Total direct lease financing	120	1,696	6,394	3,352	787	1,174	—	13,523

IBLOC
90+ Days past due	—	—	—	—	—	—	251	251
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	697	697

Real estate bridge lending
90+ Days past due	—	—	—	—	14,459	—	—	14,459
Non-accrual	—	—	—	—	9,755	—	—	9,755
Total real estate bridge lending	—	—	—	—	24,214	—	—	24,214

Fintech
90+ Days past due	2,030	—	—	—	—	—	—	2,030
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	2,030	—	—	—	—	—	—	2,030

Other loans
90+ Days past due	—	—	—	—	—	2	—	2
Non-accrual	—	—	—	—	—	142	—	142
Total other loans	—	—	—	—	—	144	—	144

Total 90+ Days past due	$2,150	$—	$92	$98	$14,459	$1,149	$251	$18,199

Total Non-accrual	$—	$2,807	$14,729	$13,555	$19,901	$4,247	$446	$55,685

Allowance for Credit Losses

We review the adequacy of our ACL on at least a quarterly basis to determine a provision for credit losses to maintain our ACL at a level we believe is appropriate to recognize current expected credit losses. A summary of loans recorded at amortized cost and the allowance follows (dollars in thousands):

	March 31, 2026			December 31, 2025
		Loans, net of			Loans, net of
	Allowance for	deferred loan	% of	Allowance for	deferred loan	% of
	credit loss	fees and costs	total loans	credit loss	fees and costs	total loans
SBL non-real estate	$6,592	$242,445	3.13%	$6,337	$235,282	3.31%
SBL commercial mortgage	3,011	736,470	9.50%	3,118	749,234	10.53%
SBL construction	211	19,945	0.26%	235	22,382	0.31%
Total SBLs	$9,814	998,860	12.89%	$9,690	$1,006,898	14.15%
Direct lease financing	13,142	678,740	8.75%	15,674	685,422	9.63%
SBLOC / IBLOC	1,061	1,708,709	22.04%	1,041	1,669,985	23.47%
Advisor financing	2,031	270,811	3.49%	2,207	294,236	4.13%
Real estate bridge lending	6,730	2,279,454	29.40%	5,949	2,188,952	30.76%
Fintech	29,769	1,646,600	21.24%	31,138	1,097,998	15.43%
Other loans	470	155,825	2.19%	501	157,416	2.43%
Subtotal	$63,017	$7,738,999	100.00%	$66,200	$7,100,907	100.00%

Deferred costs	—	14,684		—	15,769
Total	$63,017	$7,753,683		$66,200	$7,116,676

The ACL decreased $3.2 million from December 31, 2025, primarily driven by a $2.5 million decrease in reserves on direct lease financing, and a $1.4 million decrease in reserves on fintech loans, in each case driven by improved credit performance on the underlying loan portfolio segments.

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

As of March 31, 2026, and December 31, 2025, all fintech loans, both secured and unsecured, are covered by credit enhancement agreements. The third-party agreements governing the fintech loans include provisions for credit enhancements, through which the third party guarantees losses on such fintech loans (either in whole or in part). When a fintech loan meets a defined delinquency level, we recognize a charge-off of the receivable, and the incurred losses are covered by the third party. Any subsequent recoveries from the charged-off loan are credited to the third party.

The third-party relationship agreements governing fintech loans include requirements for pledging cash reserve accounts at the Bank as collateral for loss exposure, through which we can collect when losses occur. The reserve accounts are then replenished by the counterparties based on contractually required thresholds. In addition to the reserve accounts, the agreements also provide for the right to offset any cashflows we owe to the third parties (such as for monthly revenues) against any net realized loan losses. While we continually monitor the risk of these counterparties, establish the reserve thresholds at levels we consider appropriate to cover loss exposure on these short-term loan receivables, and we have additional protection from our rights to net realized loan losses against cashflows owed to the third party, if the third party defaults under their agreement and/or is unable to fulfill their contractual obligations to replenish the reserve account and cover losses, we may be exposed to loan losses in excess of our net reserve position.

The loan receivable agreement with the borrower and the third-party credit enhancement agreements are required to be accounted for separately as freestanding contracts in accordance with U.S. GAAP. As such, we recognize the separate units of account as follows:

Fintech loans receivable from the borrower are recognized on the Balance sheet, along with an estimate of credit loss for fintech loans through the allowance. Provision for credit losses on fintech loans is recognized on the Statement of Operations.

A credit enhancement asset is recognized on the Balance Sheet for the estimated recovery under the third-party credit enhancement agreement, and the Company recognizes non-interest income—fintech loan credit enhancement on the Statement of Operations. In addition, deposit liability on our Balance Sheets includes amounts for reserve account collateral held to fund losses under the credit enhancement agreements.

The measurement of the estimated credit losses and the expected recovery from the credit enhancement are based on the same estimate and correlate to like amounts in our financial statements. We recognized credit enhancement assets of $29.8 million and $31.1 million on the Balance Sheets as of March 31, 2026, and December 31, 2025, respectively.

 Net Charge-offs

The following tables reflect the relationship of year-to-date average loans outstanding, based upon quarter end averages, and net charge-offs by loan category (dollars in thousands):

	Three months ended March 31, 2026
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Total
Charge-offs	$92	$—	$—	$512	$—	$—	$—	$52,130	$—	$52,734
Recoveries	(37)	—	—	(100)	—	—	—	(21,919)	—	(22,056)
Net charge-offs	$55	$—	$—	$412	$—	$—	$—	$30,211	$—	$30,678

Average loan balance	$189,299	$857,224	$19,012	$670,375	$1,687,407	$286,494	$2,266,559	$1,115,138	$163,480	$7,254,988
Ratio of net charge-offs during the period to average loans during the period	0.03%	—	—	0.06%	—	—	—	2.71%	—	0.42%

	Three months ended March 31, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Real estate bridge lending	Fintech	Other loans	Total
Charge-offs	$62	$—	$—	$736	$—	$—	$—	$44,224	$—	$45,022
Recoveries	(18)	—	—	(260)	—	—	—	(5,646)	—	(5,924)
Net charge-offs	$44	$—	$—	$476	$—	$—	$—	$38,578	$—	$39,098

Average loan balance	$149,008	$804,132	$41,342	$700,384	$1,579,163	$271,492	$2,306,479	$466,809	$67,659	$6,386,468
Ratio of net charge-offs during the period to average loans during the period	0.03%	—	—	0.07%	—	—	—	8.26%	—	0.61%

Net charge-offs were $30.7 million for the three months ended March 31, 2026, a decrease of $8.4 million from net charge-offs of $39.1 million during the three months ended March 31, 2025. In the three months ended March 31, 2026, $30.2 million of net charge-offs were recognized on fintech loans, or a 2.20% ratio to average loans, compared to $38.6 million, and 11.19% for the prior year period. The improved fintech charge-off levels reflect better credit performance of the unsecured fintech loans, and an increase in the mix of secured credit card loans which have an insignificant level of expected losses.

Excluding fintech, net charge-offs on the remaining portfolio were $0.5 million for each of the three months ended March 31, 2026 and March 31, 2025.

Deposits

Our primary source of funding is deposit acquisition. At March 31, 2026, we had total deposits of $8.43 billion compared to $8.17 billion at December 31, 2025, which reflected an increase of $264.5 million, or 3.2%. Due to the nature of our deposit products, daily deposit balances are subject to variability, and deposits averaged $8.32 billion in the first quarter of 2026. As of March 31, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits.

Demand and interest checking is $8.28 billion of total deposits as of March 31, 2026, and primarily consists of balances from prepaid, debit and other payment card accounts that the Bank issues to fund payments for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts. These accounts have an established history of stability and lower cost than certain other types of funding. Deposits also include payment processing balances, funds received as collateral supporting the secured credit card program of our Fintech segment, and small population of traditional deposits.

Savings and money market is $149.0 million of total deposits as of March 31, 2026.

We do not have a traditional branch system. Our deposit accounts are comprised primarily of millions of small transaction-based consumer balances which are obtained through and with the assistance of our partners. We have long-term contractual relationships with the partners of our Fintech business which sponsor such accounts as discussed further in Item 1. “Business—Our Strategies” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Of our $8.43 billion total deposits at March 31, 2026, the top three affinity groups accounted for approximately $4.85 billion, the next three largest $1.33 billion, and the four subsequent largest $806.0 million. The top ten partner relationships at March 31, 2026 consisted of $4.11 billion related to payroll, debit, and government-based accounts such as child support, and $2.88 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.

Of our $8.17 billion total deposits at year-end 2025, the top three affinity groups accounted for approximately $3.83 billion, the next three largest $1.35 billion, and the four subsequent largest $811.7 million. The top ten partner relationships at year end 2025 consisted of $3.20 billion related to payroll, debit, and government-based accounts such as child support, and $2.80 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.

In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategies, which totaled $1.34 billion and $849.9 million as of March 31, 2026 and December 31, 2025, respectively. Such sweeps are utilized to manage our balance sheet composition and deposit portfolio diversity.

The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the three months ended		For the three months ended
	March 31, 2026		March 31, 2025
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking	$8,088,696	1.64%	$8,174,676	2.20%
Savings and money market	227,961	3.65%	136,688	3.89%
Total deposits	$8,316,657	1.70%	$8,311,364	2.23%

Of the demand and interest checking balance shown above, $136.4 million and $136.0 million for 2026 and 2025, respectively, represented balances on which we paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.

Short-term Borrowings

Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $470.0 million and $199.0 million of borrowings with FHLB at March 31, 2026 and December 31, 2025, respectively. Our use of short-term borrowings fluctuates based on our current funding needs for loans. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve.

The following table summarizes short-term borrowings:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Short-term borrowings
Balance at period end	$470,000	$199,000
Average for the three months ended March 31, 2026	145,884	N/A
Average during the year	N/A	58,060
Maximum month-end balance	470,000	450,000
Weighted average rate year-to-date	3.79%	4.30%
Rate at period end	3.88%	3.95%

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

Deposits. Our primary source of funding has been consumer deposits generated through partner relationships. Average total deposits increased by $5.3 million, or 0.1%, to $8.32 billion for the first quarter of 2026 compared to the first quarter of 2025. While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system, but are tied to long-term partner contracts. Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

As of March 31, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits. We do not believe that such uninsured accounts present a significant liquidity risk.

In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategies, which totaled $1.34 billion and $849.9 million as of March 31, 2026 and December 31, 2025, respectively. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Deposit sweeps represent an amount of deposits that are greater than our current needs to fund our assets. The swept deposits serve as a source of contingent liquidity, as we may move a portion of those deposits back on balance sheet, at our election.

Other Funding Sources. While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding sources, we maintain secured borrowing lines with the FHLB and the Federal Reserve that are collateralized by pledged loans and investment securities. As of March 31, 2026, we had $470.0 million borrowed under these facilities, and based on the current amount of loans and securities pledged there currently is $2.98 billion of additional available capacity which we can access anytime. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.

Loans. We utilize the deposits that are primarily generated by our Fintech business to fund our credit solutions business and the sponsored lending loans of fintech. Historically, growth in deposits has funded growth of loans. At March 31, 2026, outstanding loans amounted to $7.75 billion, compared to $7.12 billion at the prior year end, an increase of $637.0 million representing a use of funds.

Investment Securities. One source of contingent liquidity is available-for-sale securities, which amounted to $1.65 billion at March 31, 2026, compared to $1.67 billion at December 31, 2025. In the first quarter of 2026, $5.0 million of securities purchases were exceeded by $25.6 million of securities cash inflows.

Cash. At March 31, 2026, our interest-earning deposits within cash and cash equivalents were $58.5 million, and primarily consisted of deposits with the Federal Reserve. Interest-earning deposit average balances decreased to $250.0 million in the first quarter of 2026 from $1.14 billion in the first quarter of 2025.

Funding Commitments and Uses. As a holding company conducting substantially all our business through our subsidiaries, our near-term need for liquidity consists principally of cash for required interest payments on debt, which includes semi-annual interest payments on the 2030 Senior Notes of $7.4 million, and quarterly interest payments on the subordinated debentures of $300,000, and cash required to fund operating costs.

We had outstanding commitments to fund loans, including unused lines of credit, of $2.33 billion as of March 31, 2026. The majority of our commitments are variable rate and originate with SBLOC. The amount of such commitments represents amounts unfunded under existing loan agreements, where there is capacity for the customer to borrow additional amounts as long as there is no violation of any condition of the contract. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

As of March 31, 2026, we had cash reserves of $11.1 million at the holding company. Stock repurchases along with interest payments on our debt instruments have historically been funded by dividends from the Bank, as have interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.

Capital Resources and Requirements. We must comply with capital adequacy guidelines issued by our regulators. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity Tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the quarter. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2026, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	Tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2026
The Bancorp, Inc.	7.30%	11.21%	12.26%	11.21%
The Bancorp Bank, National Association	9.18%	14.06%	15.10%	14.06%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2025
The Bancorp, Inc.	7.64%	11.08%	12.19%	11.08%
The Bancorp Bank, National Association	9.70%	14.03%	15.13%	14.03%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Asset and Liability Management

Our principal market exposure is to interest rate risk, specifically changes in the Federal Reserve overnight federal funds rate, due to their impact on our net interest income and the market value of our interest-earning assets.

We assess our interest rate risk using both: (i) a Gap Analysis that outlines the estimated timing of when interest-bearing assets and liabilities mature, repay or reprice; and (ii) a Sensitivity Analysis that measures the potential impact on our net portfolio value based on hypothetical changes in interest rates.

Gap Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at March 31, 2026 and the portions of each financial instrument that are anticipated, based upon certain assumptions, to mature or reset in each future period:

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$68,047	$3,456	$54,802	$1,955	$—
Loans, net of deferred loan fees and costs	4,450,124	727,207	1,670,701	724,435	181,216
Investment securities	270,701	46,539	143,574	319,589	866,138
Interest-earning deposits	58,510	—	—	—	—
Total interest-earning assets	4,847,382	777,202	1,869,077	1,045,979	1,047,354

Interest-bearing liabilities:
Deposits: Transaction accounts, as adjusted	4,140,519	—	—	—	—
Deposits: Savings and money market	148,988	—	—	—	—
Short-term borrowings	470,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	196,320	—
Total interest-bearing liabilities	4,772,908	—	—	196,320	—
Gap	$74,474	$777,202	$1,869,077	$849,659	$1,047,354
Cumulative gap	$74,474	$851,676	$2,720,753	$3,570,412	$4,617,766
Gap to assets ratio	1%	8%	19%	9%	11%
Cumulative gap to assets ratio	1%	9%	28%	37%	48%

The above table provides an approximation of the projected repricing of assets and liabilities at period end on the basis of contractual terms, except for adjustments as noted:

•Loans at fair value and Loans, net – We do not assume any prepayment of fixed-rate loans.

•Investment securities – Prepayment adjustments are made for mortgage and asset backed securities based on historical data and current market trends.

•Deposits – Transaction accounts are comprised primarily of demand deposits. The majority of transaction and savings balances are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.

Additionally, while demand deposits are non-interest-bearing, related fees paid to affinity groups may reprice according to specified indices, and as such those fees are included in interest expense. We have adjusted the transaction account balances downward to better reflect the impact of their partial adjustment to changes in rates.

Although a gap analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

Interest Rate Sensitivity Analysis

The following table shows impact of hypothetical instantaneous parallel shifts in the yield curve on our net portfolio value and annual net interest income:

	Net portfolio value at		Net interest income
	March 31, 2026		March 31, 2026
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(Dollars in thousands)

+200 basis points	$1,710,210	0.01%	$354,148	(4.82%)
+100 basis points	1,709,461	(0.04%)	362,991	(2.45%)
Flat rate	1,710,089	—	372,092	—
-100 basis points	1,701,966	(0.48%)	381,250	2.46%
-200 basis points	1,677,831	(1.89%)	388,141	4.31%

These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in fair value and the impact on our net interest income generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Actual interest rate sensitivity could vary substantially from the above analysis if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended March 31, 2026 is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in the 2025 Form 10-K.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 10. Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K. There have been no material changes from the risk factors disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
January 1, 2026 - January 31, 2026	261,215	$68.00	261,215	$182,237
February 1, 2026 - February 28, 2026	280,000	$58.01	280,000	$165,995
March 1, 2026 - March 31, 2026	301,846	$52.99	301,846	$150,000
Total	843,061	$59.31	843,061	$150,000

(1)On July 7, 2025, our Board of Directors approved a common stock repurchase program for the 2026 fiscal year (the “2026 Common Stock Repurchase Program”). Under the 2026 Common Stock Repurchase Program, the Company was authorized to repurchase up to $200.0 million of repurchases depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes.

(2)The Company may repurchase shares through open market purchases, including through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The share repurchase program may be suspended, amended or discontinued at any time. The 2026 authorization had an expiration date of December 31, 2026.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Section 1350 Certifications**

32.2	Section 1350 Certifications**

101.INS	Inline XBRL Instance Document***

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
***	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

May 6, 2026	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer (principal executive officer)

May 6, 2026	/S/ DOMINIC C. CANUSO
Date	Dominic C. Canuso Chief Financial Officer (principal financial and accounting officer)