Form 10-Q
period 2026-06-30
Bancorp, Inc.
filed 2026-08-06
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 40,786,809 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(Dollars in thousands, except share data)	(unaudited)

ASSETS:
Cash and cash equivalents
Cash and due from banks	$9,527	$8,038
Interest-earning deposits	70,556	104,611
Total cash and cash equivalents	80,083	112,649

Investment securities, available-for-sale, at fair value	1,614,890	1,671,750
Commercial loans, at fair value	114,162	139,389
Loans, net of deferred loan fees and costs	7,073,906	7,116,676
Allowance for credit losses	(63,495)	(66,200)
Loans, net	7,010,411	7,050,476
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	50,115	25,205
Premises and equipment, net	28,282	29,834
Accrued interest receivable	43,342	43,090
Other real estate owned	62,011	60,695
Deferred tax asset, net	23,491	18,679
Credit enhancement asset	30,733	31,138
Other assets	158,457	169,520
Total assets	$9,215,977	$9,352,425

LIABILITIES:
Deposits
Demand and interest checking	$7,353,151	$7,827,037
Savings and money market	123,051	338,459
Total deposits	7,476,202	8,165,496

Short-term borrowings	744,000	199,000
Senior debt	196,528	196,253
Subordinated debentures	13,401	13,401
Other long-term borrowings	4,327	13,712
Other liabilities	76,138	74,767
Total liabilities	8,510,596	8,662,629

SHAREHOLDERS' EQUITY:
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,805,314 and 41,043,479 shares issued and outstanding, respectively, at June 30, 2026 and 48,404,006 and 42,355,361 shares issued and outstanding, respectively, at December 31, 2025	48,805	48,404
Additional paid-in capital	33,858	24,207
Retained earnings	1,128,093	1,007,368
Accumulated other comprehensive (loss) income	(3,595)	10,839
Treasury stock at cost, 7,761,835 shares at June 30, 2026 and 6,048,645 shares at December 31, 2025	(501,780)	(401,022)
Total shareholders' equity	705,381	689,796

Total liabilities and shareholders' equity	$9,215,977	$9,352,425
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$110,583	$112,326	$218,128	$221,238
Investment securities:
Taxable interest	19,924	22,393	39,844	40,520
Tax-exempt interest	156	103	286	186
Interest-earning deposits	1,386	8,326	3,582	21,006
	132,049	143,148	261,840	282,950
Interest expense:
Deposits	34,334	43,963	69,623	90,338
Short-term borrowings	2,949	5	4,330	5
Long-term borrowings	147	198	344	393
Senior debt	3,917	1,233	7,792	2,467
Subordinated debentures	236	257	471	512
	41,583	45,656	82,560	93,715
Net interest income	90,466	97,492	179,280	189,235
Provision (reversal) for credit losses on non-fintech loans	365	1,494	(983)	2,368
Provision for credit losses on fintech loans	25,766	43,233	54,609	89,101
Provision (reversal) for unfunded commitments	(42)	(364)	64	(253)
Provision for credit losses, total	26,089	44,363	53,690	91,216
Net interest income after provision for credit losses	64,377	53,129	125,590	98,019

Non-interest income:
Fintech fees:
ACH, card and other payment fees	6,559	5,562	12,355	10,694
Prepaid, debit card and related fees	27,790	26,113	54,467	51,827
Consumer credit fintech fees	6,545	3,970	12,141	7,570
Total fintech fees	40,894	35,645	78,963	70,091
Net realized and unrealized gains on commercial loans, at fair value	130	344	136	705
Leasing related income	1,773	2,131	3,674	4,103
Fintech loan credit enhancement	25,766	43,233	54,609	89,101
Other	4,477	2,390	8,183	3,385
Total non-interest income	73,040	83,743	145,565	167,385

Non-interest expense:
Salaries and employee benefits	37,426	37,134	74,903	70,803
Depreciation	1,230	1,125	2,475	2,229
Rent and related occupancy cost	1,668	1,717	3,359	3,285
Data processing expense	1,387	1,227	2,696	2,432
Audit expense	498	545	1,139	1,199
Legal expense	1,221	1,863	2,811	3,820
Legal settlement (reimbursement)	—	—	(2,000)	—
FDIC insurance	1,106	1,202	2,357	2,255
Software	5,632	5,144	11,001	10,157
Insurance	1,069	1,145	2,251	2,402
Telecom and IT network communications	292	308	576	641
Consulting	147	436	357	892
Other	4,800	5,377	9,577	10,402
Total non-interest expense	56,476	57,223	111,502	110,517
Income before income taxes	80,941	79,649	159,653	154,887
Income tax expense	20,285	19,828	38,928	37,893
Net income	$60,656	$59,821	$120,725	$116,994

Net income per share - basic	$1.46	$1.28	$2.89	$2.49
Net income per share - diluted	$1.45	$1.27	$2.86	$2.46
Weighted average shares - basic	41,461,889	46,598,535	41,795,740	46,904,592
Weighted average shares - diluted	41,794,160	47,182,770	42,180,516	47,565,580
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$60,656	$59,821	$120,725	$116,994

Other comprehensive (loss) income, net— Investment securities available for sale:
Change in net unrealized (loss) gain	(9,407)	4,598	(19,247)	25,660
Income tax (benefit) expense related to items of other comprehensive income	(2,353)	1,149	(4,813)	6,414
Other comprehensive (loss) income, net	(7,054)	3,449	(14,434)	19,246

Comprehensive income	$53,602	$63,270	$106,291	$136,240
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except share data)
	For the three and six months ended June 30, 2026
	Common stock shares issued	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balance at January 1, 2026	48,404,006	$48,404	$24,207	$1,007,368	$10,839	$(401,022)	$689,796
Net income	—	—	—	60,069	—	—	60,069
Common stock issued from restricted units, net of tax benefits	346,245	346	(346)	—	—	—	—
Stock-based compensation	—	—	4,755	—	—	—	4,755
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(7,380)	—	(7,380)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,290)	(50,290)
Balance at March 31, 2026	48,750,251	48,750	28,616	1,067,437	3,459	(451,312)	696,950
Net income	—	—	—	60,656	—	—	60,656
Common stock issued from restricted units, net of tax benefits	55,063	55	(55)	—	—	—	—
Stock-based compensation	—	—	5,297	—	—	—	5,297
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(7,054)	—	(7,054)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,468)	(50,468)
Balance at June 30, 2026	48,805,314	$48,805	$33,858	$1,128,093	$(3,595)	$(501,780)	$705,381
(1)For the three months ended March 31, 2026 and June 30, 2026, common stock repurchases include 843,061 and 870,129, respectively, of shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors. See Note 8. Shareholders’ Equity for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(CONTINUED)

(Dollars in thousands, except share data)
	For the three and six months ended June 30, 2025
	Common stock shares issued	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from restricted units, net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax(1)	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	48,067	7,470	836,328	(1,840)	(60,338)	829,687
Net income	—	—	—	59,821	—	—	59,821
Common stock issued from restricted units, net of tax benefits	36,828	37	(37)	—	—	—	—
Stock-based compensation	—	—	5,175	—	—	—	5,175
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	3,449	—	3,449
Common stock repurchases and excise tax(1)	—	—	—	—		(37,866)	(37,866)
Balance at June 30, 2025	48,104,006	$48,104	$12,608	$896,149	$1,609	$(98,204)	$860,266
(1)For the three months ended March 31, 2025 and June 30, 2025, common stock repurchases include 753,898 and 684,445, respectively, of shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors. See Note 8. Shareholders’ Equity for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Operating activities:
Net income	$120,725	$116,994
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,475	2,229
Provision for credit losses, total	53,690	91,216
Fintech loan credit enhancement income	(54,609)	(89,101)
Accretion of fees, premiums, and discounts, net	(2,368)	(1,137)
Stock-based compensation expense	10,052	9,766
Realized gains on commercial loans, at fair value	(136)	(705)
Gain on sale of fixed assets	(38)	(7)
(Increase) decrease in accrued interest receivable	(252)	1,106
(Increase) decrease in other assets	(10,600)	19,127
Increase (decrease) in other liabilities	1,166	(4,425)
Net cash provided by operating activities	120,105	145,063

Investing activities:
Purchase of investment securities available-for-sale	(9,113)	(53,071)
Proceeds from redemptions and prepayments of securities available-for-sale	49,068	125,978
Capitalized investment in other real estate owned	(540)	(1,756)
Sale of repossessed assets	1,269	2,600
Proceeds from sale of other real estate owned	180	—
Net increase in loans	(18,655)	(505,136)
Credit enhancement agreement cash inflows	55,014	75,028
Proceeds from sale of fixed assets	49	121
Commercial loans, at fair value drawn during the period	(133)	(2,953)
Payments on commercial loans, at fair value	16,176	41,174
Purchases of premises and equipment	(934)	(1,272)
Net cash provided by (used in) investing activities	92,381	(319,287)

Financing activities:
Net (decrease) increase in deposits	(689,294)	19,889
Proceeds from short-term borrowings	545,000	—
Repurchases of common stock and excise tax	(100,758)	(75,523)
Net cash used in financing activities	(245,052)	(55,634)

Net decrease in cash and cash equivalents	(32,566)	(229,858)

Cash and cash equivalents, beginning of period	112,649	570,123

Cash and cash equivalents, end of period	$80,083	$340,265

Supplemental cash flow information:
Interest paid	$83,488	$95,231
Transfers (from) to other real estate owned from commercial loans, at fair value, and loans, net	$956	$2,273
Leased vehicles transferred to repossessed assets	$1,504	$2,395
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Nature of Operations

The Bancorp, Inc. (the “Company”) is a Delaware corporation and a registered financial holding company. Its primary, wholly-owned subsidiary is The Bancorp Bank, National Association (the “Bank”), which is a federally chartered commercial bank located in Sioux Falls, South Dakota and is a Federal Deposit Insurance Corporation (“FDIC”) insured institution. As a federally chartered institution, its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Company has three reportable segments which consist of Fintech Solutions, Credit Solutions and Corporate.
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

Note 2. Significant Accounting Policies

Basis of Presentation
The financial statements of the Company, as of June 30, 2026 and for the three and six-month periods ended June 30, 2026 and 2025, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2025 (the “2025 Form 10-K”). The results of operations for the three and six-month periods ended June 30, 2026 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2026.
Certain prior period amounts have been reclassified to conform to current period presentation.
There have been no significant changes as of June 30, 2026 from the Company’s significant accounting policies as described in the 2025 Form 10-K.
Subsequent Events
The Company evaluated its June 30, 2026 financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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
The following table summarizes the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands except share and per share data)
Net income	$60,656	$59,821	$120,725	$116,994

Weighted average shares - basic	41,461,889	46,598,535	41,795,740	46,904,592
Effect of dilutive securities:
Common stock options and RSUs	332,271	584,235	384,776	660,988
Weighted average shares - diluted	41,794,160	47,182,770	42,180,516	47,565,580

Basic and diluted earnings per share:
Net income per share - basic	$1.46	$1.28	$2.89	$2.49
Effect of dilutive securities:
Common stock options and RSUs	(0.01)	(0.01)	(0.03)	(0.03)
Net income per share - diluted	$1.45	$1.27	$2.86	$2.46

Included in the computation of diluted shares:
Stock options with exercise price below average market price
Share count	368,293	622,677	368,293	622,677
Minimum exercise price	$8.57	$6.87	$8.57	$6.87
Maximum exercise price	$43.89	$35.17	$43.89	$35.17

Excluded from the computation of diluted shares: Antidilutive securities
Outstanding stock-based compensation awards, shares	32,624	78,240	32,624	78,240

Note 4. Investment Securities

The Company’s investments in debt securities are classified as available-for-sale, and are summarized as follows (dollars in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$23,151	$8	$(635)	$22,524
Asset-backed securities	226,817	145	(393)	226,569
Tax-exempt obligations of states and political subdivisions	14,612	72	(48)	14,636
Taxable obligations of states and political subdivisions	16,677	49	(55)	16,671
Residential mortgage-backed securities	433,475	5,800	(4,362)	434,913
Collateralized mortgage obligation securities	52,889	—	(1,377)	51,512
Commercial mortgage-backed securities	852,092	7,339	(11,366)	848,065
	$1,619,713	$13,413	$(18,236)	$1,614,890

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$25,503	$63	$(457)	$25,109
Asset-backed securities	234,029	205	(133)	234,101
Tax-exempt obligations of states and political subdivisions	9,614	62	(40)	9,636
Taxable obligations of states and political subdivisions	18,941	45	(59)	18,927
Residential mortgage-backed securities	454,837	13,039	(3,553)	464,323
Collateralized mortgage obligation securities	58,129	44	(593)	57,580
Commercial mortgage-backed securities	856,273	14,306	(8,505)	862,074
	$1,657,326	$27,764	$(13,340)	$1,671,750
The amortized cost and fair value of the Company’s investment securities at June 30, 2026, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities based on the timing of cashflows from the underlying collateral.

	Available-for-sale
	Amortized cost	Fair value
Due before one year	$22,388	$22,293
Due after one year through five years	305,089	304,637
Due after five years through ten years	495,145	496,867
Due after ten years	797,091	791,093
	$1,619,713	$1,614,890

The table below indicates the length of time individual securities had been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government agency securities	$8,423	$(132)	$10,304	$(503)	$18,727	$(635)
Asset-backed securities	107,184	(393)	—	—	107,184	(393)
Tax-exempt obligations of states and political subdivisions	6,442	(45)	1,157	(3)	7,599	(48)
Taxable obligations of states and political subdivisions	980	—	9,212	(55)	10,192	(55)
Residential mortgage-backed securities	61,524	(622)	27,414	(3,740)	88,938	(4,362)
Collateralized mortgage obligation securities	40,458	(776)	11,054	(601)	51,512	(1,377)
Commercial mortgage-backed securities	245,216	(3,490)	104,297	(7,876)	349,513	(11,366)
Total unrealized loss position investment securities	$470,227	$(5,458)	$163,438	$(12,778)	$633,665	$(18,236)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government agency securities	$2,521	$(1)	$11,660	$(456)	$14,181	$(457)
Asset-backed securities	59,024	(133)	—	—	59,024	(133)
Tax-exempt obligations of states and political subdivisions	3,456	(33)	1,153	(7)	4,609	(40)
Taxable obligations of states and political subdivisions	—	—	14,053	(59)	14,053	(59)
Residential mortgage-backed securities	18,630	(62)	28,886	(3,491)	47,516	(3,553)
Collateralized mortgage obligation securities	34,149	(75)	12,721	(518)	46,870	(593)
Commercial mortgage-backed securities	173,572	(873)	119,778	(7,632)	293,350	(8,505)
Total unrealized loss position investment securities	$291,352	$(1,177)	$188,251	$(12,163)	$479,603	$(13,340)

Note 5. Loans, net

The Company’s loans originate from several lending lines of business, including:
•SBLs, or small business loans, are comprised primarily of Small Business Administration “SBA” loans.
•Direct lease financing includes lease financing for commercial and government vehicle fleets and, to a lesser extent, provides lease financing for other equipment.
•SBLOC, or securities-backed lines of credit, are made to individuals, trusts and other entities and are secured by a pledge of marketable securities maintained in one or more accounts for which the Company obtains a securities account control agreement.
•IBLOC, or insurance policy cash value-backed lines of credit, are collateralized by the cash surrender value of eligible insurance policies.
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
•Other loans include warehouse financing of REBL loan sales to third-party purchasers, and loans the Company generally no longer offers, including commercial loans, CRA loans and HELOC.
Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Loans recorded at amortized cost:
SBL non-real estate	$255,424	$235,282
SBL commercial mortgage	757,154	749,234
SBL construction	21,686	22,382
SBLs	1,034,264	1,006,898
Direct lease financing	670,902	685,422
SBLOC / IBLOC	1,825,301	1,669,985
Advisor financing	240,049	294,236
Real estate bridge lending	2,233,688	2,188,952
Fintech(1)	901,502	1,097,998
Other loans(2)	152,604	157,416
Total loans	7,058,310	7,100,907
Unamortized loan fees and costs	15,596	15,769
Total loans, net of deferred loan fees and costs	$7,073,906	$7,116,676
_________
(1)As of June 30, 2026 and December 31, 2025, fintech loans included $336.3 million and $729.1 million of secured credit card accounts which are backed dollar for dollar by cash collateral by each individual cardholder and are required to be repaid in full monthly. For secured credit card accounts, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturity from 30 to 365 days.
(2)As of June 30, 2026 and December 31, 2025, Other loans includes $110.0 million and $110.7 million, respectively, related to the warehouse financing of REBL sales to third-party purchasers.
During the six months ended June 30, 2026 and 2025, the Company purchased $7.7 million and $19.8 million of SBLs, respectively, none of which were credit deteriorated. Additionally, in the six months ended June 30, 2026 and 2025, the Company participated in SBLs with other institutions in the amount of $0.3 million and $4.7 million, respectively.
Non-Accrual and Delinquency
A detail of the Company’s delinquent and non-accrual loans by loan category is as follows (dollars in thousands):

	June 30, 2026
	Past-due and Non-Accrual
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total past due and non-accrual	Current	Total loans
SBL non-real estate	$1,892	$—	$—	$10,756	$12,648	$242,776	$255,424
SBL commercial mortgage	—	—	—	26,868	26,868	730,286	757,154
SBL construction	—	—	—	2,660	2,660	19,026	21,686
Direct lease financing	1,642	165	506	9,120	11,433	659,469	670,902
SBLOC / IBLOC	3,222	119	—	—	3,341	1,821,960	1,825,301
Advisor financing	—	—	—	—	—	240,049	240,049
Real estate bridge lending	—	—	—	22,454	22,454	2,211,234	2,233,688
Fintech	22,956	4,087	1,798	—	28,841	872,661	901,502
Other loans	431	—	1	390	822	151,782	152,604
	$30,143	$4,371	$2,305	$72,248	$109,067	$6,949,243	$7,058,310

	December 31, 2025
	Past-due and Non-Accrual
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total past due and non-accrual	Current	Total loans
SBL non-real estate	$1,515	$344	$—	$8,639	$10,498	$224,784	$235,282
SBL commercial mortgage	224	—	—	21,977	22,201	727,033	749,234
SBL construction	—	—	—	2,660	2,660	19,722	22,382
Direct lease financing	2,461	894	1,457	12,066	16,878	668,544	685,422
SBLOC / IBLOC	5,328	65	251	446	6,090	1,663,895	1,669,985
Advisor financing	—	—	—	—	—	294,236	294,236
Real estate bridge lending	—	—	14,459	9,755	24,214	2,164,738	2,188,952
Fintech	24,701	3,791	2,030	—	30,522	1,067,476	1,097,998
Other loans	209	111	2	142	464	156,952	157,416
	$34,438	$5,205	$18,199	$55,685	$113,527	$6,987,380	$7,100,907
The following table summarizes non-accrual loans with and without a specific ACL (dollars in thousands):

	June 30, 2026				December 31, 2025
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$8,233	$1,504	$2,523	$10,756	$5,361	$963	$3,278	$8,639
SBL commercial mortgage	4,797	690	22,071	26,868	3,009	801	18,968	21,977
SBL construction	710	37	1,950	2,660	710	35	1,950	2,660
Direct lease financing	7,679	2,175	1,441	9,120	11,881	4,211	185	12,066
SBLOC / IBLOC	—	—	—	—	446	207	—	446
Real estate bridge lending	12,700	796	9,754	22,454	—	—	9,755	9,755
Other loans	—	—	390	390	—	—	142	142
	$34,119	$5,202	$38,129	$72,248	$21,407	$6,217	$34,278	$55,685
Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2026 and 2025, was $2.5 million and $1.1 million, respectively. No income on non-accrual loans was recognized during the three and six months ended June 30, 2026 or 2025.
During the six months ended June 30, 2026 amounts reversed from interest income totaled $0.8 million, and primarily consist of $0.4 million of REBL, $0.3 million of SBL commercial mortgage and $0.1 million of SBL non-real estate. During the six months ended June 30, 2025 amounts reversed from interest income totaled $1.7 million and primarily consist of $1.2 million of REBL and $0.3 million of SBL commercial mortgage. The interest reversals represent interest receivable balance on loans at the time of transfer into non-accrual status.
Loan Modifications
Loans modified to borrowers experiencing financial difficulty, and related information are as follows (dollars in thousands):

	Three months ended June 30, 2026				Six months ended June 30, 2026
	Payment deferral	Payment delay and term extension	Total	Percent of total loan category	Payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$2,098	$35	$2,133	0.84%	$2,098	$35	$2,133	0.84%
SBL commercial mortgage	697	—	697	0.09%	697	—	697	0.09%
Total	$2,795	$35	$2,830	0.04%	$2,795	$35	$2,830	0.04%

	Three months ended June 30, 2025				Six months ended June 30, 2025
	Payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category	Payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category
SBL non-real estate	$—	$1,348	$1,348	0.66%	$4,991	$1,348	$6,339	3.11%
SBL commercial mortgage	—	—	—	—	2,738	—	2,738	0.38%
Total	$—	$1,348	$1,348	0.02%	$7,729	$1,348	$9,077	0.14%

The following tables show an analysis of the delinquency status at the end of the respective periods for loans that were modified during the periods presented (dollars in thousands):

	Three months ended June 30, 2026
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,723	$1,723	$410	$2,133
SBL commercial mortgage	—	—	—	697	697	—	697
	$—	$—	$—	$2,420	$2,420	$410	$2,830

	Three months ended June 30, 2025
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$—	$1,348
SBL commercial mortgage	—	—	—	—	—	—	—
	$—	$1,348	$—	$—	$1,348	$—	$1,348

	Six months ended June 30, 2026
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$1,723	$1,723	$410	$2,133
SBL commercial mortgage	—	—	—	697	697	—	697
	$—	$—	$—	$2,420	$2,420	$410	$2,830

	Six months ended June 30, 2025
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$1,348	$—	$—	$1,348	$4,991	$6,339
SBL commercial mortgage	—	—	—	—	—	2,738	2,738
	$—	$1,348	$—	$—	$1,348	$7,729	$9,077

The following tables describe the financial effect of modifications made during the periods presented:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay
SBL non-real estate	—	44	0.84%	—	44	0.84%
SBL commercial mortgage	—	—	0.09%	—	—	0.09%

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay
SBL non-real estate	1.00%	—	—	1.00%	—	2.45%
SBL commercial mortgage	—	—	—	—	—	0.38%

The Company had no commitments to extend additional credit to loans classified as modified as of June 30, 2026, and there were $0.3 million specific reserves on the $2.8 million of loans classified as modified.
Allowance for Credit Loss
The Company had no significant changes to its quantitative and qualitative measures used in measuring the allowance for credit losses as of June 30, 2026. For additional information regarding the Company’s allowance estimate, see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans, net,” in the 2025 Form 10-K.
A summary of the Company’s primary portfolio pools and loans accordingly classified by year of origination is as follows (dollars in thousands):

	As of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$34,924	$70,539	$46,520	$55,570	$14,163	$15,705	$—	$237,421
Special mention	—	—	—	1,952	1,388	43	—	3,383
Substandard	—	—	2,104	6,847	4,678	991	—	14,620
SBL non-real estate, total	34,924	70,539	48,624	64,369	20,229	16,739	—	255,424

Non-rated	154	—	—	—	—	—	—	154
Pass	67,301	112,280	142,557	75,000	92,774	211,081	—	700,993
Special mention	—	—	494	733	8,113	11,382	—	20,722
Substandard	—	—	2,377	13,511	8,025	11,372	—	35,285
SBL commercial mortgage, total	67,455	112,280	145,428	89,244	108,912	233,835	—	757,154

Pass	3,643	11,976	—	3,408	—	—	—	19,027
Substandard	—	—	—	—	—	2,659	—	2,659
SBL construction, total	3,643	11,976	—	3,408	—	2,659	—	21,686

Non-rated	1,199	—	—	—	—	—	—	1,199
Pass	131,306	209,481	143,471	94,643	64,870	13,079	—	656,850
Special mention	194	320	211	149	166	66	—	1,106
Substandard	—	—	2,149	5,661	3,003	934	—	11,747
Direct lease financing, total	132,699	209,801	145,831	100,453	68,039	14,079	—	670,902

Non-rated	—	—	—	—	—	—	14,631	14,631
Pass	—	—	—	—	—	—	1,810,661	1,810,661
Substandard	—	—	—	—	—	—	9	9
SBLOC/IBLOC, total	—	—	—	—	—	—	1,825,301	1,825,301

Pass	5,638	58,826	64,039	46,510	37,056	19,245	—	231,314
Special mention	—	—	—	—	957	7,778	—	8,735
Advisor financing, total	5,638	58,826	64,039	46,510	38,013	27,023	—	240,049

Pass	407,408	707,145	386,489	150,852	473,513	62,069	—	2,187,476
Substandard	—	—	23,757	—	12,700	9,755	—	46,212
REBL, total	407,408	707,145	410,246	150,852	486,213	71,824	—	2,233,688

Non-rated	274,510	7,415	—	—	—	—	617,779	899,704
Substandard	1,313	485	—	—	—	—	—	1,798
Fintech, total	275,823	7,900	—	—	—	—	617,779	901,502

Non-rated	3,315	—	—	—	—	11,820	1,038	16,173
Pass	227	56,994	53,830	159	250	24,582	—	136,042
Substandard	—	—	—	—	—	389	—	389
Other loans, total	3,542	56,994	53,830	159	250	36,791	1,038	152,604

Total loans	$931,132	$1,235,461	$867,998	$454,995	$721,656	$402,950	$2,444,118	$7,058,310

	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$70,191	$50,083	$60,331	$17,797	$12,295	$6,765	$—	$217,462
Special mention	—	262	992	1,480	—	71	—	2,805
Substandard	—	1,171	6,635	4,276	1,360	1,573	—	15,015
SBL non-real estate, total	70,191	51,516	67,958	23,553	13,655	8,409	—	235,282

Pass	107,357	156,610	83,047	105,359	69,554	166,921	—	688,848
Special mention	—	2,749	2,708	4,406	4,275	7,459	—	21,597
Substandard	—	706	9,622	14,656	8,579	5,226	—	38,789
SBL commercial mortgage, total	107,357	160,065	95,377	124,421	82,408	179,606	—	749,234

Pass	4,769	10,449	4,504	—	—	—	—	19,722
Substandard	—	—	—	—	1,950	710	—	2,660
SBL construction, total	4,769	10,449	4,504	—	1,950	710	—	22,382

Non-rated	1,777	—	—	—	—	—	—	1,777
Pass	253,367	177,838	121,969	87,456	20,241	4,269	—	665,140
Special mention	719	410	759	295	3	—	—	2,186
Substandard	16	2,741	7,321	4,335	1,839	67	—	16,319
Direct lease financing, total	255,879	180,989	130,049	92,086	22,083	4,336	—	685,422

Non-rated	—	—	—	—	—	—	6,882	6,882
Pass	—	—	—	—	—	—	1,662,616	1,662,616
Substandard	—	—	—	—	—	—	487	487
SBLOC/IBLOC, total	—	—	—	—	—	—	1,669,985	1,669,985

Pass	68,249	69,705	70,411	48,197	16,471	12,253	—	285,286
Special mention	—	—	—	979	7,971	—	—	8,950
Advisor financing, total	68,249	69,705	70,411	49,176	24,442	12,253	—	294,236

Pass	689,651	453,603	271,554	569,730	120,938	—	—	2,105,476
Special mention	—	—	—	—	9,576	—	—	9,576
Substandard	—	42,735	—	21,411	9,754	—	—	73,900
REBL, total	689,651	496,338	271,554	591,141	140,268	—	—	2,188,952

Non-rated	141,605	—	—	—	—	—	954,364	1,095,969
Substandard	2,029	—	—	—	—	—	—	2,029
Fintech, total	143,634	—	—	—	—	—	954,364	1,097,998

Non-rated	494	—	—	—	—	8,852	—	9,346
Pass	56,998	54,458	160	252	343	34,621	1,096	147,928
Substandard	—	—	—	—	—	142	—	142
Other loans, total	57,492	54,458	160	252	343	43,615	1,096	157,416

Total loans	$1,397,222	$1,023,520	$640,013	$880,629	$285,149	$248,929	$2,625,445	$7,100,907
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

A detail of the changes in the ACL is as follows (in thousands):

	June 30, 2026
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	REBL	Fintech	Other loans	Total
Beginning 1/1/2026	$6,337	$3,118	$235	$15,675	$1,041	$2,207	$5,949	$31,137	$501	$66,200
Charge-offs	(172)	(486)	—	(956)	(446)	—	—	(89,106)	—	(91,166)
Recoveries	75	—	—	167	—	—	—	34,093	500	34,835
Provision (reversal)	998	813	(25)	(2,670)	318	(407)	536	54,609	(546)	53,626
Ending balance	$7,238	$3,445	$210	$12,216	$913	$1,800	$6,485	$30,733	$455	$63,495

	June 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	REBL	Fintech	Other loans	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$44,853
Charge-offs	(171)	—	—	(1,520)	—	—	—	(89,627)	(704)	(92,022)
Recoveries	61	—	—	429	—	—	—	14,599	4	15,093
Provision (reversal)	326	(190)	124	1,504	(188)	(13)	16	89,101	789	91,469
Ending balance	$5,188	$3,013	$466	$13,538	$1,007	$2,041	$6,619	$26,982	$539	$59,393
A summary of the Company’s gross charge-offs classified by portfolio segment and year of origination are as follows (dollars in thousands):

	Six months ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total

SBL non-real estate	$—	$—	$—	$—	$(172)	$—	$—	$(172)
SBL commercial mortgage	—	—	—	—	—	(486)	—	(486)
Direct lease financing	—	—	(191)	(309)	(386)	(70)	—	(956)
IBLOC	—	—	—	—	—	—	(446)	(446)
Fintech	(1,862)	(14,966)	—	—	—	—	(72,278)	(89,106)
Total Charge-offs	$(1,862)	$(14,966)	$(191)	$(309)	$(558)	$(556)	$(72,724)	$(91,166)

	Six months ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total

SBL non-real estate	$—	$—	$—	$(62)	$—	$(109)	$—	$(171)
Direct lease financing	—	(139)	(320)	(884)	(177)	—	—	(1,520)
Fintech	(369)	(2,184)	—	—	—	—	(87,074)	(89,627)
Other loans	—	—	—	—	—	(704)	—	(704)
Total Charge-offs	$(369)	$(2,323)	$(320)	$(946)	$(177)	$(813)	$(87,074)	$(92,022)
The Company has agreements with a partner to originate and service fintech loans, which includes credit enhancement provisions through which incurred losses on fintech loans are covered by the partner. The Company recognizes an estimate of loss on this portfolio through its allowance for credit losses on its fintech loans on the Condensed Consolidated Balance Sheets, with provision for credit losses on fintech loans recognized on the Condensed Consolidated Statements of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on the Condensed Consolidated Balance Sheets and non-interest income — fintech loan credit enhancement in the Condensed Consolidated Statements of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in the Condensed Consolidated Statements of Operations. The Company has recognized a credit enhancement asset on the Condensed Consolidated Balance Sheets related to the estimated recovery of its realized losses on fintech loans of $30.7 million and $31.1 million as of June 30, 2026 and December 31, 2025, respectively. All fintech loans are covered by credit enhancement agreements as of June 30, 2026.

Direct lease financing
The scheduled maturities of the direct financing leases reconciled to the total lease receivables as of June 30, 2026 are as follows (dollars in thousands):

Remaining 2026	$171,677
2027	158,455
2028	106,615
2029	63,329
2030	28,964
2031 and thereafter	8,118
Total undiscounted cash flows	537,158
Residual value(1)	218,114
Difference between undiscounted cash flows and discounted cash flows	(84,370)
Present value of lease payments recorded as lease receivables	$670,902
(1) Of the total residual value, $41.1 million is not guaranteed by the lessee or other guarantors.
Off-Balance Sheet Exposure
In addition to estimating credit loss for outstanding loans, the Company estimates expected credit losses over the entire period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The estimate of loss for unfunded loan commitments relates to our off-balance sheet credit exposure, and is adjusted through the provision for unfunded commitments. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the reserve on such exposures as of June 30, 2026 and as of December 31, 2025 was $1.5 million and $1.4 million, respectively, and is recognized within Other liabilities in the Condensed Consolidated Balance Sheets.

Note 6. Debt

The Company’s debt and borrowing arrangements consist of:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Short-term borrowings	$744,000	$199,000
Senior debt:
Senior notes due 2030	$200,000	$200,000
Debt issuance costs	(3,472)	(3,747)
Senior debt, net	$196,528	$196,253

Subordinated debentures	$13,401	$13,401
Other long-term borrowings	$4,327	$13,712
Assets pledged as collateral that are not available to pay the Company’s general obligations as of June 30, 2026 consisted of $4.87 billion of loans held for investment at amortized cost and $1.36 billion of investment securities that were pledged for short-term-borrowing agreements. In addition, there were $4.3 million of loans held for investment at amortized cost that were pledged for other long-term borrowings at June 30, 2026.
Short-term borrowings
The Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. As of June 30, 2026, based on the amount of loans and investment securities pledged, as outlined above, total capacity of short-term borrowings was $4.53 billion, there was $744.0 million borrowed and $3.79 billion available capacity.

Note 7. Fair Value Measurements

Recurring Measurements
Assets measured at fair value on a recurring basis are outlined below, summarized by fair value hierarchy (dollars in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale:
U.S. Government agency securities	$22,524	$—	$22,524	$—
Asset-backed securities	226,569	—	226,569	—
Obligations of states and political subdivisions	31,307	—	31,307	—
Residential mortgage-backed securities	434,913	—	434,913	—
Collateralized mortgage obligation securities	51,512	—	51,512	—
Commercial mortgage-backed securities	848,065	—	848,065	—
Total investment securities, available-for-sale	1,614,890	—	1,614,890	—
Commercial loans, at fair value	114,162	—	—	114,162
Credit enhancement asset	30,733	—	30,733	—
	$1,759,785	$—	$1,645,623	$114,162

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale:
U.S. Government agency securities	$25,109	$—	$25,109	$—
Asset-backed securities	234,101	—	234,101	—
Obligations of states and political subdivisions	28,563	—	28,563	—
Residential mortgage-backed securities	464,323	—	464,323	—
Collateralized mortgage obligation securities	57,580	—	57,580	—
Commercial mortgage-backed securities	862,074	—	862,074	—
Total investment securities, available-for-sale	1,671,750	—	1,671,750	—
Commercial loans, at fair value	139,389	—	—	139,389
Credit enhancement asset	31,138	—	31,138	—
	$1,842,277	$—	$1,702,888	$139,389
Activity in Level 3 Commercial loans at fair value is summarized below (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$139,389	$223,115
Total net gains (realized/unrealized) included in earnings(1)	136	705
Purchases, advances, sales and settlements:
Advances	133	2,953
Settlements	(25,496)	(41,297)
Ending balance	$114,162	$185,476

Amount included in earnings attributable to the change in unrealized gains (losses) related to assets still held at period end	$—	$—
(1)For commercial loans at fair value, gains or losses are recognized in Non-interest income—Net realized and unrealized gains on commercial loans, at fair value in the Condensed Consolidated Statement of Operations.

Information related to assumptions used in the valuation of Level 3 instruments is as follows:

	Discount Rate Assumption
	At June 30, 2026		At December 31, 2025
	Range	Weighted average	Range	Weighted average
Commercial loans, at fair value:
Commercial - SBA	5.71%	5.71%	5.73%	5.73%
Non-SBA commercial real estate	8.50%	8.50%	6.50%-8.98%	6.94%
Non-Recurring Measurements
Assets measured at fair value on a nonrecurring basis consist of certain loans that are collateral-dependent with specific reserves that are recognized in Loans, net on our Condensed Consolidated Balance Sheets, and Other real estate owned.
Collateral-dependent loans were $28.9 million and $15.2 million as of June 30, 2026 and December 31, 2025, respectively. Loans recorded at amortized cost that are in non-accrual status are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For these loans, fair value is measured based on inputs including recent sales of similar collateral, and is a Level 3 measurement. At June 30, 2026, the Company’s basis in the non-accrual loans, or the loan principal of $34.1 million was reduced by specific reserves of $5.2 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.
Other real estate owned (OREO) were $62.0 million and $60.7 million as of June 30, 2026 and December 31, 2025, respectively and are periodically measured for impairment based on any decline in fair value below carrying value. For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs, and is a Level 3 non-recurring measurement. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any unrealized losses from the impairment of OREO and did not recognize any gains (losses) on the disposition of OREO. Unrealized and realized gains or losses on OREO are recognized in Other Non-interest expense in the Condensed Consolidated Statements.
Fair Value of Other Financial Instruments
The following tables provide information regarding carrying amounts and estimated fair values of all the Company’s financial instruments (dollars in thousands):

	June 30, 2026
		Fair Value
	Carrying amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,614,890	$1,614,890	$—	$1,614,890	$—
Commercial loans, at fair value	114,162	114,162	—	—	114,162
Loans, net of deferred loan fees and costs	7,073,906	7,046,464	—	—	7,046,464
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	50,115	50,115	—	—	50,115
Accrued interest receivable	43,342	43,342	—	43,342	—
Credit enhancement asset	30,733	30,733	—	30,733	—
LIABILITIES:
Deposits
Demand and interest checking	$7,353,151	$7,353,151	$—	$7,353,151	$—
Savings and money market	123,051	123,051	—	123,051	—
Short-term borrowings	744,000	744,000	—	744,000	—
Senior debt	196,528	204,262	—	204,262	—
Subordinated debentures	13,401	9,668	—	—	9,668
Other long-term borrowings	4,327	4,327	—	4,327	—
Other liabilities: Accrued interest payable	5,457	5,457	—	5,457	—

	December 31, 2025
		Fair Value
	Carrying amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,671,750	$1,671,750	$—	$1,671,750	$—
Commercial loans, at fair value	139,389	139,389	—	—	139,389
Loans, net of deferred loan fees and costs	7,116,676	7,073,348	—	—	7,073,348
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	25,205	25,205	—	—	25,205
Accrued interest receivable	43,090	43,090	—	43,090	—
Credit enhancement asset	31,138	31,138	—	31,138	—
LIABILITIES:
Deposits
Demand and interest checking	$7,827,037	$7,827,037	$—	$7,827,037	$—
Savings and money market	338,459	338,459	—	338,459	—
Short-term borrowings	199,000	199,000	—	199,000	—
Senior debt	196,253	202,503	—	202,503	—
Subordinated debentures	13,401	11,220	—	—	11,220
Other long-term borrowings	13,712	13,712	—	13,712	—
Other liabilities: Accrued interest payable	6,802	6,802	—	6,802	—

Note 8. Shareholders’ Equity

Share Repurchases
2026 Repurchase Program
On July 7, 2025, the Board authorized a share repurchase program of up to $200.0 million for 2026 (the “2026 Repurchase Plan”).
During the three and six months ended June 30, 2026, the Company repurchased 870,129 and 1,713,190 shares of its common stock in the open market under the 2026 Repurchase Program at an average price of $57.46 and $58.37 per share, respectively.
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
During the three and six months ended June 30, 2025, the Company repurchased 753,898 and 1,438,343 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $49.75 and $52.15 per share, respectively.
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
As of June 30, 2026, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.
The following table sets forth our regulatory capital ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio	Common equity Tier 1 to risk weighted assets
As of June 30, 2026
The Bancorp, Inc.	7.26%	11.41%	12.45%	11.41%
The Bancorp Bank, National Association	9.09%	14.27%	15.32%	14.27%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2025
The Bancorp, Inc.	7.64%	11.08%	12.19%	11.08%
The Bancorp Bank, National Association	9.70%	14.03%	15.13%	14.03%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The Putative Class Action Matter. On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements and omissions about the Company’s business, prospects, and operations, with a focus on the Company’s commercial real estate bridge loan (“REBL”) portfolio and related provision for credit losses. On September 29, 2025, the court appointed Southeastern Pennsylvania Transportation Authority (“SEPTA”) as lead plaintiff; the case is now captioned Southeastern Pennsylvania Transportation Authority v. The Bancorp, Inc., et al. On December 22, 2025, SEPTA filed its amended class action complaint, which alleges that between January 26, 2024 and March 25, 2025, the defendants made materially false and/or misleading statements and omissions about certain loans in the Company’s REBL portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to vigorously defend against the allegations in the amended complaint. On February 20, 2026, the Company filed its motion to dismiss the amended complaint. On April 21, 2026, SEPTA filed its opposition to the Company’s motion to dismiss. On June 5, 2026, the Company filed its reply in support of its motion to dismiss. The Court’s decision on the Company’s motion to dismiss the amended complaint remains pending.. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Ingenium Matter. On February 2, 2026, the Bank was made aware of a complaint filed in the Delaware Superior Court, Complex Commercial Division by Ingenium Capital Group, LLC (“Ingenium”) captioned as Ingenium Capital Group, LLC v. The Bancorp Bank, N.A., C.A. No. N26C-01-487 PAW CCLD. Prior to service of the complaint, on February 19, 2026, Ingenium filed its amended complaint. In the amended complaint, Ingenium alleges that the Bank committed fraud or breached a letter of understanding signed in January 2023 by inducing Ingenium to invest upwards of $10 million in Oxygen, Inc. (the same entity that the Bank is arbitrating against in the Oxygen Matter described above) and then by terminating its contract with Oxygen in February 2024. The amended complaint seeks not less than $10 million in damages, plus costs of litigation, and interest. The Bank intends to vigorously defend against the claims. On May 19, 2026, the Bank filed its motion to dismiss the amended complaint. On June 26, 2026, Ingenium filed its opposition to the Bank’s motion to dismiss. As of June 30, 2026, briefing on the Bank’s motion to dismiss had not yet been completed. We are not yet able to estimate any potential liability of the Bank.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operation.

Note 11. Segment Financials

The Company's operations are substantially all located in the United States, and are reported under three segments: Fintech, Credit Solutions (which has three sub-segments) and Corporate.
The following tables provide segment information for the periods indicated (dollars in thousands):

	Three months ended June 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$2,834	$45,103	$29,104	$32,883	$22,125	$132,049
Interest allocation	63,802	(24,265)	(18,502)	(17,894)	(3,141)	—
Interest expense	32,897	—	1,226	10	7,450	41,583
Net interest income	33,739	20,838	9,376	14,979	11,534	90,466
Provision for credit losses(1)	25,765	(294)	60	1,071	(513)	26,089
Non-interest income(1)	67,366	2,772	733	1,929	240	73,040
Direct non-interest expense:
Salaries and employee benefits	4,875	1,203	776	4,678	25,894	37,426
Data processing expense	378	48	647	1	313	1,387
Software	284	28	645	440	4,235	5,632
Other	2,482	1,192	274	1,823	6,260	12,031
Total direct non-interest expense	8,019	2,471	2,342	6,942	36,702	56,476
Income before non-interest expense allocations	67,321	21,433	7,707	8,895	(24,415)	80,941
Non-interest expense allocations:
Risk, financial crimes, and compliance	7,838	713	942	1,541	(11,034)	—
Information technology and operations	3,735	242	1,123	2,133	(7,233)	—
Other allocated expenses	4,069	838	1,426	1,966	(8,299)	—
Total non-interest expense allocations	15,642	1,793	3,491	5,640	(26,566)	—
Income before taxes	51,679	19,640	4,216	3,255	2,151	80,941
Income tax expense	12,951	4,922	1,057	816	539	20,285
Net income	$38,728	$14,718	$3,159	$2,439	$1,612	$60,656

	Three months ended June 30, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$486	$48,904	$29,069	$32,990	$31,699	$143,148
Interest allocation	64,622	(23,479)	(16,583)	(16,947)	(7,613)	—
Interest expense	42,814	—	888	10	1,944	45,656
Net interest income	22,294	25,425	11,598	16,033	22,142	97,492
Provision for credit losses(1)	43,233	(116)	(146)	1,425	(33)	44,363
Non-interest income(1)	78,907	2,283	79	2,443	31	83,743
Direct non-interest expense:
Salaries and employee benefits	4,401	1,160	2,545	4,688	24,340	37,134
Data processing expense	335	46	497	1	348	1,227
Software	148	27	717	505	3,747	5,144
Other	2,988	1,249	275	2,141	7,065	13,718
Total direct non-interest expense	7,872	2,482	4,034	7,335	35,500	57,223
Income before non-interest expense allocations	50,096	25,342	7,789	9,716	(13,294)	79,649
Non-interest expense allocations:
Risk, financial crimes, and compliance	7,490	604	839	1,365	(10,298)	—
Information technology and operations	3,613	199	1,535	2,101	(7,448)	—
Other allocated expenses	4,091	833	1,755	1,958	(8,637)	—
Total non-interest expense allocations	15,194	1,636	4,129	5,424	(26,383)	—
Income before taxes	34,902	23,706	3,660	4,292	13,089	79,649
Income tax expense	8,689	5,901	911	1,068	3,259	19,828
Net income	$26,213	$17,805	$2,749	$3,224	$9,830	$59,821

	Six months ended June 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$4,660	$89,810	$56,948	$65,261	$45,161	$261,840
Interest allocation	120,762	(45,928)	(34,137)	(33,887)	(6,810)	—
Interest expense	64,761	—	2,732	20	15,047	82,560
Net interest income	60,661	43,882	20,079	31,354	23,304	179,280
Provision for credit losses(1)	54,609	553	(100)	(826)	(546)	53,690
Non-interest income(1)	135,797	3,939	1,051	4,516	262	145,565
Direct non-interest expense
Salaries and employee benefits	9,624	2,328	1,816	9,699	51,436	74,903
Data processing expense	759	92	1,228	3	614	2,696
Software	527	56	1,269	948	8,201	11,001
Other	5,169	2,428	550	3,864	10,891	22,902
Total direct non-interest expense	16,079	4,904	4,863	14,514	71,142	111,502
Income before non-interest expense allocations	125,770	42,364	16,367	22,182	(47,030)	159,653
Non-interest expense allocations:
Risk, financial crimes, and compliance	15,649	1,420	1,881	3,071	(22,021)	—
Information technology and operations	7,538	497	2,335	4,436	(14,806)	—
Other allocated expenses	8,193	1,732	2,910	4,032	(16,867)	—
Total non-interest expense allocations	31,380	3,649	7,126	11,539	(53,694)	—
Income before taxes	94,390	38,715	9,241	10,643	6,664	159,653
Income tax expense	23,068	9,440	2,247	2,566	1,607	38,928
Net income	$71,322	$29,275	$6,994	$8,077	$5,057	$120,725

	Six months ended June 30, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$726	$96,775	$57,081	$64,897	$63,471	$282,950
Interest allocation	138,002	(47,848)	(33,319)	(34,663)	(22,172)	—
Interest expense	85,557	—	2,531	20	5,607	93,715
Net interest income	53,171	48,927	21,231	30,214	35,692	189,235
Provision for credit losses(1)	89,101	192	(214)	2,189	(52)	91,216
Non-interest income(1)	159,249	2,803	354	4,785	194	167,385
Direct non-interest expense
Salaries and employee benefits	8,730	2,374	5,345	9,978	44,376	70,803
Data processing expense	622	82	990	4	734	2,432
Software	306	53	1,483	979	7,336	10,157
Other	5,599	2,809	594	4,258	13,865	27,125
Total direct non-interest expense	15,257	5,318	8,412	15,219	66,311	110,517
Income before non-interest expense allocations	108,062	46,220	13,387	17,591	(30,373)	154,887
Non-interest expense allocations:
Risk, financial crimes, and compliance	14,529	1,180	1,627	2,662	(19,998)	—
Information technology and operations	7,119	389	3,051	4,111	(14,670)	—
Other allocated expenses	8,178	1,657	3,444	3,884	(17,163)	—
Total non-interest expense allocations	29,826	3,226	8,122	10,657	(51,831)	—
Income before taxes	78,236	42,994	5,265	6,934	21,458	154,887
Income tax expense	19,140	10,518	1,288	1,696	5,251	37,893
Net income	$59,096	$32,476	$3,977	$5,238	$16,207	$116,994

_______________
(1) The following table summarizes the Non-interest income of the Fintech segment from the above segment net income tables. Fintech loan credit enhancement income represents the estimated recovery from a Fintech partner for losses on Fintech loans, where the measurement of the expected loan loss recorded in Provision for credit losses and estimated recovery from credit enhancement are based on the same estimate. The remaining amount of Fintech non-interest income is other fee income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fintech loan credit enhancement	$25,766	$43,233	$54,609	$89,101
Fintech - other fee income	41,600	35,674	81,188	70,148
Fintech - Non-interest income, total	$67,366	$78,907	$135,797	$159,249

	June 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Total assets	$1,014,634	$2,396,193	$2,081,888	$1,772,547	$1,950,715	$9,215,977
Total liabilities	$7,146,532	$1,350	$240,205	$6,673	$1,115,836	$8,510,596

	December 31, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Total assets	$1,177,306	$2,362,489	$1,981,479	$1,762,882	$2,068,269	$9,352,425
Total liabilities	$7,377,441	$1,817	$269,743	$5,591	$1,008,037	$8,662,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended December, 31, 2025 (the “2025 Form 10-K”) and the interim Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q.
MD&A is organized in the following sections:
•Overview
•Executive Summary
•Results of Operations
•Financial Condition
•Liquidity and Capital Resources
•Asset and Liability Management
Important Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, statements regarding The Bancorp’s business, that are not historical facts, are “forward-looking statements.” These statements may be identified by the use of forward-looking terminology, including, but not limited to the words “intend,” “may,” “believe,” “will,” “expect,” “look,” “anticipate,” “plan,” “estimate,” “continue,” or similar words. Forward-looking statements include but are not limited to, statements regarding our annual fiscal 2026 results, increased growth, profitability, and volumes, and our ability to reallocate or reduce resources, and relate to our current assumptions, projections, and expectations about our business and future events, including current expectations about important economic, political, and technological factors, among other factors, and are subject to risks and uncertainties, which could cause the actual results, events, or achievements to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that could cause results to differ from those expressed in the forward-looking statements also include, but are not limited to, the risks and uncertainties referenced or described in The Bancorp’s filings with the Securities and Exchange Commission, including the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2025 Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission as well as the following:
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
•our focus on growth in fintech solutions and investing in our infrastructure, including through artificial intelligence tools to gain efficiency and productivity, and the future potential impact on our operations and financial condition may result in new operational, legal and financial risks;
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

Overview

We are a Delaware financial holding company, and our primary, wholly owned subsidiary is The Bancorp Bank, National Association. The Bank is a federally chartered commercial bank located in Sioux Falls, South Dakota and is an FDIC insured institution. Most of our revenue and income is currently generated through the Bank. An overview of our operations follows, including discussion of Fintech Solutions and Credit Solutions.
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

Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. As of June 30, 2026, 96% of our total deposits were sourced from the Fintech Solutions business, primarily from program sponsorship.
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

Executive Summary

We remain focused on growing our fintech revenues through new partnerships, products and services. Fintech loans of $901.5 million as of June 30, 2026 increased 32% compared to the June 30, 2025 balance of $680.5 million. Certain loan fees on fintech loans are recorded as non-interest income and totaled $6.5 million for the quarter ended June 30, 2026, a 65% increase compared to $4.0 million for the quarter ended June 30, 2025.
We continue to invest in our infrastructure, with a focus on investing in artificial intelligence tools to gain efficiency and productivity of our people and platform, and reallocating or reducing resources where appropriate. We believe that our infrastructure can accommodate significant additional growth without proportionate increases in expense.
We remain focused on returning capital through share repurchases, and repurchased 870,129 shares of our common stock at an average cost of $57.46 per share during the quarter ended June 30, 2026. Primarily driven by share repurchases, outstanding shares, net of treasury shares at June 30, 2026 decreased 3% to 41.043 million from 42.355 million shares at December 31, 2025.

Financial Highlights

Financial highlights include:

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Results of Operations
Net income	$60.7	$59.8	$120.7	$117.0
Net income per share - basic	$1.46	$1.28	$2.89	$2.49
Net income per share - diluted	$1.45	$1.27	$2.86	$2.46

Key Performance Indicators
Return on assets	2.51%	2.64%	2.53%	2.56%
Return on equity	34.7%	28.4%	34.90%	28.60%
Equity to assets (as of period end)	n/a	n/a	7.65%	9.73%
Net interest margin	3.85%	4.44%	3.86%	4.25%
Average deposits	$8,414	$8,057	$8,366	$8,183
Average loans and leases	$7,629	$6,569	$7,443	$6,478
Non-interest income: fintech fees	$40.9	$35.6	$79.0	$70.1
Prepaid, debit and credit card gross dollar volume (GDV)(1)	$53,453	$43,649	$105,966	$88,299
(1)Gross dollar volume represents the total dollar amount spent on prepaid, debit and credit cards issued by The Bancorp Bank, N.A.
Our net income increased to $60.7 million in the second quarter of 2026 from $59.8 million in the second quarter of 2025, an increase of $0.9 million, or 1.4%.

Earnings per diluted share increased to $1.45 in the second quarter of 2026 from $1.27 in the second quarter of 2025, an increase of 14.2%, driven both by the increase in net income and a 5.4 million decrease in weighted average diluted shares, primarily driven by our share repurchase activity during the year.
Key components of our change in net income between periods include:
•Net interest income decreased $7.0 million, consisting of an $11.1 million decrease in interest income partially offset by a $4.1 million decrease in interest expense. The most significant drivers of the decrease in interest income are $6.9 million lower interest income from deposits driven by elevated average interest-earning deposits from customers in the second quarter of 2025 due to wildfire insurance refund balances, a $3.0 million one-time gain recognized in investment interest income in the second quarter of 2025 from the repayment of a CRE-2 investment security. The decrease in interest expense is primarily driven by $9.6 million lower interest expense on deposit balances partially offset by higher interest expense of $2.7 million from senior debt due to the August 2025 facility upsizing and increase in rate.
•Non-interest income decreased $10.7 million, to $73.0 million in the second quarter of 2026 from $83.7 million in the second quarter of 2025. That decrease is driven by a $17.4 million decrease in Fintech loan credit enhancement income driven by improved performance of fintech loans, partially offset by a $5.3 million increase in total fintech fees primarily driven by volume growth, and a $2.1 million increase in other non-interest income driven by higher other fee income on loans and deposit sweep income.
•Provision for credit losses, total decreased $18.3 million, to $26.1 million in the second quarter of 2026, from $44.4 million in the second quarter of 2025. That decrease includes a $17.4 million decrease in provision for fintech loans, which directly relates to the credit enhancement income decrease outlined above. See further discussion of fintech loans and the related credit enhancement in “Financial Condition—Total Loan Portfolio—Fintech Programs” in this MD&A.
Detailed discussion of our financial results and the drivers of these fluctuations follows in “Results of Operations.”
Our strategic focus on growing our fintech business fee-based income and fintech loan portfolio had an impact on our KPIs as follows:
Average loans and leases grew to $7.63 billion in the second quarter of 2026 from $6.57 billion in the second quarter of 2025, an increase of $1.06 billion or 16.1%, primarily driven by a $853.9 million increase in our average fintech portfolio, reflecting our continued strategic shift towards sponsored lending.
Non-interest income fintech fees increased $5.3 million, or 14.7%, to $40.9 million in the second quarter of 2026, which includes a $2.5 million increase in consumer credit fintech fees and a $2.7 million increase in prepaid, debit card, ACH and other fees. The growth in consumer credit fintech fees reflects continued organic volume growth with existing partners and products and the impact of new products launched within the past year. The growth in prepaid, debit card and related fees is driven by an increase in gross dollar volume (“GDV”) to $53.5 billion, a 22.5% increase from $43.6 billion in the second quarter of 2025. GDV growth may not have a direct impact on the related fee income due to the different product fee structures within the total mix.
Net interest margin decreased to 3.85% in the second quarter of 2026 from 4.44% in the second quarter of 2025, driven by the shift in our loan portfolio to a greater percentage of fintech loans, for which we primarily earn fee income and not interest income, combined with the impact of Federal Reserve rate decreases from the third and fourth quarters of 2025. See further discussion of the growth in Fintech lending contributing to margin compression under “Results of Operations—Net Interest Income—Growth of Fintech Lending” in the following section.
Our efforts to return capital to shareholders through share repurchases have had an impact on our ratio of equity to assets. At June 30, 2026, the ratio of equity to assets was 7.65%, compared to 7.38% at December 31, 2025, primarily driven by reductions in equity from share repurchases partially offset by an increase in equity capital from retained earnings.

Results of Operations - Three Months Ended June 30, 2026 and 2025

Net Interest Income
Our net interest income for the second quarter of 2026 decreased $7.0 million, or 7.2%, to $90.5 million from $97.5 million in the second quarter of 2025.
Growth of Fintech Lending. Our strategy is to continue to drive growth in our Fintech lending business, as seen by the shift in mix to Fintech representing 18.2% of our total average loan portfolio in the second quarter of 2026, compared to 8.2% for the second quarter of 2025. A significant portion of these loans are zero percent interest and, as such, do not recognize interest income, however we do generate fee revenue from these loans, through our partnership agreements. This mix shift to non-interest earning loans results in a reduction of the calculated average rate earned by total loans, average rate earned by our total interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $6.5 million and $4.0 million for the second quarters of 2026 and 2025, respectively.
We expect to continue to increase the proportion of Fintech loans in our portfolio through the remainder of 2026 and beyond, and therefore we expect to see continued compression in our average rate earned on loans, and net interest margin, as the mix of fintech loans continues to grow. However, we also expect growth in our fintech fees within non-interest income driven by the increase in that portfolio.
Interest Income
Interest income for the second quarter of 2026 was $132.0 million, a decrease of $11.1 million from $143.1 million in the second quarter of 2025, primarily driven by $6.9 million lower income on interest-earning deposits and a one-time gain in 2025 of $3.0 million from a CRE-2 investment security, which was repaid in full. In the second quarter of 2025, average deposits on balance sheet from customers of $756.6 million was significantly higher than $155.5 million in second quarter of 2026, driven by higher fintech on-balance sheet volumes.
Interest income from loans was $110.6 million in the second quarter of 2026, $1.7 million lower than $112.3 million in the second quarter of 2025, driven by $4.1 million lower interest earned on non-fintech loans partially offset by $2.3 million higher interest earned on fintech loans. For non-fintech loans, lower interest earned was primarily driven by lower rates, as the average rate decreased to 6.91% for the second quarter of 2026, compared to 7.42% for the second quarter of 2025, while average balance was 3.4% higher. The loan portfolio average rate reflects the impact of Federal Reserve rate decreases which continued in the third and fourth quarters of 2025. For fintech loans, higher interest income of $2.3 million was driven by higher volumes of interest-earning fintech loans. See “Growth of Fintech Lending” discussion above for further information.
Interest Expense
Interest expense for the second quarter of 2026 decreased $4.1 million to $41.6 million from $45.7 million in the second quarter of 2025, driven by $9.6 million lower interest expense on deposits, partially offset by $2.9 million higher interest on short-term borrowings and $2.7 million higher interest expense on senior debt.
Interest expense on deposits was $9.6 million lower, primarily driven by lower rates in 2026. Interest expense on short-term deposits was $2.9 million higher in 2026, as that funding source was utilized to fund higher average loans on balance sheet in the second quarter of 2026, compared to limited utilization in second quarter of 2025. Interest expense on senior debt was $2.7 million higher, due to higher outstanding principal and higher rate on senior debt. In August 2025, $200 million of 7.375% Senior Notes due 2030 were issued, the proceeds of which were used in part to repay at maturity the $100 million of outstanding 4.75% Senior notes due 2025.

Average Daily Balances
The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

(Dollars in thousands)	Three months ended June 30,
	2026			2025			Increase (Decrease) due to:
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Volume	Rate	Total
Assets:
Interest-earning assets:
Non-fintech loans	$6,231,014	$107,634	6.91%	$6,023,895	$111,702	7.42%	$3,841	$(7,909)	$(4,068)
Fintech loans	1,390,866	2,834	0.82%	$536,978	486	0.36%	773	1,575	2,348
Loans, net of deferred loan fees and costs(1)	7,621,880	110,468	5.80%	6,560,873	112,188	6.84%	4,614	(6,334)	(1,720)
Leases-bank qualified(2)	7,028	146	8.31%	7,723	174	9.01%	(16)	(12)	(28)
Investment securities-taxable(3)	1,619,710	19,924	4.92%	1,462,603	22,393	6.12%	2,405	(1,857)	548
Investment securities-nontaxable(2)	12,648	197	6.23%	8,385	131	6.25%	67	(1)	66
Interest-earning deposits	155,465	1,386	3.57%	756,603	8,326	4.40%	(6,615)	(325)	(6,940)
Total interest-earning assets	9,416,731	132,121	5.61%	8,796,187	143,212	6.51%	455	(8,529)	(8,074)

Allowance for credit losses	(55,726)			(52,444)
Other assets	342,586			344,627
Total assets	$9,703,591			$9,088,370

Liabilities and shareholders' equity:
Demand and interest checking	$8,311,353	$33,400	1.61%	$7,991,121	$43,402	2.17%	$1,739	$(11,741)	$(10,002)
Savings and money market	102,639	934	3.64%	65,637	561	3.42%	316	57	373
Total deposits	8,413,992	34,334	1.63%	8,056,758	43,963	2.18%	2,055	(11,684)	(9,629)
Short-term borrowings	302,236	2,949	3.90%	439	5	4.56%	3,437	(493)	2,944
Long-term borrowings	10,146	147	5.80%	13,957	198	5.67%	(54)	3	(51)
Subordinated debt	13,401	236	7.04%	13,401	257	7.67%	—	(21)	(21)
Senior debt	196,391	3,917	7.98%	96,333	1,233	5.12%	1,281	1,403	2,684
Total deposits and liabilities	8,936,166	41,583	1.86%	8,180,888	45,656	2.23%	6,719	(10,792)	(4,073)

Other liabilities	66,260			62,505
Total liabilities	9,002,426			8,243,393

Shareholders' equity	701,165			844,977
	$9,703,591			$9,088,370
Net interest income on tax equivalent basis(2)		$90,538			$97,556		$(6,264)	$2,263	$(4,001)
Tax equivalent adjustment		72			64
Net interest income		$90,466			$97,492

Net interest margin(2)			3.85%			4.44%
_________
(1)Includes commercial loans, at fair value and non-accrual loans.
(2)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2026 and 2025.
(3)Interest income in the second quarter of 2025 includes $3.0 million from a security that was known as “CRE-2” and which was related to the Company’s discontinued commercial real estate securitization business. CRE-2 was repaid in full in the quarter resulting in a one-time gain of $3.0 million, which was excluded from change due to rate in the above analysis.
For the second quarter of 2026 compared to second quarter of 2025, average interest-earning assets increased $620.5 million, reflecting a $1.06 billion increase in average loans and leases and a $161.4 million increase in average investment securities, partially offset by a decrease in average interest-earning deposits of $601.1 million. For those respective periods, average deposits and liabilities increased $755.3 million, driven by a $357.2 million increase in deposits, $301.8 million increase in short-term borrowings and a $100.1 million increase in senior debt.

Net Interest Margin

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the second quarter of 2026 was 3.85% compared to 4.44% for the second quarter of 2025, a decrease of 59 basis points. The average yield on interest-earning assets decreased 90 basis points, due to the shift of our portfolio mix to more fintech loans where we primarily earn fee income as discussed further under “Growth of Fintech Lending” above, plus lower market short-term interest rates. In addition, the cost of deposits and interest-bearing liabilities decreased 37 basis points, or a net change of 53 basis points, driven primarily by a 55 basis point decrease in average rate on deposits primarily due to a lower rate environment in the second quarter of 2026.
Provision for Credit Losses
Our provision for credit losses was $26.1 million for the second quarter of 2026, a decrease of $18.3 million compared to a provision of $44.4 million for the second quarter of 2025. The decrease is primarily attributable to $17.4 million lower provision for fintech loans driven by improved performance of that loan portfolio. The lower fintech loan provision correlates to a lower amount of related non-interest income from a credit enhancement contractually provided by a third party. Accordingly, there was no related net impact from these amounts. See further discussion of this program in “Financial Condition—Allowance for Credit Loss—Fintech Programs” in MD&A.
In addition, the provision for credit losses on non-fintech loans was $0.4 million in the second quarter of 2026 compared to provision expense of $1.5 million in the second quarter of 2025.
For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 5. Loans, net” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Interest Income
Non-interest income was $73.0 million in the second quarter of 2026, a decrease of $10.7 million compared to $83.7 million in the second quarter of 2025. The decrease between those respective periods is primarily driven by a $17.4 million decrease in fintech loan credit enhancement income, which was partially offset by $5.3 million in higher total fintech fees and $2.1 million of higher other non-interest income.
Fintech loan credit enhancement income decreased $17.4 million driven by improved performance of fintech loans, which correlates to a like amount for provision for credit losses on fintech loans. See further discussion above under “Provision for Credit Losses.”
Total fintech fees increased $5.3 million, which includes a $1.7 million increase in prepaid, debit card and related fees, or 6.4%, to $27.8 million for the second quarter of 2026, compared to $26.1 million in the second quarter of 2025, driven by higher transaction volume from new clients and organic growth from existing clients. In addition, ACH, card and other payment processing fees increased $1.0 million, or 17.9%, to $6.6 million for the second quarter of 2026, compared to $5.6 million in the second quarter of 2025, reflecting an increase in rapid funds transfer volume. Consumer credit fintech fees increased $2.5 million, or 64.9%, to $6.5 million for the second quarter of 2026, compared to $4.0 million in the second quarter of 2025, reflecting increased loan volume.
Other non-interest income increased $2.1 million for the second quarter of 2026, compared to the second quarter of 2025, primarily driven by $1.3 million higher other fee income from loans and $0.7 million of fees earned on deposit sweeps.

Non-Interest Expense
The following table presents the principal categories of non-interest expense for the periods indicated:

	Three months ended June 30, 2026
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$37,426	$37,134	$292
Depreciation	1,230	1,125	105
Rent and related occupancy cost	1,668	1,717	(49)
Data processing expense	1,387	1,227	160
Audit expense	498	545	(47)
Legal expense	1,221	1,863	(642)
FDIC insurance	1,106	1,202	(96)
Software	5,632	5,144	488
Insurance	1,069	1,145	(76)
Telecom and IT network communications	292	308	(16)
Consulting	147	436	(289)
Other	4,800	5,377	(577)
Total non-interest expense	$56,476	$57,223	$(747)
Total non-interest expense was $56.5 million for the second quarter of 2026, a decrease of $0.7 million, or 1.3%, compared to $57.2 million for the second quarter of 2025. The decrease reflects a $0.6 million decrease in legal expense due to higher costs in 2025 for payments related matters and regulatory filings.
Income Taxes
Income tax expense was $20.3 million for the second quarter of 2026 compared to $19.8 million in the second quarter of 2025. Our effective tax rate was 25.1%, and 24.9% in the second quarters of 2026 and 2025, respectively, based on a 21% federal tax rate and the impact of various state income taxes.

Results of Operations - Six Months Ended June 30, 2026 and 2025

Net Interest Income
Our net interest income for the six months ended June 30, 2026 decreased $10.0 million, or 5.3%, to $179.3 million from $189.2 million in the six months ended June 30, 2025.
Growth of Fintech Lending. Our strategy is to continue to drive growth in our Fintech lending business, as seen in the shift in mix to Fintech representing 16.8% of our total average loan portfolio in the six months ended June 30, 2026, compared to 7.8% for the six months ended June 30, 2025. A significant portion of these loans are zero percent interest and, as such, do not recognize interest income, however we do generate fee revenue from these loans, through our partnership agreements. The shift to non-interest earning loans results in a reduction of the calculated average rate earned by total loans, average rate earned by our total interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $12.1 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively.
We expect to continue to increase the proportion of Fintech loans in our portfolio for the remainder of 2026 and beyond, and therefore we expect to see continued compression in our average rate earned on loans, and net interest margin, as the mix of fintech loans continues to grow. However, we also expect growth in our fintech fees within non-interest income driven by the increase in that portfolio.
Interest Income
Interest income for the six months ended June 30, 2026 was $261.8 million, a decrease of $21.2 million from $283.0 million in the six months ended June 30, 2025, primarily driven by $17.4 million lower income on interest-earning deposits and a one-time gain in 2025 of $3.0 million from a CRE-2 investment security which was repaid in full. In the six months ended June 30, 2025, average interest earning deposits on balance sheet of $945.5 million was significantly higher than $202.5 million in six months ended June 30, 2026, driven by one-time volumes from wildfire insurance refunds and higher fintech on-balance sheet volumes.
Interest income from loans was $218.1 million in the six months ended June 30, 2026, $3.1 million lower than $221.2 million in the six months ended June 30, 2025, driven by $7.0 million lower interest earned on non-fintech loans partially offset by $3.9 million higher interest earned on fintech loans. For non-fintech loans, lower interest earned was primarily driven by lower rates, as the average rate decreased to 6.90% for the six months ended June 30, 2026, compared to 7.38% for the six months ended June 30, 2025, while average balance was 3.6% higher. The loan portfolio average rate reflects the impact of Federal Reserve rate decreases which continued in the third and fourth quarters of 2025. For fintech loans, higher interest income of $3.9 million was driven by higher volumes of interest-earning fintech loans. See “Growth of Fintech Lending” discussion above for further information.
Interest Expense
Interest expense for the six months ended June 30, 2026 decreased $11.1 million to $82.6 million from $93.7 million in the six months ended June 30, 2025, driven by $20.7 million lower interest expense on deposits, partially offset by $4.3 million higher interest on short-term borrowings and $5.3 million higher interest expense on senior debt.
Interest expense on deposits was $20.7 million lower due to higher average balance of deposits in 2025 related to wildfire insurance refunds, and lower rates in 2026. Interest expense on short-term borrowings was $4.3 million higher in 2026, as that funding source was utilized to fund higher average loans on balance sheet in the six months ended June 30, 2026, compared to limited utilization in 2025. Interest expense on senior debt was $5.3 million higher, due to higher outstanding principal and higher rate on senior debt. In August 2025, $200 million of 7.375% Senior Notes due 2030 were issued, the proceeds of which were used in part to repay at maturity the $100 million of outstanding 4.75% Senior notes due 2025.

Average Daily Balances
The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2026			2025			Increase (Decrease) due to:
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Volume	Rate	Total
Assets:
Interest-earning assets:
Non-fintech loans	$6,182,243	$213,232	6.90%	$5,969,155	$220,265	7.38%	$7,863	$(14,896)	$(7,033)
Fintech loans	1,253,763	4,660	0.74%	502,087	725	0.29%	1,085	2,850	3,935
Loans, net of deferred loan fees and costs(1)	7,436,006	217,892	5.86%	6,471,242	220,990	6.83%	8,948	(12,046)	(3,098)
Leases-bank qualified(2)	6,975	298	8.54%	6,793	313	9.22%	8	(23)	(15)
Investment securities-taxable(3)	1,640,946	39,844	4.86%	1,475,892	40,520	5.49%	4,531	(2,190)	2,341
Investment securities-nontaxable(2)	11,543	362	6.27%	7,326	236	6.44%	136	(10)	126
Interest-earning deposits	202,480	3,582	3.54%	945,453	21,006	4.44%	(16,507)	(917)	(17,424)
Total interest-earning assets	9,297,950	261,978	5.64%	8,906,706	283,065	6.36%	(2,884)	(15,186)	(18,070)

Allowance for credit losses	(55,680)			(48,700)
Other assets	362,748			354,939
Total assets	$9,605,018			$9,212,945

Liabilities and shareholders' equity:
Demand and interest checking	$8,200,639	$66,610	1.62%	$8,082,390	$88,447	2.19%	$1,294	$(23,131)	$(21,837)
Savings and money market	164,954	3,013	3.65%	100,966	1,891	3.75%	1,198	(76)	1,122
Total deposits	8,365,593	69,623	1.66%	8,183,356	90,338	2.21%	2,492	(23,207)	(20,715)
Short-term borrowings	224,492	4,330	3.86%	220	5	4.55%	5,097	(772)	4,325
Long-term borrowings	11,907	344	5.78%	14,003	393	5.61%	(59)	10	(49)
Subordinated debt	13,401	471	7.03%	13,401	512	7.64%	—	(41)	(41)
Senior debt	196,297	7,792	7.94%	96,289	2,467	5.12%	2,562	2,763	5,325
Total deposits and liabilities	8,811,690	82,560	1.87%	8,307,269	93,715	2.26%	10,092	(21,247)	(11,155)

Other liabilities	95,739			80,651
Total liabilities	8,907,429			8,387,920

Shareholders' equity	697,589			825,025
	$9,605,018			$9,212,945
Net interest income on tax equivalent basis(2)		$179,418			$189,350		$(12,976)	$6,061	$(6,915)
Tax equivalent adjustment		138			115
Net interest income		$179,280			$189,235

Net interest margin(2)			3.86%			4.25%
(1)Includes commercial loans, at fair value and non-accrual loans.
(2)Full taxable equivalent basis, using 21% respective statutory federal tax rates in 2026 and 2025.
(3)Interest income in 2025 includes $3.0 million from a security that was known as “CRE-2” and which was related to the Company’s discontinued commercial real estate securitization business. CRE-2 was repaid in full in the second quarter of 2025, resulting in a one-time gain of $3.0 million, which was excluded from change due to rate in the above analysis.
For the six months ended June 30, 2026 compared to six months ended June 30, 2025, average interest-earning assets increased $391.2 million, reflecting a $964.9 million increase in average loans and leases and a $169.3 million increase in average investment securities, partially offset by a decrease in average interest-earning deposits of $743.0 million. For those respective periods, average deposits and liabilities increased $504.4 million, primarily driven by a $224.3 million increase in short-term borrowings and a $100.0 million increase in senior debt.

Net Interest Margin
Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the six months ended June 30, 2026 was 3.86% compared to 4.25% for the six months ended June 30, 2025, a decrease of 39 basis points. The average yield on interest-earning assets decreased 72 basis points, due to the shift of our portfolio mix to more fintech loans where we primarily earn fee income as discussed further under “Growth of Fintech Lending” above, plus lower market short-term interest rates. In addition, the cost of deposits and interest-bearing liabilities decreased 39 basis points, or a net change of 33 basis points, driven primarily by a 55 basis point decrease in average rate on deposits primarily due to a lower rate environment in the six months ended June 30, 2026.
Provision for Credit Losses
Our provision for credit losses was $53.7 million for the six months ended June 30, 2026, a decrease of $37.5 million compared to a provision of $91.2 million for the six months ended June 30, 2025. The decrease is primarily attributable to $34.5 million lower provision for fintech loans driven by improved performance of that loan portfolio. The lower fintech loan provision correlates to a lower amount of related non-interest income from a credit enhancement contractually provided by a third party. Accordingly, there was no related net impact from these amounts. See further discussion of this program in “Financial Condition—Allowance for Credit Loss—Fintech Programs” in MD&A.
In addition, the provision for credit losses on non-fintech loans was a release of $1.0 million in the six months ended June 30, 2026 compared to provision expense of $2.4 million in the six months ended June 30, 2025. The provision release in the six months ended June 30, 2026 is primarily driven by improvements in credit quality of the direct lease financing portfolio.
For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Interest Income
Non-interest income was $145.6 million in the six months ended June 30, 2026, a decrease of $21.8 million compared to $167.4 million in the six months ended June 30, 2025. The decrease between those respective periods is primarily driven by a $34.5 million decrease in fintech loan credit enhancement income, which was partially offset by $8.9 million in higher total fintech fees and $4.8 million of higher other non-interest income.
Fintech loan credit enhancement income decreased $34.5 million driven by improved performance of fintech loans, which correlates to a like amount for provision for credit losses on fintech loans. See further discussion above under “Provision for Credit Losses.”
Total fintech fees increased $8.9 million, which includes a $2.7 million increase in prepaid, debit card and related fees, or 5.1%, to $54.5 million for the six months ended June 30, 2026, compared to $51.8 million in the six months ended June 30, 2025, driven by higher transaction volume from new clients and organic growth from existing clients. In addition, ACH, card and other payment processing fees increased $1.7 million, or 15.5%, to $12.4 million for the six months ended June 30, 2026, compared to $10.7 million in the six months ended June 30, 2025, reflecting an increase in rapid funds transfer volume. Consumer credit fintech fees increased $4.5 million to $12.1 million for the six months ended June 30, 2026, compared to $7.6 million in the six months ended June 30, 2025, reflecting increased loan volume.
Other non-interest income increased $4.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by $2.5 million higher other fee income from loans and $1.6 million of fees earned on deposit sweeps.

Non-Interest Expense
The following table presents the principal categories of non-interest expense for the periods indicated:

	Six months ended June 30, 2026
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$74,903	$70,803	$4,100
Depreciation	2,475	2,229	246
Rent and related occupancy cost	3,359	3,285	74
Data processing expense	2,696	2,432	264
Audit expense	1,139	1,199	(60)
Legal expense	2,811	3,820	(1,009)
Legal settlement (reimbursement)	(2,000)	—	(2,000)
FDIC insurance	2,357	2,255	102
Software	11,001	10,157	844
Insurance	2,251	2,402	(151)
Telecom and IT network communications	576	641	(65)
Consulting	357	892	(535)
Other	9,577	10,402	(825)
Total non-interest expense	$111,502	$110,517	$985
Total non-interest expense was $111.5 million for the six months ended June 30, 2026, an increase of $1.0 million, or 0.9%, compared to $110.5 million for the six months ended June 30, 2025. The increase reflects $4.1 million higher salaries and benefits expense primarily driven by higher costs from incentive compensation accruals and costs related to organization changes, partially offset by a $2.0 million legal settlement reimbursement from insurance in the first quarter of 2026 related to a legal settlement that was previously expensed in fourth quarter of 2025 and a $1.0 million decrease in legal expense due to higher costs in 2025 for payments related matters and regulatory filings.
Income Taxes
Income tax expense was $38.9 million for the six months ended June 30, 2026 compared to $37.9 million in the six months ended June 30, 2025. Our effective tax rate was 24.4% and 24.5% in the six months ended June 30, 2026 and 2025, respectively, based on a 21% federal tax rate and the impact of various state income taxes.

Financial Condition

Total Assets
Total assets at June 30, 2026 were $9.22 billion, a $136.4 million decrease from $9.35 billion at December 31, 2025. The change in total assets was primarily driven by a $40.1 million decrease in our total loan portfolio and a $56.9 million decrease in investment securities.
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
Investment Securities
The following table presents a summary of our available-for-sale investment securities, by major category:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
U.S. Government agency securities	$22,524	$25,109
Asset-backed securities	226,569	234,101
Tax-exempt obligations of states and political subdivisions	14,636	9,636
Taxable obligations of states and political subdivisions	16,671	18,927
Residential mortgage-backed securities	434,913	464,323
Collateralized mortgage obligation securities	51,512	57,580
Commercial mortgage-backed securities	848,065	862,074
Total Investment securities available for sale, at fair value	$1,614,890	$1,671,750
The following table shows the contractual maturity distribution and the weighted average yield of our investment securities as of June 30, 2026 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

(Dollars in thousands)	Zero to one year		After one to five years		After five to ten years		Over ten years
	Balance	Average yield	Balance	Average yield	Balance	Average yield	Balance	Average yield	Total balance
U.S. Government agency securities	$—	—	$3,518	2.82%	$12,812	4.83%	$6,194	3.35%	$22,524
Asset-backed securities	1,464	5.33%	5,591	5.49%	59,273	5.47%	160,241	5.31%	226,569
Tax-exempt obligations of states and political subdivisions(1)	1,157	2.30%	—	—	1,993	3.87%	11,486	4.53%	14,636
Taxable obligations of states and political subdivisions	10,166	3.72%	4,364	3.45%	—	—	2,141	6.00%	16,671
Residential mortgage-backed securities	3	2.40%	—	—	1,962	4.90%	432,948	4.98%	434,913
Collateralized mortgage obligation securities	21	2.06%	—	—	3	3.07%	51,488	4.15%	51,512
Commercial mortgage-backed securities	9,482	2.39%	291,164	4.38%	420,824	4.70%	126,595	4.00%	848,065
Total	$22,293		$304,637		$496,867		$791,093		$1,614,890
Weighted average yield		3.19%		4.36%		4.79%		4.82%
(1)If adjusted to their taxable equivalents, yields would approximate 2.91%, 4.90%, and 5.73% for zero to one year, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Total Loan Portfolio
The following table summarizes our loan portfolio, by loan category (dollars in thousands):

	June 30 2026	December 31 2025
Loans recorded at amortized cost:
Small business loans (SBL) non-real estate	$255,424	$235,282
SBL commercial mortgage	757,154	749,234
SBL construction	21,686	22,382
SBLs	1,034,264	1,006,898
Direct lease financing	670,902	685,422
SBLOC / IBLOC(1)	1,825,301	1,669,985
Advisor financing	240,049	294,236
Real estate bridge lending (REBL)	2,233,688	2,188,952
Fintech	901,502	1,097,998
Other loans(2)	152,604	157,416
	7,058,310	7,100,907
Unamortized loan fees and costs	15,596	15,769
Total loans, net of deferred loan fees and costs	$7,073,906	$7,116,676

Commercial loans, at fair value:
SBLs, at fair value	$60,617	$68,374
REBL, at fair value	53,545	71,015
Total commercial loans, at fair value	$114,162	$139,389

Total loan portfolio	$7,188,068	$7,256,065
(1)Includes Securities-backed lines of credit (SBLOC) and Insurance policy cash value-backed lines of credit (IBLOC).
(2) As of June 30, 2026 and December 31, 2025, Other loans includes $110.0 million and $110.7 million, respectively, related to warehouse financing of REBL loan sales to third-party purchasers.
The majority of our loan portfolio is recorded at amortized cost and recognized net of an allowance for credit loss. Loans, net of deferred loan fees and costs decreased to $7.07 billion at June 30, 2026 from $7.12 billion at December 31, 2025. This $42.8 million decrease is primarily driven by a decrease in fintech loans of $196.5 million, partially offset by a $155.3 million increase in SBLOC/IBLOC. The decline in fintech loans was primarily attributable to a change in payment processing, which impacted period-end balances and did not reflect a change in underlying customer activity.

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held for investment on the balance sheet. These loans continue to be recognized at fair value, and this portfolio declined $25.2 million from December 31, 2025, as this portfolio continues to runoff. All originations are now being recognized at amortized cost.
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
•REBL are primarily collateralized by apartment buildings, or other commercial real estate; and
•Direct lease financing are collateralized primarily by vehicles or equipment.
Fintech loans include secured credit card accounts of $336.3 million and $729.1 million as of June 30, 2026 and December 31, 2025, respectively, which are backed dollar-for-dollar by cash collateral by each individual cardholder that are recognized as deposits on our Condensed Consolidated Balance Sheets, and these loans are required to be repaid in full monthly. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturity from 30 to 365 days. All fintech loans are covered by credit enhancement agreements, as discussed further below under “Fintech Programs.”
The following table summarizes the concentration by state of our real estate bridge loans (dollars in thousands):

	As of June 30, 2026
	Balance	Origination date LTV
REBL concentration by state:
Texas	$600,157	72%
Georgia	346,616	72%
Florida	276,253	67%
Missouri	108,056	74%
Michigan	98,090	64%
Ohio	95,889	71%
Other States each <$90 million	708,627	70%
Total	$2,233,688

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

	June 30, 2026
	Within one year	One to five years	After five but within 15 years	After 15 years	Total
	(Dollars in thousands)
Loans, net of deferred loan fees and costs:
SBL non-real estate	$336	$13,433	$241,655	$—	$255,424
SBL commercial mortgage	12,402	39,638	262,402	442,712	757,154
SBL construction	1,290	—	7,133	13,263	21,686
Direct lease financing	123,051	528,362	19,489	—	670,902
SBLOC / IBLOC	1,825,301	—	—	—	1,825,301
Advisor financing	3,347	118,042	118,660	—	240,049
Real estate bridge lending	887,269	1,346,419	—	—	2,233,688
Fintech	901,502	—	—	—	901,502
Other loans	83,217	48,682	11,820	8,885	152,604
Commercial loans, at fair value	12,757	54,866	12,763	33,776	114,162
Total	$3,850,472	$2,149,442	$673,922	$498,636	$7,172,472
Unamortized loan fees and costs					15,596
Total loan portfolio					$7,188,068

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$967	$—	$—	$967
SBL commercial mortgage		7,467	2,417	—	9,884
Direct lease financing		507,398	16,569	—	523,967
Advisor financing		117,564	117,804	—	235,368
Real estate bridge lending		1,076,711	—	—	1,076,711
Other loans		3,132	5,298	6,089	14,519
Commercial loans, at fair value		42,409	—	—	42,409
Total loans with fixed rates		$1,755,648	$142,088	$6,089	$1,903,825

Variable rates
SBL non-real estate		$12,466	$241,655	$—	$254,121
SBL commercial mortgage		32,171	259,985	442,712	734,868
SBL construction		—	7,133	13,263	20,396
Direct lease financing		20,964	2,920	—	23,884
Advisor financing		478	856	—	1,334
Real estate bridge lending		269,708	—	—	269,708
Other loans		45,550	6,522	2,796	54,868
Commercial loans, at fair value		12,457	12,763	33,776	58,996
Total with variable rates		$393,794	$531,834	$492,547	$1,418,175

Total maturities after one year		$2,149,442	$673,922	$498,636	$3,322,000

Portfolio Performance
Loans are considered to be non-performing if they are on a non-accrual basis or are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection.
The following table summarizes our non-performing assets, with discussion of significant changes between periods to follow (dollars in thousands):

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans:
SBL non-real estate	$10,756	$8,639
SBL commercial mortgage	26,868	21,977
SBL construction	2,660	2,660
Direct lease financing	9,120	12,066
SBLOC/IBLOC	—	446
Real estate bridge lending	22,454	9,755
Other loans	390	142
Total non-accrual loans	72,248	55,685

Loans past due 90 days or more and still accruing	2,305	18,199
Total non-performing loans	74,553	73,884
Other real estate owned (OREO)	62,011	60,695
Total non-performing assets	$136,564	$134,579
Non-accrual loans increased $16.6 million, primarily driven by a $12.7 million increase in REBL loans and $4.9 million increase in SBL commercial mortgage.
Loans past due 90 days or more still accruing interest amounted to $2.3 million at June 30, 2026 and $18.2 million at December 31, 2025. The $15.9 million decrease is primarily driven by a $14.5 million REBL loan that left 90 days or more past due status after we entered into a loan agreement with a new borrower with greater financial capacity.
We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At June 30, 2026, there were $146.7 million of loans classified as special mention and substandard in total, a decrease of $47.8 million, or 24.6%, from $194.5 million at December 31, 2025. The decrease is primarily driven by a $37.3 million decrease in criticized Real estate bridge loans.
See “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on classified loans.
Asset Quality Ratios
The following tables summarize select asset quality ratios for the periods indicated:

	As of
	June 30, 2026			December 31, 2025
	Total	Fintech	Non-fintech	Total	Fintech	Non-fintech
ACL to loans	0.90%	3.41%	0.53%	0.93%	2.84%	0.58%

Non-performing loan ratios:
ACL to non-performing loans	85.2%	n/m(1)	45.0%	89.6%	n/m(1)	48.8%
Non-performing loans to total loans(2)	1.05%	0.20%	1.18%	1.04%	0.18%	1.19%
Non-performing assets to total assets(1)	1.48%			1.44%
___________________
(1)ACL to non-performing loan ratio for Fintech is not meaningful primarily due to the short duration of those loans.
(2)Includes loans 90 days past due still accruing interest.

	Six Months Ended June 30,
	2026			2025
	Total	Fintech	Non-fintech	Total	Fintech	Non-fintech
Net charge-offs to average loans (annualized)	1.54%	8.78%	0.04%	2.45%	29.89%	0.07%
Allowance for Credit Losses (“ACL”) to total loans decreased slightly to 0.90% at June 30, 2026 compared to 0.93% at December 31, 2025. The fintech ACL to Loans ratio increased to 3.41% as of June 30, 2026 from 2.84% at December 31, 2025 as the ACL did not decrease proportional to the decrease in this population.
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
ACL to non-performing loans—Total decreased to 85.2% at June 30, 2026 from 89.6% at December 31, 2025, and for non-fintech, the ratios are 45.0% and 48.8% for the respective periods. Non-performing loans are subject to specific review when preparing our allowance for credit losses estimate. We assess the collectability of the receivables, the nature of the non-performance status, the loan to collateral value, and other factors, when determining whether a specific reserve is required. The ACL as of June 30, 2026 declined as the 4% decrease in the ACL was greater than the 1% increase in non-performing loans.
Non-performing loans to total loans increased to 1.05% at June 30, 2026, from 1.04% at December 31, 2025.
Non-performing assets to total assets ratio increased to 1.48% at June 30, 2026 from 1.44% at December 31, 2025.
See further discussion of the non-performing loan population directly above under “Portfolio Performance.”
Net charge-offs to average loans was 1.51% for the six months ended June 30, 2026 compared to 2.38% for the six months ended June 30, 2025.
Fintech net charge-offs to average loans of 8.78% for the six months ended June 30, 2026 was an improvement from 29.89% for the six months ended June 30, 2025, driven by improved performance of unsecured loans. Any net charge-offs on fintech loans are covered by credit enhancement agreements, through which a partner of the Fintech business covers incurred losses on such fintech loans. The measurement of the ACL for fintech loans and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our income statement. See “Total Loan Portfolio—Fintech Programs” for further discussion of the credit enhancement.
Excluding fintech loans, net charge-offs to average loans was 0.04% for the six months ended June 30, 2026 and 0.06% for the six months ended June 30, 2025. The decline is primarily driven by improved performance of the direct lease financing portfolio.

Non-Accrual and 90+ Days Past Due Loans
The following tables summarize non-accrual loans and loans past due 90 days or more still accruing interest, by year of origination:

	As of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	—	746	4,522	4,543	945		10,756
Total SBL non-real estate	—	—	746	4,522	4,543	945	—	10,756

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	697	10,600	7,596	7,975		26,868
Total SBL commercial mortgage	—	—	697	10,600	7,596	7,975	—	26,868

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	2,660	—	2,660
Total SBL construction	—	—	—	—	—	2,660	—	2,660

90+ Days past due	248	—	50	152	50	6	—	506
Non-accrual	—	—	1,020	5,157	2,396	547	—	9,120
Total direct lease financing	248	—	1,070	5,309	2,446	553	—	9,626

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	—	—	—	—	—	—	—

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	12,700	9,754	—	22,454
Total real estate bridge lending	—	—	—	—	12,700	9,754	—	22,454

90+ Days past due	1,313	485	—	—	—	—	—	1,798
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	1,313	485	—	—	—	—	—	1,798

90+ Days past due	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	390	—	390
Total other loans	—	—	—	—	—	391	—	391

Total 90+ Days past due	$1,561	$485	$50	$152	$50	$7	$—	$2,305
Total Non-accrual	$—	$—	$2,463	$20,279	$27,235	$22,271	$—	$72,248

	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total

90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	405	3,109	2,705	1,360	1,060	—	8,639
Total SBL non-real estate	—	405	3,109	2,705	1,360	1,060	—	8,639

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	706	5,318	7,596	6,049	2,308	—	21,977
Total SBL commercial mortgage	—	706	5,318	7,596	6,049	2,308	—	21,977

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	1,950	710	—	2,660
Total SBL construction	—	—	—	—	1,950	710	—	2,660

90+ Days past due	120	—	92	98	—	1,147	—	1,457
Non-accrual	—	1,696	6,302	3,254	787	27	—	12,066
Total direct lease financing	120	1,696	6,394	3,352	787	1,174	—	13,523

90+ Days past due	—	—	—	—	—	—	251	251
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	697	697

90+ Days past due	—	—	—	—	14,459	—	—	14,459
Non-accrual	—	—	—	—	9,755	—	—	9,755
Total real estate bridge lending	—	—	—	—	24,214	—	—	24,214

90+ Days past due	2,030	—	—	—	—	—	—	2,030
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	2,030	—	—	—	—	—	—	2,030

90+ Days past due	—	—	—	—	—	2	—	2
Non-accrual	—	—	—	—	—	142	—	142
Total other loans	—	—	—	—	—	144	—	144

Total 90+ Days past due	$2,150	$—	$92	$98	$14,459	$1,149	$251	$18,199
Total Non-accrual	$—	$2,807	$14,729	$13,555	$19,901	$4,247	$446	$55,685

Allowance for Credit Losses
We review the adequacy of our ACL on at least a quarterly basis to determine a provision for credit losses to maintain our ACL at a level we believe is appropriate to recognize current expected credit losses. A summary of loans recorded at amortized cost and the allowance follows (dollars in thousands):

	June 30, 2026			December 31, 2025
	Allowance for credit loss	Loans, net of deferred loan fees and costs	% of total loans	Allowance for credit loss	Loans, net of deferred loan fees and costs	% of total loans
SBL non-real estate	$7,238	$255,424	3.62%	$6,337	$235,282	3.31%
SBL commercial mortgage	3,445	757,154	10.73%	3,118	749,234	10.55%
SBL construction	210	21,686	0.30%	235	22,382	0.32%
Total SBLs	10,893	1,034,264	14.65%	9,690	1,006,898	14.18%
Direct lease financing	12,216	670,902	9.51%	15,675	685,422	9.65%
SBLOC / IBLOC	913	1,825,301	25.86%	1,041	1,669,985	23.52%
Advisor financing	1,800	240,049	3.40%	2,207	294,236	4.14%
Real estate bridge lending	6,485	2,233,688	31.65%	5,949	2,188,952	30.83%
Fintech	30,733	901,502	12.77%	31,137	1,097,998	15.46%
Other loans	455	152,604	2.16%	501	157,416	2.22%
Total loans	$63,495	$7,058,310	100.00%	$66,200	$7,100,907	100.00%

Deferred costs	—	15,596		—	15,769
Total loans, net of deferred costs	$63,495	$7,073,906		$66,200	$7,116,676
The ACL decreased $2.7 million from December 31, 2025, primarily driven by a $3.5 million decrease in reserves on direct lease financing, driven by improved credit performance on the underlying loan portfolio segment.
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
As of June 30, 2026, and December 31, 2025, all fintech loans, both secured and unsecured, are covered by credit enhancement agreements. The third-party agreements governing the fintech loans include provisions for credit enhancements, through which the third party guarantees losses on such fintech loans (either in whole or in part). When a fintech loan meets a defined delinquency level, we recognize a charge-off of the receivable, and the incurred losses are covered by the third party. Any subsequent recoveries from the charged-off loan are credited to the third party.
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
The measurement of the estimated credit losses and the expected recovery from the credit enhancement are based on the same estimate and correlate to like amounts in our financial statements. We recognized credit enhancement assets of $30.7 million and $31.1 million on the Balance Sheets as of June 30, 2026, and December 31, 2025, respectively.
Net Charge-offs
The following tables present a ratio of net charge-offs to average loans outstanding, for each loan category. Average loans excludes commercial loans, at fair value. (dollars in thousands)

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Net charge-offs (recovery)	Average loan balance	Ratio	Net charge-offs	Average loan balance	Ratio
SBL non-real estate	$97	$241,612	0.04%	$110	$197,205	0.06%
SBL commercial mortgage	486	741,100	0.07%	—	692,923	—%
SBL construction	—	19,861	—%	—	32,695	—%
Direct lease financing	789	678,412	0.12%	1,091	699,320	0.16%
SBLOC / IBLOC	446	1,721,861	0.03%	—	1,582,712	—%
Advisor financing	—	274,102	—%	—	273,026	—%
Real estate bridge lending	—	2,214,969	—%	—	2,124,540	—%
Fintech	55,013	1,253,763	4.39%	75,028	567,422	13.22%
Other loans	(500)	155,524	(0.32%)	700	140,637	0.50%
Total	$56,331	$7,301,204	0.77%	$76,929	$6,310,480	1.22%
Net charge-offs were $56.3 million for the six months ended June 30, 2026, a decrease of $20.6 million from net charge-offs of $76.9 million during the six months ended June 30, 2025.
For fintech, in the six months ended June 30, 2026, $55.0 million of net charge-offs were recognized, or an 8.78% ratio to average loans (annualized), compared to $75.0 million, and 29.89% for the prior year period. The improved fintech charge-off levels reflect better credit performance of the unsecured fintech loans.

Excluding fintech, net charge-offs on the remaining portfolio were $1.3 million for the six months ended June 30, 2026 and $1.9 million for the six months ended June 30, 2025.
Deposits
Our primary source of funding is deposit acquisition. At June 30, 2026, we had total deposits of $7.48 billion compared to $8.17 billion at December 31, 2025, which reflected a decrease of $689.3 million, or 8.4%. Due to the nature of our deposit products, daily deposit balances are subject to variability, and deposits averaged $8.41 billion in the second quarter of 2026. As of June 30, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits.
Demand and interest checking is $7.35 billion of total deposits as of June 30, 2026, and primarily consists of balances from prepaid, debit and other payment card accounts that the Bank issues to fund payments for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts. These accounts have an established history of stability and lower cost than certain other types of funding. Deposits also include payment processing balances, funds received as collateral supporting the secured credit card program of our Fintech segment, and small population of traditional deposits.

Savings and money market is $123.1 million of total deposits as of June 30, 2026.
We do not have a traditional branch system. Our deposit accounts are comprised primarily of millions of small transaction-based consumer balances which are obtained through and with the assistance of our partners. We have long-term contractual relationships with the partners of our Fintech business which sponsor such accounts as discussed further in Item 1. “Business—Our Strategies” in our 2025 Form 10-K.
Of our $7.48 billion total deposits at June 30, 2026, the top three affinity groups accounted for approximately $4.72 billion, the next three largest $1.36 billion, and the four subsequent largest $755 million. The top ten partner relationships at June 30, 2026 consisted of $3.70 billion related to payroll, debit, and government-based accounts such as child support, and $3.13 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.
Of our $8.17 billion total deposits at year-end 2025, the top three affinity groups accounted for approximately $3.83 billion, the next three largest $1.35 billion, and the four subsequent largest $812 million. The top ten partner relationships at year end 2025 consisted of $3.20 billion related to payroll, debit, and government-based accounts such as child support, and $2.80 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.
In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategies, which totaled $1.12 billion and $849.9 million as of June 30, 2026 and December 31, 2025, respectively. Such sweeps are utilized to manage our balance sheet composition and deposit portfolio diversity.
The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2026		2025
	Average balance	Average rate	Average balance	Average rate

Demand and interest checking	$8,200,639	1.62%	$8,082,390	2.19%
Savings and money market	164,954	3.65%	100,966	3.75%
Total deposits	$8,365,593	1.66%	$8,183,356	2.21%
Of the demand and interest checking balance shown above, $132.9 million and $138.7 million for 2026 and 2025, respectively, represented balances on which we paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.
Short-term Borrowings
Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $744.0 million and $199.0 million of borrowings with FHLB at June 30, 2026 and December 31, 2025, respectively. Our use of short-term borrowings fluctuates based on our current funding needs for loans. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve.
The following table summarizes short-term borrowings (dollars in thousands):

	Six months ended June 30,
	2026	2025
Short-term borrowings
Balance at period end	$744,000	$—
Average balance year-to-date	224,492	220
Maximum month-end balance	885,000	—
Weighted average rate year-to-date	3.86%	4.55%
Rate at period end	3.94%	—

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
Deposits. Our primary source of funding has been consumer deposits generated through partner relationships. Average total deposits increased by $357.2 million, or 4.4%, to $8.41 billion for the second quarter of 2026 compared to the second quarter of 2025. While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system, but are tied to long-term partner contracts. Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.
As of June 30, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits. We do not believe that such uninsured accounts present a significant liquidity risk.
In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategies, which totaled $1.12 billion and $849.9 million as of June 30, 2026 and December 31, 2025, respectively. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Deposit sweeps represent an amount of deposits that are greater than our current needs to fund our assets. The swept deposits serve as a source of contingent liquidity, as we may move a portion of those deposits back on balance sheet, at our election.
Other Funding Sources. While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding sources, we maintain secured borrowing lines with the FHLB and the Federal Reserve that are collateralized by pledged loans and investment securities. As of June 30, 2026, we had $744.0 million borrowed under these facilities, and based on the current amount of loans and securities pledged there is $3.79 billion of additional available capacity which we can access anytime, which is an increase from $199.0 million borrowed and $3.19 billion available capacity based on assets pledged as of December 31, 2025. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.
Loans. We utilize the deposits that are primarily generated by our Fintech business to fund our credit solutions business and the sponsored lending loans of fintech. Historically, growth in deposits has funded growth of loans. Average loans and leases grew to $7.63 billion in the second quarter of 2026 from $6.57 billion in the second quarter of 2025, an increase of $1.06 billion representing a use of funds.
Investment Securities. One source of contingent liquidity is available-for-sale securities, which amounted to $1.61 billion at June 30, 2026, compared to $1.67 billion at December 31, 2025. In the second quarter of 2026, $9.1 million of securities purchased were exceeded by $49.1 million of securities cash inflows.
Cash. At June 30, 2026, our interest-earning deposits within cash and cash equivalents were $70.6 million, and primarily consisted of deposits with the Federal Reserve. Interest-earning deposit average balances decreased to $155.5 million in the second quarter of 2026 from $756.6 million in the second quarter of 2025.
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
We had outstanding commitments to fund loans, including unused lines of credit, of $2.49 billion as of June 30, 2026. The majority of our commitments are variable rate and originate with SBLOC. The amount of such commitments represents amounts unfunded under existing loan agreements, where there is capacity for the customer to borrow additional amounts as long as there is no violation of any condition of the contract. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.
As of June 30, 2026, we had cash reserves of $11.6 million at the holding company. Stock repurchases along with interest payments on our debt instruments have historically been funded by dividends from the Bank, as have interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.
Capital Resources and Requirements. We must comply with capital adequacy guidelines issued by our regulators. The following table sets forth our regulatory capital ratios and the required levels to be considered a "well capitalized" institution as of June 30, 2026:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio	Common equity Tier 1 to risk weighted assets
As of June 30, 2026
The Bancorp, Inc.	7.26%	11.41%	12.45%	11.41%
The Bancorp Bank, National Association	9.09%	14.27%	15.32%	14.27%
"Well capitalized" institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%
At June 30, 2026, the Bank was “well capitalized” under banking regulations.

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

Gap Analysis
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at June 30, 2026 and the portions of each financial instrument that are anticipated, based upon certain assumptions, to mature or reset in each future period:

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$55,504	$3,734	$52,983	$1,543	$398
Loans, net of deferred loan fees and costs	3,812,761	713,069	1,628,251	760,617	159,208
Investment securities	276,785	35,146	171,768	308,291	822,900
Interest-earning deposits	70,556	—	—	—	—
Total interest-earning assets	4,215,606	751,949	1,853,002	1,070,451	982,506

Interest-bearing liabilities:
Deposits: Transaction accounts, as adjusted	3,676,576	—	—	—	—
Deposits: Savings and money market	123,051	—	—	—	—
Short-term borrowings	744,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	196,528	—
Total interest-bearing liabilities	4,557,028	—	—	196,528	—
Gap	$(341,422)	$751,949	$1,853,002	$873,923	$982,506
Cumulative gap	$(341,422)	$410,527	$2,263,529	$3,137,452	$4,119,958
Gap to assets ratio	(4)%	8%	21%	9%	11%
Cumulative gap to assets ratio	(4)%	4%	25%	34%	45%
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

Interest Rate Sensitivity Analysis
The following table shows impact of hypothetical instantaneous parallel shifts in the yield curve on our net portfolio value and annual net interest income:

(Dollars in thousands)	Net portfolio value at		Net interest income
	June 30, 2026		June 30, 2026
Rate scenario	Amount	Percent Change	Amount	Percent Change
+200 basis points	$1,649,135	(1.75)%	$363,582	(3.82)%
+100 basis points	1,663,244	(0.91)%	370,792	(1.91)%
Flat rate	1,678,496	—	378,021	—
-100 basis points	1,684,368	0.35%	385,294	1.92%
-200 basis points	1,674,459	(0.24)%	390,367	3.27%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended June 30, 2026 is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed our Annual Report on Form 10-K for the year ended December, 31, 2025.

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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our material pending legal proceedings, see “Note 10. Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December, 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
	(Dollars in thousands, except per share data)
April 1, 2026 - April 30, 2026	261,106	$59.00	261,106	$134,594
May 1, 2026 - May 31, 2026	286,000	$56.02	286,000	$118,572
June 1, 2026 - June 30, 2026	323,023	$57.49	323,023	$100,000
Total	870,129	$57.46	870,129	$100,000
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
(2)The Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The share repurchase program may be suspended, amended or discontinued at any time. The 2026 authorization had an expiration date of December 31, 2026.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

THE BANCORP, INC.
(Registrant)

August 6, 2026	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer (principal executive officer)

August 6, 2026	/S/ DOMINIC C. CANUSO
Date	Dominic C. Canuso Chief Financial Officer (principal financial and accounting officer)