Form 10-Q
period 2026-09-30
Bancorp, Inc.
filed 2026-11-05
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 39,930,401 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(Dollars in thousands, except share data)	(unaudited)
ASSETS:
Cash and cash equivalents
Cash and due from banks	$17,500	$8,038
Interest-earning deposits	70,857	104,611
Total cash and cash equivalents	88,357	112,649

Investment securities, available-for-sale, at fair value	1,523,501	1,671,750
Commercial loans, at fair value	105,928	139,389
Loans, net of deferred loan fees and costs	7,257,649	7,116,676
Allowance for credit losses	(63,483)	(66,200)
Loans, net	7,194,166	7,050,476
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	66,585	25,205
Premises and equipment, net	27,272	29,834
Accrued interest receivable	46,623	43,090
Other real estate owned	70,734	60,695
Deferred tax asset, net	38,585	18,679
Credit enhancement asset	31,207	31,138
Other assets	233,080	169,520
Total assets	$9,426,038	$9,352,425

LIABILITIES:
Deposits
Demand and interest checking	$7,257,924	$7,827,037
Savings and money market	79,583	338,459
Total deposits	7,337,507	8,165,496

Short-term borrowings	1,110,000	199,000
Senior debt	196,736	196,253
Subordinated debentures	13,401	13,401
Other long-term borrowings	4,298	13,712
Other liabilities	87,303	74,767
Total liabilities	8,749,245	8,662,629

SHAREHOLDERS' EQUITY:
Common stock - authorized, 75,000,000 shares of $1.00 par value; 48,805,314 and 40,221,250 shares issued and outstanding, respectively, at September 30, 2026 and 48,404,006 and 42,355,361 shares issued and outstanding, respectively, at December 31, 2025	48,805	48,404
Additional paid-in capital	38,273	24,207
Retained earnings	1,190,873	1,007,368
Accumulated other comprehensive (loss) income	(48,878)	10,839
Treasury stock at cost, 8,584,064 shares at September 30, 2026 and 6,048,645 shares at December 31, 2025	(552,280)	(401,022)
Total shareholders' equity	676,793	689,796

Total liabilities and shareholders' equity	$9,426,038	$9,352,425
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$114,443	$114,982	$332,571	$336,220
Investment securities	19,267	17,225	58,097	57,684
Interest-earning deposits	1,042	3,954	4,624	24,960
Other	798	233	2,098	480
	135,550	136,394	397,390	419,344
Interest expense:
Deposits	36,142	38,796	105,765	129,134
Short-term borrowings	5,135	495	9,465	500
Long-term borrowings	74	197	418	590
Senior debt	3,895	2,450	11,687	4,917
Subordinated debentures	237	259	708	771
	45,483	42,197	128,043	135,912
Net interest income	90,067	94,197	269,347	283,432
Provision (reversal) for credit losses on non-fintech loans	655	5,755	(328)	8,123
Provision for credit losses on Fintech loans	39,997	39,790	94,606	128,891
Provision (reversal) for unfunded commitments	(21)	(491)	43	(744)
Provision for credit losses, total	40,631	45,054	94,321	136,270
Net interest income after provision for credit losses	49,436	49,143	175,026	147,162

Non-interest income:
Fintech fees:
ACH, card and other payment fees	6,104	5,077	18,459	15,771
Prepaid, debit card and related fees	27,988	25,513	82,455	77,340
Consumer credit Fintech fees	7,727	4,493	19,868	12,063
Total fintech fees	41,819	35,083	120,782	105,174
Net realized and unrealized (losses) gains on commercial loans, at fair value	(32)	1,005	104	1,710
Leasing related income	1,756	1,397	5,430	5,500
Fintech loan credit enhancement	39,997	39,790	94,606	128,891
Other	2,277	3,141	10,460	6,526
Total non-interest income	85,817	80,416	231,382	247,801

Non-interest expense:
Salaries and employee benefits	36,124	37,350	110,102	108,153
Restructuring costs	4,276	—	5,201	—
Depreciation	1,296	1,152	3,771	3,381
Rent and related occupancy cost	1,676	1,592	5,035	4,877
Data processing expense	1,427	1,259	4,123	3,691
Audit expense	521	617	1,660	1,816
Legal expense	2,138	1,483	4,949	5,303
Legal settlement (reimbursement)	1,900	—	(100)	—
FDIC insurance	1,709	905	4,066	3,160
Software	5,982	5,040	16,983	15,197
Insurance	1,128	1,194	3,379	3,596
Telecom and IT network communications	319	304	895	945
Consulting	152	430	509	1,322
Other	4,881	5,078	14,458	15,480
Total non-interest expense	63,529	56,404	175,031	166,921
Income before income taxes	71,724	73,155	231,377	228,042
Income tax expense	8,944	18,228	47,872	56,121
Net income	$62,780	$54,927	$183,505	$171,921

Net income per share - basic	$1.54	$1.20	$4.43	$3.69
Net income per share - diluted	$1.53	$1.18	$4.39	$3.64
Weighted average shares - basic	40,685,458	45,865,172	41,421,579	46,554,311
Weighted average shares - diluted	41,149,490	46,518,125	41,834,133	47,209,469
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$62,780	$54,927	$183,505	$171,921

Other comprehensive (loss) income, net— Investment securities available for sale:
Change in net unrealized (loss) gain	(60,376)	9,607	(79,623)	35,267
Income tax (benefit) expense related to items of other comprehensive income	(15,093)	2,402	(19,906)	8,816
Other comprehensive (loss) income, net	(45,283)	7,205	(59,717)	26,451

Comprehensive income	$17,497	$62,132	$123,788	$198,372
The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except share data)
	Three and Nine Months Ended September 30, 2026
	Common stock shares issued	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at January 1, 2026	48,404,006	$48,404	$24,207	$1,007,368	$10,839	$(401,022)	$689,796
Net income	—	—	—	60,069	—	—	60,069
Common stock issued from restricted units, net of tax benefits	346,245	346	(346)	—	—	—	—
Stock-based compensation	—	—	4,755	—	—	—	4,755
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(7,380)	—	(7,380)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,290)	(50,290)
Balance at March 31, 2026	48,750,251	48,750	28,616	1,067,437	3,459	(451,312)	696,950
Net income	—	—	—	60,656	—	—	60,656
Common stock issued from restricted units, net of tax benefits	55,063	55	(55)	—	—	—	—
Stock-based compensation	—	—	5,297	—	—	—	5,297
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(7,054)	—	(7,054)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,468)	(50,468)
Balance at June 30, 2026	48,805,314	48,805	33,858	1,128,093	(3,595)	(501,780)	705,381
Net income	—	—	—	62,780	—	—	62,780
Stock-based compensation	—	—	4,415	—	—	—	4,415
Other comprehensive loss net of reclassification adjustments and tax	—	—	—	—	(45,283)	—	(45,283)
Common stock repurchases and excise tax(1)	—	—	—	—	—	(50,500)	(50,500)
Balance at September 30, 2026	48,805,314	$48,805	$38,273	$1,190,873	$(48,878)	$(552,280)	$676,793

(1)For each of the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, common stock repurchases include 843,061, 870,129 and 822,229 shares, respectively, repurchased in connection with the Company’s share repurchase program approved by its Board of Directors. See Note 8, “Shareholders’ Equity” in this Quarterly Report on Form 10-Q for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(CONTINUED)

(Dollars in thousands, except share data)
	Three and Nine Months Ended September 30, 2025
	Common stock shares issued	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at January 1, 2025	47,713,481	$47,713	$3,233	$779,155	$(17,637)	$(22,681)	$789,783
Net income	—	—	—	57,173	—	—	57,173
Common stock issued from restricted units, net of tax benefits	353,697	354	(354)	—	—	—	—
Stock-based compensation	—	—	4,591	—	—	—	4,591
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	15,797	—	15,797
Common stock repurchases and excise tax(1)	—	—	—	—	—	(37,657)	(37,657)
Balance at March 31, 2025	48,067,178	48,067	7,470	836,328	(1,840)	(60,338)	829,687
Net income	—	—	—	59,821	—	—	59,821
Common stock issued from restricted units, net of tax benefits	36,828	37	(37)	—	—	—	—
Stock-based compensation	—	—	5,175	—	—	—	5,175
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	3,449	—	3,449
Common stock repurchases and excise tax(1)	—	—	—	—	—	(37,866)	(37,866)
Balance at June 30, 2025	48,104,006	48,104	12,608	896,149	1,609	(98,204)	860,266
Net income	—	—	—	54,927	—	—	54,927
Common stock issued from option exercises, net of tax benefits	300,000	300	1,761	—	—	—	2,061
Stock-based compensation	—	—	5,031	—	—	—	5,031
Other comprehensive income net of reclassification adjustments and tax	—	—	—	—	7,205	—	7,205
Common stock repurchases and excise tax(1)	—	—	—	—	—	(151,328)	(151,328)
Balance at September 30, 2025	48,404,006	$48,404	$19,400	$951,076	$8,814	$(249,532)	$778,162
(1)For each of the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, common stock repurchases include 684,445, 753,898 and 2,034,053 shares, respectively, repurchased in connection with the Company’s share repurchase program approved by its Board of Directors. See Note 8, “Shareholders’ Equity” in this Quarterly Report on Form 10-Q for further information.

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Operating activities:
Net income	$183,505	$171,921
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,771	3,381
Provision for credit losses, total	94,321	136,270
Fintech loan credit enhancement income	(94,606)	(128,891)
Accretion of fees, premiums, and discounts, net	(3,392)	(1,364)
Stock-based compensation expense	14,467	14,797
Realized gains on commercial loans, at fair value	(104)	(1,710)
Gain on sale of fixed assets	(75)	(30)
Loss (gain) on sale of real estate owned	400	(594)
Increase in accrued interest receivable	(3,533)	(2,118)
Increase in other assets(1)	(62,243)	4,636
Increase (decrease) in other liabilities	12,352	(68)
Net cash provided by operating activities	144,863	196,230

Investing activities:
Purchase of investment securities available-for-sale	(19,113)	(117,071)
Proceeds from redemptions and prepayments of securities available-for-sale	91,286	271,981
Net increase in Federal Home Loan Bank stock	(41,380)	(9,608)
Capitalized investment in other real estate owned	(1,185)	(1,880)
Sale of repossessed assets	2,100	2,479
Proceeds from sale of other real estate owned	1,332	4,926
Net increase in loans	(251,596)	(684,726)
Credit enhancement agreement cash inflows	94,537	112,482
Proceeds from sale of fixed assets	201	174
Commercial loans, at fair value drawn during the period	(133)	(3,338)
Payments on commercial loans, at fair value	24,378	85,320
Purchases of premises and equipment	(1,335)	(1,906)
Net cash used in investing activities	(100,908)	(341,167)

Financing activities:
Net (decrease) in deposits	(827,989)	(415,249)
Proceeds from short-term borrowings	911,000	200,000
Proceeds of senior debt offering, net	—	195,953
Redemption of senior notes	—	(96,421)
Proceeds from the issuance of common stock	—	2,061
Repurchases of common stock and excise tax	(151,258)	(226,851)
Net cash used in financing activities	(68,247)	(340,507)

Net decrease in cash and cash equivalents	(24,292)	(485,444)

Cash and cash equivalents, beginning of period	112,649	570,123

Cash and cash equivalents, end of period	$88,357	$84,679

Supplemental cash flow information:
Interest paid	$131,824	$136,768
Transfers (from) to other real estate owned from commercial loans, at fair value, and loans, net	$10,586	$2,401
Leased vehicles transferred to repossessed assets	$1,737	$3,040
(1)During the nine months ended September 30, 2026, the Company paid $74.8 million to acquire transferable tax credits from third parties. There were no transferable tax credits purchased in 2025.

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
Credit Solutions is our lending operation and makes the following types of loans: (i) Real estate bridge lending (“REBL”); (ii) Institutional Banking comprised of security-backed lines of credit (“SBLOC”), cash value insurance policy-backed lines of credit (“IBLOC”) and advisor financing; and (iii) Commercial Loans which includes direct lease financing and Small Business Loans (“SBL”) which are comprised primarily of Small Business Administration (“SBA”) loans. In September 2026, the Company announced its intentions to discontinue new SBL originations by the end of 2026.
The Company and the Bank are affected by state and federal legislation and regulations and are subject to regulation by certain state and federal agencies. Accordingly, they are examined periodically by those regulatory authorities.

Note 2. Significant Accounting Policies

Basis of Presentation
The financial statements of the Company, as of September 30, 2026 and for the three and nine-month periods ended September 30, 2026 and 2025, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The results of operations for the three and nine-month periods ended September 30, 2026 may not necessarily be indicative of the results of operations anticipated for the full year ending December 31, 2026.
Certain prior period amounts have been reclassified to conform to current period presentation.
Other than as noted below under "Income Taxes", there have been no significant changes as of September 30, 2026 from the Company’s significant accounting policies as described in the 2025 Form 10-K.
Income Taxes
During the three months ended September 30, 2026, the Company purchased transferable tax credits to reduce its cash tax obligation for 2026 and certain eligible prior years. The amount of tax credits recognized is included in the determination of Company's effective tax rates for both the three and nine months ended September 30, 2026. Income tax expense on the Condensed Consolidated Statements of Operations includes a benefit of $10.3 million for both the three and nine months ended September 30, 2026 from purchased tax credits, of which $3.0 million relates to the 2026 tax year and $7.3 million relates to the carryback of credits to prior periods.

Subsequent Events
The Company evaluated its September 30, 2026 financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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
The following table summarizes the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands except share and per share data)
Net income	$62,780	$54,927	$183,505	$171,921

Weighted average shares - basic	40,685,458	45,865,172	41,421,579	46,554,311
Effect of dilutive securities:
Common stock options and RSUs	464,032	652,953	412,554	655,158
Weighted average shares - diluted	41,149,490	46,518,125	41,834,133	47,209,469

Basic and diluted earnings per share:
Net income per share - basic	$1.54	$1.20	$4.43	$3.69
Effect of dilutive securities:
Common stock options and RSUs	(0.01)	(0.02)	(0.04)	(0.05)
Net income per share - diluted	$1.53	$1.18	$4.39	$3.64

Included in the computation of diluted shares:
Stock options with exercise price below average market price
Share count	368,293	368,293	368,293	368,293
Minimum exercise price	$8.57	$8.57	$8.57	$8.57
Maximum exercise price	$43.89	$43.89	$43.89	$43.89

Excluded from the computation of diluted shares: Antidilutive securities
Outstanding stock-based compensation awards, shares	32,624	32,624	32,624	32,624

Note 4. Investment Securities

The Company’s investments in debt securities are classified as available-for-sale, and are summarized as follows (dollars in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$20,732	$—	$(1,082)	$19,650
Asset-backed securities	219,084	105	(251)	218,938
Tax-exempt obligations of states and political subdivisions	14,612	—	(1,215)	13,397
Taxable obligations of states and political subdivisions	12,235	7	(165)	12,077
Residential mortgage-backed securities	422,795	101	(23,571)	399,325
Collateralized mortgage obligation securities	50,148	—	(2,682)	47,466
Commercial mortgage-backed securities	849,094	—	(36,446)	812,648
	$1,588,700	$213	$(65,412)	$1,523,501

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$25,503	$63	$(457)	$25,109
Asset-backed securities	234,029	205	(133)	234,101
Tax-exempt obligations of states and political subdivisions	9,614	62	(40)	9,636
Taxable obligations of states and political subdivisions	18,941	45	(59)	18,927
Residential mortgage-backed securities	454,837	13,039	(3,553)	464,323
Collateralized mortgage obligation securities	58,129	44	(593)	57,580
Commercial mortgage-backed securities	856,273	14,306	(8,505)	862,074
	$1,657,326	$27,764	$(13,340)	$1,671,750
The amortized cost and fair value of the Company’s investment securities at September 30, 2026, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities based on the timing of cashflows from the underlying collateral.

	Available-for-sale
	Amortized cost	Fair value
Due before one year	$18,472	$18,389
Due after one year through five years	298,641	290,942
Due after five years through ten years	480,141	460,832
Due after ten years	791,446	753,338
	$1,588,700	$1,523,501

The table below indicates the length of time individual securities had been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Government agency securities	$11,187	$(436)	$8,463	$(646)	$19,650	$(1,082)
Asset-backed securities	93,233	(251)	—	—	93,233	(251)
Tax-exempt obligations of states and political subdivisions	12,237	(1,215)	—	—	12,237	(1,215)
Taxable obligations of states and political subdivisions	2,765	(105)	7,555	(60)	10,320	(165)
Residential mortgage-backed securities	362,439	(18,436)	24,119	(5,135)	386,558	(23,571)
Collateralized mortgage obligation securities	37,004	(1,895)	10,461	(787)	47,465	(2,682)
Commercial mortgage-backed securities	712,872	(26,298)	99,775	(10,148)	812,647	(36,446)
Total unrealized loss position investment securities	$1,231,737	$(48,636)	$150,373	$(16,776)	$1,382,110	$(65,412)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Government agency securities	$2,521	$(1)	$11,660	$(456)	$14,181	$(457)
Asset-backed securities	59,024	(133)	—	—	59,024	(133)
Tax-exempt obligations of states and political subdivisions	3,456	(33)	1,153	(7)	4,609	(40)
Taxable obligations of states and political subdivisions	—	—	14,053	(59)	14,053	(59)
Residential mortgage-backed securities	18,630	(62)	28,886	(3,491)	47,516	(3,553)
Collateralized mortgage obligation securities	34,149	(75)	12,721	(518)	46,870	(593)
Commercial mortgage-backed securities	173,572	(873)	119,778	(7,632)	293,350	(8,505)
Total unrealized loss position investment securities	$291,352	$(1,177)	$188,251	$(12,163)	$479,603	$(13,340)

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
•Advisor financing consists of loans to investment advisors for purposes of debt refinancing, acquisition of another firm or internal succession.
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
Major classifications of loans, excluding commercial loans at fair value, are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Loans recorded at amortized cost:
SBL non-real estate	$263,657	$235,282
SBL commercial mortgage	771,566	749,234
SBL construction	27,920	22,382
SBLs	1,063,143	1,006,898
Direct lease financing	641,008	685,422
SBLOC / IBLOC	1,830,690	1,669,985
Advisor financing	196,858	294,236
Real estate bridge lending	2,427,108	2,188,952
Fintech(1)	936,577	1,097,998
Other loans(2)	147,799	157,416
Total loans	7,243,183	7,100,907
Unamortized loan fees and costs	14,466	15,769
Total loans, net of deferred loan fees and costs	$7,257,649	$7,116,676
_________
(1)As of September 30, 2026 and December 31, 2025, fintech loans included $259.8 million and $729.1 million of secured credit card accounts which are backed dollar for dollar by cash collateral provided by each individual cardholder and are required to be repaid in full monthly. For secured credit card accounts, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturity from 30 to 365 days.
(2)As of September 30, 2026 and December 31, 2025, Other loans includes $109.9 million and $110.7 million, respectively, related to the warehouse financing of REBL sales to third-party purchasers.
During the nine months ended September 30, 2026 and 2025, the Company purchased $8.1 million and $23.1 million of SBLs, respectively, none of which were credit deteriorated. Additionally, in the nine months ended September 30, 2026 and 2025, the Company participated in SBLs with other institutions in the amount of $1.8 million and $15.4 million, respectively.
Non-Accrual and Delinquency
A detail of the Company’s delinquent and non-accrual loans by loan category is as follows (dollars in thousands):

	September 30, 2026
	Past-due and Non-Accrual
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total past due and non-accrual	Current	Total loans
SBL non-real estate	$397	$—	$—	$12,296	$12,693	$250,964	$263,657
SBL commercial mortgage	4,483	2,126	—	24,809	31,418	740,148	771,566
SBL construction	2,138	—	—	710	2,848	25,072	27,920
Direct lease financing	1,941	1,635	2,560	7,149	13,285	627,723	641,008
SBLOC / IBLOC	5,480	1,268	—	—	6,748	1,823,942	1,830,690
Advisor financing	—	—	—	—	—	196,858	196,858
Real estate bridge lending	8,234	19,360	—	12,700	40,294	2,386,814	2,427,108
Fintech	32,280	8,888	4,211	—	45,379	891,198	936,577
Other loans	92	—	85	248	425	147,374	147,799
	$55,045	$33,277	$6,856	$57,912	$153,090	$7,090,093	$7,243,183

	December 31, 2025
	Past-due and Non-Accrual
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total past due and non-accrual	Current	Total loans
SBL non-real estate	$1,515	$344	$—	$8,639	$10,498	$224,784	$235,282
SBL commercial mortgage	224	—	—	21,977	22,201	727,033	749,234
SBL construction	—	—	—	2,660	2,660	19,722	22,382
Direct lease financing	2,461	894	1,457	12,066	16,878	668,544	685,422
SBLOC / IBLOC	5,328	65	251	446	6,090	1,663,895	1,669,985
Advisor financing	—	—	—	—	—	294,236	294,236
Real estate bridge lending	—	—	14,459	9,755	24,214	2,164,738	2,188,952
Fintech	24,701	3,791	2,030	—	30,522	1,067,476	1,097,998
Other loans	209	111	2	142	464	156,952	157,416
	$34,438	$5,205	$18,199	$55,685	$113,527	$6,987,380	$7,100,907
The following table summarizes non-accrual loans with and without a specific ACL (dollars in thousands):

	September 30, 2026				December 31, 2025
	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans	Non-accrual loans with a related ACL	Related ACL	Non-accrual loans without a related ACL	Total non-accrual loans
SBL non-real estate	$9,558	$1,693	$2,738	$12,296	$5,361	$963	$3,278	$8,639
SBL commercial mortgage	2,491	680	22,318	24,809	3,009	801	18,968	21,977
SBL construction	710	36	—	710	710	35	1,950	2,660
Direct lease financing	5,886	2,296	1,263	7,149	11,881	4,211	185	12,066
SBLOC / IBLOC	—	—	—	—	446	207	—	446
Real estate bridge lending	12,700	796	—	12,700	—	—	9,755	9,755
Other loans	—	—	248	248	—	—	142	142
	$31,345	$5,501	$26,567	$57,912	$21,407	$6,217	$34,278	$55,685
Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2026 and 2025, was $2.7 million and $2.2 million, respectively. No income on non-accrual loans was recognized during the three and nine months ended September 30, 2026 or 2025.
During the nine months ended September 30, 2026 amounts reversed from interest income totaled $0.9 million, and primarily consist of $0.4 million of REBL and $0.4 million of SBL commercial mortgage. During the nine months ended September 30, 2025 amounts reversed from interest income totaled $2.0 million and primarily consist of $1.2 million of REBL and $0.5 million of SBL commercial mortgage. The interest reversals represent interest receivable balance on loans at the time of transfer into non-accrual status.
Loan Modifications
Loans modified for borrowers experiencing financial difficulty, and related information are as follows (dollars in thousands):

	Three months ended September 30, 2026				Nine months ended September 30, 2026
	Payment deferral	Payment delay and term extension	Total	Percent of total loan category	Payment deferral	Payment delay and term extension	Total	Percent of total loan category
SBL non-real estate	$315	$—	$315	0.12%	$2,054	$32	$2,086	0.79%
SBL commercial mortgage	—	—	—	—	692	—	692	0.09%
Total	$315	$—	$315	—	$2,746	$32	$2,778	0.04%

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	Payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category	Payment deferral	Interest rate reduction and payment deferral	Total	Percent of total loan category
SBL non-real estate	$—	$—	$—	—	$3,161	$1,301	$4,462	2.00%
SBL commercial mortgage	—	—	—	—	2,679	—	2,679	0.37%
Total	$—	$—	$—	—	$5,840	$1,301	$7,141	0.11%

There were no loan modifications for the three months ended September 30, 2025. The following tables show an analysis of the delinquency status at the end of the respective periods for loans that were modified during the periods presented (dollars in thousands):

	Three months ended September 30, 2026
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$315	$315	$—	$315
SBL commercial mortgage	—	—	—	—	—	—	—
	$—	$—	$—	$315	$315	$—	$315

	Nine months ended September 30, 2026
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$—	$—	$2,015	$2,015	$71	$2,086
SBL commercial mortgage	—	—	—	692	692	—	692
	$—	$—	$—	$2,707	$2,707	$71	$2,778

	Nine months ended September 30, 2025
	30-59 days past due	60-89 days past due	90+ days still accruing	Non-accrual	Total delinquent	Current	Total
SBL non-real estate	$—	$1,301	$—	$—	$1,301	$3,161	$4,462
SBL commercial mortgage	—	—	—	—	—	2,679	2,679
	$—	$1,301	$—	$—	$1,301	$5,840	$7,141

The following tables describe the financial effect of modifications made during the periods presented:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay
SBL non-real estate	—	—	0.12%	—	44	0.79%
SBL commercial mortgage	—	—	—	—	—	0.09%

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Combined Rate and Maturity			Combined Rate and Maturity
	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay	Weighted average interest reduction	Weighted average term extension (in months)	More-than-insignificant-payment delay
SBL non-real estate	—	—	—	1.00%	—	1.42%
SBL commercial mortgage	—	—	—	—	—	0.37%
The Company had no commitments to extend additional credit to loans classified as modified as of September 30, 2026, and there were $0.3 million specific reserves on the $2.8 million of loans classified as modified.

Allowance for Credit Losses
The Company had no significant changes to its quantitative and qualitative measures used in measuring the allowance for credit losses as of September 30, 2026. For additional information regarding the Company’s allowance estimate, see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans, net,” in the 2025 Form 10-K.
A summary of the Company’s primary portfolio pools and loans accordingly classified by year of origination is as follows (dollars in thousands):

	As of September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$53,503	$70,245	$41,129	$48,198	$13,387	$13,929	$—	$240,391
Special mention	—	207	3,906	3,889	1,353	14	—	9,369
Substandard	—	—	1,749	6,569	4,611	968	—	13,897
SBL non-real estate, total	53,503	70,452	46,784	58,656	19,351	14,911	—	263,657

Non-rated	—	—	—	—	—	—	—	—
Pass	88,108	115,982	147,294	71,252	91,768	205,815	—	720,219
Special mention	—	—	493	3,305	3,139	10,259	—	17,196
Substandard	—	—	692	13,883	10,995	8,581	—	34,151
SBL commercial mortgage, total	88,108	115,982	148,479	88,440	105,902	224,655	—	771,566

Pass	12,636	11,166	—	—	—	—	—	23,802
Special mention	—	—	—	1,271	—	—	—	1,271
Substandard	—	—	—	2,137	—	710	—	2,847
SBL construction, total	12,636	11,166	—	3,408	—	710	—	27,920

Non-rated	2,225	—	—	—	—	—	—	2,225
Pass	195,184	182,255	126,304	80,743	34,982	8,649	—	628,117
Special mention	189	305	183	36	122	61	—	896
Substandard	389	276	1,941	4,566	2,037	561	—	9,770
Direct lease financing, total	197,987	182,836	128,428	85,345	37,141	9,271	—	641,008

Non-rated	—	—	—	—	—	—	24,142	24,142
Pass	—	—	—	—	—	—	1,806,548	1,806,548
Substandard	—	—	—	—	—	—	—	—
SBLOC/IBLOC, total	—	—	—	—	—	—	1,830,690	1,830,690

Pass	5,581	52,381	57,330	26,360	33,680	12,900	—	188,232
Substandard	—	—	—	—	946	7,680	—	8,626
Advisor financing, total	5,581	52,381	57,330	26,360	34,626	20,580	—	196,858

Non-rated	71	—	—	—	—	—	—	71
Pass	663,618	713,658	362,606	122,709	453,523	46,872	—	2,362,986
Special mention	—	—	8,234	—	19,360	—	—	27,594
Substandard	—	—	23,757	—	12,700	—	—	36,457
REBL, total	663,689	713,658	394,597	122,709	485,583	46,872	—	2,427,108

Non-rated	384,172	1,902	—	—	—	—	546,292	932,366
Substandard	4,098	113	—	—	—	—	—	4,211
Fintech, total	388,270	2,015	—	—	—	—	546,292	936,577

Non-rated	274	—	—	—	—	11,436	—	11,710
Pass	226	56,994	53,735	158	249	23,466	1,013	135,841
Substandard	—	—	—	—	—	248	—	248
Other loans, total	500	56,994	53,735	158	249	35,150	1,013	147,799

Total loans	$1,410,274	$1,205,484	$829,353	$385,076	$682,852	$352,149	$2,377,995	$7,243,183

	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$70,191	$50,083	$60,331	$17,797	$12,295	$6,765	$—	$217,462
Special mention	—	262	992	1,480	—	71	—	2,805
Substandard	—	1,171	6,635	4,276	1,360	1,573	—	15,015
SBL non-real estate, total	70,191	51,516	67,958	23,553	13,655	8,409	—	235,282

Pass	107,357	156,610	83,047	105,359	69,554	166,921	—	688,848
Special mention	—	2,749	2,708	4,406	4,275	7,459	—	21,597
Substandard	—	706	9,622	14,656	8,579	5,226	—	38,789
SBL commercial mortgage, total	107,357	160,065	95,377	124,421	82,408	179,606	—	749,234

Pass	4,769	10,449	4,504	—	—	—	—	19,722
Substandard	—	—	—	—	1,950	710	—	2,660
SBL construction, total	4,769	10,449	4,504	—	1,950	710	—	22,382

Non-rated	1,777	—	—	—	—	—	—	1,777
Pass	253,367	177,838	121,969	87,456	20,241	4,269	—	665,140
Special mention	719	410	759	295	3	—	—	2,186
Substandard	16	2,741	7,321	4,335	1,839	67	—	16,319
Direct lease financing, total	255,879	180,989	130,049	92,086	22,083	4,336	—	685,422

Non-rated	—	—	—	—	—	—	6,882	6,882
Pass	—	—	—	—	—	—	1,662,616	1,662,616
Substandard	—	—	—	—	—	—	487	487
SBLOC/IBLOC, total	—	—	—	—	—	—	1,669,985	1,669,985

Pass	68,249	69,705	70,411	48,197	16,471	12,253	—	285,286
Special mention	—	—	—	979	7,971	—	—	8,950
Advisor financing, total	68,249	69,705	70,411	49,176	24,442	12,253	—	294,236

Pass	689,651	453,603	271,554	569,730	120,938	—	—	2,105,476
Special mention	—	—	—	—	9,576	—	—	9,576
Substandard	—	42,735	—	21,411	9,754	—	—	73,900
REBL, total	689,651	496,338	271,554	591,141	140,268	—	—	2,188,952

Non-rated	141,605	—	—	—	—	—	954,364	1,095,969
Substandard	2,029	—	—	—	—	—	—	2,029
Fintech, total	143,634	—	—	—	—	—	954,364	1,097,998

Non-rated	494	—	—	—	—	8,852	—	9,346
Pass	56,998	54,458	160	252	343	34,621	1,096	147,928
Substandard	—	—	—	—	—	142	—	142
Other loans, total	57,492	54,458	160	252	343	43,615	1,096	157,416

Total loans	$1,397,222	$1,023,520	$640,013	$880,629	$285,149	$248,929	$2,625,445	$7,100,907
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

A detail of the changes in the ACL is as follows (in thousands):

	September 30, 2026
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	REBL	Fintech	Other loans	Total
Beginning 1/1/2026	$6,337	$3,118	$235	$15,675	$1,041	$2,207	$5,949	$31,137	$501	$66,200
Charge-offs	(172)	(486)	—	(2,208)	(446)	—	—	(140,320)	—	(143,632)
Recoveries	131	—	—	221	—	—	—	45,784	501	46,637
Provision (reversal)	1,303	802	123	(2,664)	320	(731)	1,069	94,606	(550)	94,278
Ending balance	$7,599	$3,434	$358	$11,024	$915	$1,476	$7,018	$31,207	$452	$63,483

	September 30, 2025
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	REBL	Fintech	Other loans	Total
Beginning 1/1/2025	$4,972	$3,203	$342	$13,125	$1,195	$2,054	$6,603	$12,909	$450	$44,853
Charge-offs	(546)	—	—	(4,416)	—	—	—	(142,062)	(924)	(147,948)
Recoveries	73	—	—	575	—	—	—	29,580	5	30,233
Provision (reversal)	1,427	(231)	167	6,352	(171)	87	(509)	128,891	1,001	137,014
Ending balance	$5,926	$2,972	$509	$15,636	$1,024	$2,141	$6,094	$29,318	$532	$64,152
A summary of the Company’s gross charge-offs classified by portfolio segment and year of origination is as follows (dollars in thousands):

	Nine months ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total

SBL non-real estate	$—	$—	$—	$—	$(172)	$—	$—	$(172)
SBL commercial mortgage	—	—	—	—	—	(486)	—	(486)
Direct lease financing	(84)	—	(562)	(864)	(575)	(123)	—	(2,208)
SBLOC / IBLOC	—	—	—	—	—	—	(446)	(446)
Fintech	(13,502)	(16,219)	—	—	—	—	(110,599)	(140,320)
Total Charge-offs	$(13,586)	$(16,219)	$(562)	$(864)	$(747)	$(609)	$(111,045)	$(143,632)

	Nine months ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
SBL non-real estate	$—	$—	$—	$(192)	$—	$(354)	$—	$(546)
Direct lease financing	—	(248)	(2,231)	(1,540)	(383)	(14)	—	(4,416)
Fintech	(3,276)	(2,263)	—	—	—	—	(136,523)	(142,062)
Other loans	—	—	—	—	—	(924)	—	(924)
Total Charge-offs	$(3,276)	$(2,511)	$(2,231)	$(1,732)	$(383)	$(1,292)	$(136,523)	$(147,948)
The Company has agreements with a partner to originate and service fintech loans, which includes credit enhancement provisions through which incurred losses on fintech loans are covered by the partner. The Company recognizes an estimate of loss on this portfolio through its allowance for credit losses on its fintech loans on the Condensed Consolidated Balance Sheets, with provision for credit losses on fintech loans recognized on the Condensed Consolidated Statements of Operations. In addition, the Company recognizes a corresponding amount of credit enhancement asset on the Condensed Consolidated Balance Sheets and non-interest income — fintech loan credit enhancement in the Condensed Consolidated Statements of Operations. The measurement of the expected loan losses and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in the Condensed Consolidated Statements of Operations. The Company has recognized a credit enhancement asset on the Condensed Consolidated Balance Sheets related to the estimated recovery of its realized losses on fintech loans of $31.2 million and $31.1 million as of September 30, 2026 and December 31, 2025, respectively. All fintech loans are covered by credit enhancement agreements as of September 30, 2026.

Direct lease financing
The scheduled maturities of the direct financing leases reconciled to the total lease receivables as of September 30, 2026 is as follows (dollars in thousands):

Remaining 2026	$97,428
2027	175,239
2028	116,012
2029	72,987
2030	36,219
2031 and thereafter	13,163
Total undiscounted cash flows	511,048
Residual value(1)	212,312
Difference between undiscounted cash flows and discounted cash flows	(82,352)
Present value of lease payments recorded as lease receivables	$641,008
(1) Of the total residual value, $40.0 million is not guaranteed by the lessee or other guarantors.
Off-Balance Sheet Exposure
In addition to estimating credit loss for outstanding loans, the Company estimates expected credit losses over the entire period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The estimate of loss for unfunded loan commitments relates to our off-balance sheet credit exposure, and is adjusted through the provision for unfunded commitments. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the reserve on such exposures as of September 30, 2026 and as of December 31, 2025 was $1.5 million and $1.4 million, respectively, and is recognized within Other liabilities in the Condensed Consolidated Balance Sheets.

Note 6. Debt

The Company’s debt and borrowing arrangements consist of:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Short-term borrowings	$1,110,000	$199,000
Senior debt:
Senior notes due 2030	$200,000	$200,000
Debt issuance costs	(3,264)	(3,747)
Senior debt, net	$196,736	$196,253

Subordinated debentures	$13,401	$13,401
Other long-term borrowings	$4,298	$13,712
Assets pledged as collateral that are not available to pay the Company’s general obligations as of September 30, 2026 consisted of $5.12 billion of loans held for investment at amortized cost and $1.27 billion of investment securities that were pledged for short-term-borrowing agreements. In addition, there were $4.3 million of loans held for investment at amortized cost that were pledged for other long-term borrowings at September 30, 2026.
Short-term borrowings
The Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank lines are periodically utilized to manage liquidity. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. As of September 30, 2026, based on the amount of loans and investment securities pledged, as outlined above, total capacity of short-term borrowings was $4.56 billion, there was $1.11 billion borrowed and $3.45 billion available capacity.

Note 7. Fair Value Measurements

Recurring Measurements
Assets measured at fair value on a recurring basis are outlined below, summarized by fair value hierarchy (dollars in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale:
U.S. Government agency securities	$19,650	$—	$19,650	$—
Asset-backed securities	218,938	—	218,938	—
Obligations of states and political subdivisions	25,474	—	25,474	—
Residential mortgage-backed securities	399,325	—	399,325	—
Collateralized mortgage obligation securities	47,466	—	47,466	—
Commercial mortgage-backed securities	812,648	—	812,648	—
Total investment securities, available-for-sale	1,523,501	—	1,523,501	—
Commercial loans, at fair value	105,928	—	—	105,928
Credit enhancement asset	31,207	—	31,207	—
	$1,660,636	$—	$1,554,708	$105,928

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investment securities, available-for-sale:
U.S. Government agency securities	$25,109	$—	$25,109	$—
Asset-backed securities	234,101	—	234,101	—
Obligations of states and political subdivisions	28,563	—	28,563	—
Residential mortgage-backed securities	464,323	—	464,323	—
Collateralized mortgage obligation securities	57,580	—	57,580	—
Commercial mortgage-backed securities	862,074	—	862,074	—
Total investment securities, available-for-sale	1,671,750	—	1,671,750	—
Commercial loans, at fair value	139,389	—	—	139,389
Credit enhancement asset	31,138	—	31,138	—
	$1,842,277	$—	$1,702,888	$139,389
Activity in Level 3 Commercial loans at fair value is summarized below (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$139,389	$223,115
Total net gains (realized/unrealized) included in earnings(1)	104	1,710
Purchases, advances, sales and settlements:
Advances	133	3,338
Settlements	(33,698)	(85,505)
Ending balance	$105,928	$142,658

Amount included in earnings attributable to the change in unrealized gains (losses) related to assets still held at period end	$—	$—
(1)For commercial loans at fair value, gains or losses are recognized in Non-interest income—Net realized and unrealized gains on commercial loans, at fair value in the Condensed Consolidated Statement of Operations.

Information related to assumptions used in the valuation of Level 3 instruments is as follows:

	Discount Rate Assumption
	At September 30, 2026		At December 31, 2025
	Range	Weighted average	Range	Weighted average
Commercial loans, at fair value:
Commercial - SBA	5.80%	5.80%	5.73%	5.73%
Non-SBA commercial real estate	8.50%	8.50%	6.50%-8.98%	6.94%
Non-Recurring Measurements
Assets measured at fair value on a nonrecurring basis consist of certain loans that are collateral-dependent with specific reserves that are recognized in Loans, net on our Condensed Consolidated Balance Sheets, and Other real estate owned.
Collateral-dependent loans were $25.8 million and $15.2 million as of September 30, 2026 and December 31, 2025, respectively. Loans recorded at amortized cost that are in non-accrual status are treated as collateral dependent to the extent they have resulted from borrower financial difficulty (and not from administrative delays or other mitigating factors) and are not brought current. For these loans, fair value is measured based on inputs including recent sales of similar collateral, and is a Level 3 measurement. At September 30, 2026, the Company’s basis in the non-accrual loans, or the loan principal of $31.3 million was reduced by specific reserves of $5.5 million within the ACL as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.
Other real estate owned (OREO) were $70.7 million and $60.7 million as of September 30, 2026 and December 31, 2025, respectively and are periodically measured for impairment based on any decline in fair value below carrying value. For OREO, fair value is based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs, and is a Level 3 non-recurring measurement. During the nine months ended September 30, 2026 , the Company recognized an unrealized loss of $0.4 million from the impairment of OREO and the Company did not have any realized gains or losses from the disposition of OREO. During the nine months ended September 30, 2025, the Company did not have any unrealized gains or losses on OREO, and the Company recognized a realized gain of $0.6 million from the disposition of OREO. Unrealized and realized gains or losses on OREO are recognized in Other Non-interest expense in the Condensed Consolidated Statements.
Fair Value of Other Financial Instruments
The following tables provide information regarding carrying amounts and estimated fair values of all the Company’s financial instruments (dollars in thousands):

	September 30, 2026
		Fair Value
	Carrying amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,523,501	$1,523,501	$—	$1,523,501	$—
Commercial loans, at fair value	105,928	105,928	—	—	105,928
Loans, net of deferred loan fees and costs	7,257,649	7,208,842	—	—	7,208,842
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	66,585	66,585	—	—	66,585
Accrued interest receivable	46,623	46,623	—	46,623	—
Credit enhancement asset	31,207	31,207	—	31,207	—
LIABILITIES:
Deposits
Demand and interest checking	$7,257,924	$7,257,924	$—	$7,257,924	$—
Savings and money market	79,583	79,583	—	79,583	—
Short-term borrowings	1,110,000	1,110,000	—	1,110,000	—
Senior debt	196,736	201,702	—	201,702	—
Subordinated debentures	13,401	11,045	—	—	11,045
Other long-term borrowings	4,298	4,298	—	4,298	—
Other liabilities: Accrued interest payable	2,396	2,396	—	2,396	—

	December 31, 2025
		Fair Value
	Carrying amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Investment securities, available-for-sale	$1,671,750	$1,671,750	$—	$1,671,750	$—
Commercial loans, at fair value	139,389	139,389	—	—	139,389
Loans, net of deferred loan fees and costs	7,116,676	7,073,348	—	—	7,073,348
Stock in Federal Reserve, Federal Home Loan and Atlantic Central Bankers Banks	25,205	25,205	—	—	25,205
Accrued interest receivable	43,090	43,090	—	43,090	—
Credit enhancement asset	31,138	31,138	—	31,138	—
LIABILITIES:
Deposits
Demand and interest checking	$7,827,037	$7,827,037	$—	$7,827,037	$—
Savings and money market	338,459	338,459	—	338,459	—
Short-term borrowings	199,000	199,000	—	199,000	—
Senior debt	196,253	202,503	—	202,503	—
Subordinated debentures	13,401	11,220	—	—	11,220
Other long-term borrowings	13,712	13,712	—	13,712	—
Other liabilities: Accrued interest payable	6,802	6,802	—	6,802	—

Note 8. Shareholders’ Equity

Share Repurchases
As a means of returning capital to shareholders, the Company implemented the stock repurchase programs described below. Under the repurchase programs, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The planned amounts of repurchases are generally determined by assessing the impact of budgetary earnings projections on regulatory capital requirements. The excess of projected earnings over amounts required to maintain capital requirements is the maximum available for capital return to shareholders, barring any need to retain capital for other purposes. The Board of Directors' authorization represents the maximum amount shares that may be repurchased under the applicable program and does not obligate the Company to repurchase any shares. The Company may suspend, modify or discontinue the repurchase program at any time.
2027- Q1 2028 Repurchase Program
On October 28, 2026 the Board approved a common stock repurchase program of up to $350.0 million from January 1, 2027 through March 31, 2028 (the “2027- Q1 2028 Repurchase Program”).
2026 Repurchase Program

On July 7, 2025, the Board authorized a share repurchase program of up to $200.0 million for 2026 (the “2026 Repurchase Program”). During the three and nine months ended September 30, 2026, the Company repurchased 822,229 and 2,535,419 shares of its common stock in the open market under the 2026 Repurchase Program at an average price of $60.81 and $59.16 per share, respectively.
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
During the three and nine months ended September 30, 2025, the Company repurchased 2,034,053 and 3,472,396 shares of its common stock in the open market under the 2025 Repurchase Program at an average price of $73.74 and $64.80 per share, respectively.

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
As of September 30, 2026, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.
The following table sets forth our regulatory capital ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio	Common equity Tier 1 to risk weighted assets
As of September 30, 2026
The Bancorp, Inc.	7.26%	11.37%	12.39%	11.37%
The Bancorp Bank, National Association	9.03%	14.11%	15.12%	14.11%
“Well capitalized” institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2025
The Bancorp, Inc.	7.64%	11.08%	12.19%	11.08%
The Bancorp Bank, National Association	9.70%	14.03%	15.13%	14.03%
“Well capitalized” institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

Note 10. Commitments and Contingencies

The City Attorney of San Francisco Matter. On November 21, 2023, TBBK Card Services, Inc. (“TBBK Card”), a wholly-owned subsidiary of the Bank, was served with a complaint filed in the Superior Court of the State of California (the “California Superior Court”), captioned People of the State of California, acting by and through San Francisco City Attorney David Chiu, Plaintiff v. InComm Financial Services, Inc., TBBK Card Services, Inc., Sutton Bank, Pathward, N.A., and Does 1-10, Defendants. The complaint filed by the People of the State of California, acting by and through San Francisco City Attorney David Chiu (the “SF City Attorney”) principally alleges that the defendants engaged in unlawful, unfair, or fraudulent business acts and practices related to the packaging of “Vanilla” prepaid cards and the refund process for unauthorized transactions that occurred due to card draining practices. On December 14, 2023, the case was removed to the U.S. District Court for the Northern District of California. On March 26, 2024, the case was remanded to the California Superior Court. TBBK Card has vigorously defended against the claims. On May 6, 2024, TBBK Card filed a motion to quash service of the summons as to TBBK Card for lack of personal jurisdiction. TBBK Card’s motion to quash, and subsequent related appeals, were denied. On December 12, 2025, an amended complaint containing additional factual allegations was filed in the California Superior Court. On September 10, 2026, TBBK Card and the SF City Attorney entered into a settlement agreement which does not require a monetary payment to be made by TBBK Card. The case was subsequently dismissed with prejudice.

The Oxygen Matter. On November 25, 2024, the Bank commenced arbitration through the American Arbitration Association seeking approximately $1.808 million from Oxygen, Inc. (“Oxygen”) owed under a Private Label Account Program Agreement related to unpaid invoices and indemnification obligations owed by Oxygen. On January 13, 2025, Oxygen answered the Bank’s arbitration demand, generally denying the allegations made by the Bank, and filed a Counterclaim against the Bank. The Counterclaim alleges that (i) the termination of the Private Label Account Program Agreement was pretextual, (ii) the Bank breached its notification obligations in terminating the Private Label Account Program Agreement, (iii) the Bank breached the implied covenant of good faith and fair dealing, and (iv) conversion of $1.2 million by the Bank. The ad damnum clause of the Counterclaim also seeks compensatory damages in an amount not less than $40 million. The Bank believes it has meritorious defenses and intends to vigorously defend against the Counterclaim. An arbitration hearing was held in this matter during the third quarter of 2026 and the parties are currently engaged in post-hearing briefing. The Company is not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition or operations.

The Putative Class Action Matter. On March 14, 2025, Nathan Linden filed a putative securities class action complaint captioned Nathan Linden v. The Bancorp, Inc., et al. in the U.S. District Court for the District of Delaware against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and purports to assert a class action on behalf of persons and entities that purchased or otherwise acquired Company securities between January 25, 2024 and March 4, 2025. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements and omissions about the Company’s business, prospects, and operations, with a focus on the Company’s commercial real estate bridge loan (“REBL”) portfolio and related provision for credit losses. On September 29, 2025, the court appointed Southeastern Pennsylvania Transportation Authority (“SEPTA”) as lead plaintiff; the case is now captioned Southeastern Pennsylvania Transportation Authority v. The Bancorp, Inc., et al. On December 22, 2025, SEPTA filed its amended class action complaint, which alleges that between January 26, 2024 and March 25, 2025, the defendants made materially false and/or misleading statements and omissions about certain loans in the Company’s REBL portfolio and related provision for credit losses. The named plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to vigorously defend against the allegations in the amended complaint. On February 20, 2026, the Company filed its motion to dismiss the amended complaint. On April 21, 2026, SEPTA filed its opposition to the Company’s motion to dismiss. On June 5, 2026, the Company filed its reply in support of its motion to dismiss. The Court’s decision on the Company’s motion to dismiss the amended complaint remains pending. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

The Ingenium Matter. On February 2, 2026, the Bank was made aware of a complaint filed in the Delaware Superior Court, Complex Commercial Litigation Division by Ingenium Capital Group, LLC (“Ingenium”) captioned as Ingenium Capital Group, LLC v. The Bancorp Bank, N.A., C.A. No. N26C-01-487 PAW CCLD. Prior to service of the complaint, on February 19, 2026, Ingenium filed its amended complaint. In the amended complaint, Ingenium alleges that the Bank committed fraud or breached a letter of understanding signed in January 2023 by inducing Ingenium to invest upwards of $10 million in Oxygen, Inc. (the same entity that the Bank is arbitrating against in the Oxygen Matter described above) and then by terminating its contract with Oxygen in February 2024. The amended complaint seeks not less than $10 million in damages, plus costs of litigation, and interest. The Bank intends to vigorously defend against the claims. On May 19, 2026, the Bank filed its motion to dismiss the amended complaint. On June 26, 2026, Ingenium filed its opposition to the Bank’s motion to dismiss. As of June 30, 2026, briefing on the Bank’s motion to dismiss had not yet been completed. On July 20, 2026, the Bank filed its reply in support of its motion to dismiss. The Court’s decision on the Bank’s motion to dismiss remains pending. The Company is not yet able to determine whether the ultimate resolution of the matter will have a material adverse effect on the Company’s financial condition or operations.

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
The following tables provide segment information for the periods indicated (dollars in thousands):

	Three months ended September 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$4,202	$46,692	$29,493	$33,483	$21,680	$135,550
Interest allocation	71,293	(28,166)	(20,994)	(20,054)	(2,079)	—
Interest expense	34,860	—	1,069	—	9,554	45,483
Net interest income	40,635	18,526	7,430	13,429	10,047	90,067
Provision for credit losses(1)	39,997	556	(327)	408	(3)	40,631
Non-interest income(1)	82,432	533	719	2,089	44	85,817
Direct non-interest expense:
Salaries and employee benefits	4,678	1,097	810	4,859	24,680	36,124
Restructuring costs	—	—	—	3,299	977	4,276
Data processing expense	386	49	636	1	355	1,427
Software	343	29	551	463	4,596	5,982
Other	5,516	895	439	2,793	6,077	15,720
Total direct non-interest expense	10,923	2,070	2,436	11,415	36,685	63,529
Income before non-interest expense allocations	72,147	16,433	6,040	3,695	(26,591)	71,724
Non-interest expense allocations:
Risk, financial crimes, and compliance	8,108	734	991	1,597	(11,430)	—
Information technology and operations	4,037	270	1,180	2,281	(7,768)	—
Other allocated expenses	4,253	954	1,521	2,158	(8,886)	—
Total non-interest expense allocations	16,398	1,958	3,692	6,036	(28,084)	—
Income before taxes	55,749	14,475	2,348	(2,341)	1,493	71,724
Income tax expense	7,996	1,634	151	(917)	80	8,944
Net income	$47,753	$12,841	$2,197	$(1,424)	$1,413	$62,780

	Three months ended September 30, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$1,075	$48,299	$30,530	$34,247	$22,243	$136,394
Interest allocation	60,098	(22,417)	(16,361)	(16,698)	(4,622)	—
Interest expense	37,662	—	873	10	3,652	42,197
Net interest income	23,511	25,882	13,296	17,539	13,969	94,197
Provision for credit losses(1)	39,790	(555)	116	5,710	(7)	45,054
Non-interest income(1)	74,901	1,763	(3)	1,574	2,181	80,416
Direct non-interest expense:
Salaries and employee benefits	4,577	1,210	2,419	4,862	24,282	37,350
Data processing expense	389	45	532	2	291	1,259
Software	147	28	695	303	3,867	5,040
Other	2,313	1,308	373	1,463	7,298	12,755
Total direct non-interest expense	7,426	2,591	4,019	6,630	35,738	56,404
Income before non-interest expense allocations	51,196	25,609	9,158	6,773	(19,581)	73,155
Non-interest expense allocations:
Risk, financial crimes, and compliance	7,315	591	812	1,331	(10,049)	—
Information technology and operations	3,788	214	1,546	2,099	(7,647)	—
Other allocated expenses	4,154	866	1,764	2,033	(8,817)	—
Total non-interest expense allocations	15,257	1,671	4,122	5,463	(26,513)	—
Income before taxes	35,939	23,938	5,036	1,310	6,932	73,155
Income tax expense	8,955	5,965	1,255	326	1,727	18,228
Net income	$26,984	$17,973	$3,781	$984	$5,205	$54,927

	Nine months ended September 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$8,862	$136,502	$86,441	$98,744	$66,841	$397,390
Interest allocation	192,055	(74,093)	(55,131)	(53,941)	(8,890)	—
Interest expense	99,622	—	3,800	21	24,600	128,043
Net interest income	101,295	62,409	27,510	44,782	33,351	269,347
Provision for credit losses(1)	94,606	1,109	(428)	(419)	(547)	94,321
Non-interest income(1)	218,229	4,472	1,770	6,604	307	231,382
Direct non-interest expense
Salaries and employee benefits	14,302	3,425	2,626	14,558	75,191	110,102
Restructuring costs	—	—	—	3,299	1,902	5,201
Data processing expense	1,145	141	1,863	4	970	4,123
Software	870	85	1,820	1,411	12,797	16,983
Other	10,682	3,324	993	6,656	16,967	38,622
Total direct non-interest expense	26,999	6,975	7,302	25,928	107,827	175,031
Income before non-interest expense allocations	197,919	58,797	22,406	25,877	(73,622)	231,377
Non-interest expense allocations:
Risk, financial crimes, and compliance	23,757	2,155	2,872	4,668	(33,452)	—
Information technology and operations	11,576	767	3,515	6,717	(22,575)	—
Other allocated expenses	12,446	2,686	4,430	6,190	(25,752)	—
Total non-interest expense allocations	47,779	5,608	10,817	17,575	(81,779)	—
Income before taxes	150,140	53,189	11,589	8,302	8,157	231,377
Income tax expense	31,064	11,074	2,398	1,649	1,687	47,872
Net income	$119,076	$42,115	$9,191	$6,653	$6,470	$183,505

	Nine months ended September 30, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Interest income	$1,801	$145,074	$87,611	$99,144	$85,714	$419,344
Interest allocation	198,101	(70,264)	(49,681)	(51,361)	(26,795)	—
Interest expense	123,219	—	3,404	30	9,259	135,912
Net interest income	76,683	74,810	34,526	47,753	49,660	283,432
Provision for credit losses(1)	128,891	(363)	(98)	7,899	(59)	136,270
Non-interest income(1)	234,150	4,566	350	6,359	2,376	247,801
Direct non-interest expense
Salaries and employee benefits	13,307	3,585	7,764	14,841	68,656	108,153
Data processing expense	1,011	127	1,521	6	1,026	3,691
Software	454	81	2,178	1,282	11,202	15,197
Other	7,912	4,117	967	5,722	21,162	39,880
Total direct non-interest expense	22,684	7,910	12,430	21,851	102,046	166,921
Income before non-interest expense allocations	159,258	71,829	22,544	24,362	(49,951)	228,042
Non-interest expense allocations:
Risk, financial crimes, and compliance	21,845	1,771	2,439	3,993	(30,048)	—
Information technology and operations	10,906	604	4,597	6,211	(22,318)	—
Other allocated expenses	12,332	2,523	5,208	5,917	(25,980)	—
Total non-interest expense allocations	45,083	4,898	12,244	16,121	(78,346)	—
Income before taxes	114,175	66,931	10,300	8,241	28,395	228,042
Income tax expense	28,098	16,472	2,535	2,028	6,988	56,121
Net income	$86,077	$50,459	$7,765	$6,213	$21,407	$171,921

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fintech loan credit enhancement	$39,997	$39,790	$94,606	$128,891
Fintech - other fee income	42,435	35,111	123,623	105,259
Fintech - Non-interest income, total	$82,432	$74,901	$218,229	$234,150

	September 30, 2026
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Total assets	$1,052,189	$2,588,102	$2,044,009	$1,762,581	$1,979,157	$9,426,038
Total liabilities	$6,979,530	$1,619	$199,741	$6,562	$1,561,793	$8,749,245

	December 31, 2025
		Credit Solutions
	Fintech	REBL	Institutional Banking	Commercial	Corporate	Total
Total assets	$1,177,306	$2,362,489	$1,981,479	$1,762,882	$2,068,269	$9,352,425
Total liabilities	$7,377,441	$1,817	$269,743	$5,591	$1,008,037	$8,662,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This MD&A should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and the interim Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q.
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
•our ability to obtain the anticipated benefits and cost savings of our organizational restructuring activities;
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

Deposits generated through these partner relationships are deployed into loan and lease products offered by both Fintech sponsored lending and the Credit Solutions business line. As of September 30, 2026, 96.4% of our total deposits were sourced from the Fintech Solutions business, primarily from program sponsorship.
Credit Solutions is our lending business and is focused on offering flexible, specialty credit solutions, and we develop customized products and programs to meet the needs of our clients. Our loan programs include: (i) Real estate bridge lending (REBL), which is comprised primarily of apartment building rehabilitation loans; (ii) Institutional Banking, which is comprised of security-backed lines of credit (SBLOC), cash value insurance policy-backed lines of credit (IBLOC) and advisor financing; and (iii) Commercial Loans which includes direct lease financing and Small Business Loans (“SBL”) which is comprised primarily of Small Business Administration (“SBA”) loans. As previously disclosed in a Current Report on Form 8-K filed with the SEC in September 2026, we implemented an organizational restructuring of our resources and business to align our strategic priorities. As part of the restructuring, we intend to discontinue the origination of retail and wholesale SBL loans by the end of 2026 while continuing to manage the existing SBL loan portfolio.

Our total loan portfolio also includes the Fintech loans generated by the Fintech Solutions business. The loans in our non-fintech portfolio are secured by collateral, and the fintech loans are backed by credit enhancement agreements from our partners.

Executive Summary

As part of our long-term strategic plan, in September 2026, we announced that as part of our organizational restructuring, we intend to discontinue the origination of retail and wholesale SBL loans by the end of 2026. In addition, staffing adjustments were made across several other areas of the organization in connection with our efforts to refine workflows, expand automation and artificial intelligence, optimize costs and invest in our highest-value strategic priorities. We recognized restructuring costs of $4.3 million in the third quarter of 2026 in connection with those actions.
We remain focused on growing our fintech revenues through new partnerships, products and services. Fintech loans of $936.6 million as of September 30, 2026 increased 19.3% compared to the September 30, 2025 balance of $785.0 million. Certain loan fees on fintech loans are recorded as non-interest income and totaled $7.7 million for the quarter ended September 30, 2026, a 72.0% increase compared to $4.5 million for the quarter ended September 30, 2025.
We remain focused on returning capital through share repurchases, and repurchased 822,229 shares of our common stock at an average cost of $60.81 per share during the quarter ended September 30, 2026. Primarily driven by share repurchases, outstanding shares, net of treasury shares at September 30, 2026 decreased 5.04% to 40.221 million from 42.355 million shares at December 31, 2025.

Financial Highlights

Financial highlights include:

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Results of Operations
Net income	$62.8	$54.9	$183.5	$171.9
Net income per share - basic	$1.54	$1.20	$4.43	$3.69
Net income per share - diluted	$1.53	$1.18	$4.39	$3.64

Key Performance Indicators
Return on assets	2.51%	2.50%	2.52%	2.54%
Return on equity	36.04%	26.60%	35.91%	29.32%
Equity to assets (as of period end)	n/a	n/a	7.18%	9.05%
Net interest margin	3.75%	4.45%	3.82%	4.32%
Average deposits	$8,419	$7,625	$8,384	$7,995
Average loans and leases	$7,908	$6,689	$7,600	$6,549
Non-interest income: fintech fees	$41.8	$35.1	$120.8	$105.2
Prepaid, debit and credit card gross dollar volume (GDV)(1)	$54,328	$44,038	$160,294	$132,337
(1)Gross dollar volume represents the total dollar amount spent on prepaid, debit and credit cards issued by The Bancorp Bank, N.A.
Our net income increased to $62.8 million in the third quarter of 2026 from $54.9 million in the third quarter of 2025, an increase of $7.9 million, or 14.3%.
Earnings per diluted share increased to $1.53 in the third quarter of 2026 from $1.18 in the third quarter of 2025, an increase of 29.7%, driven both by the increase in net income and a 5.4 million decrease in weighted average diluted shares, primarily driven by our share repurchase activity during the year.
Key components of our change in net income between periods include:
•Income tax expense decreased $9.3 million to $8.9 million in the third quarter of 2026 from $18.2 million in the third quarter of 2025. The third quarter of 2026 was favorably impacted by $10.3 million of total benefits related to purchased transferable tax credits, of which $3.0 million relates to 2026 taxes and $7.3 million relates to the carryback of credits to prior periods.
•Non-interest income increased $5.4 million, to $85.8 million in the third quarter of 2026 from $80.4 million in the third quarter of 2025. That increase is driven by a $6.7 million increase in total fintech fees primarily driven by volume growth, partially offset by a $0.8 million decrease in other non-interest income.
•Provision for credit losses, total decreased $4.5 million, to $40.6 million in the third quarter of 2026, from $45.1 million in the third quarter of 2025, primarily driven by a $5.1 million decrease in provision for non-fintech loans from estimated losses for the direct leasing portfolio that were recognized in the third quarter of 2025.
The above positive impacts to net income were partially offset by:
•Net interest income decreased $4.1 million, driven by a $0.8 million decrease in interest income and a $3.3 million increase in interest expense. The increase in interest expense is primarily driven by higher interest expense of $1.4 million from senior debt due to the August 2025 facility upsizing and increase in rate and $2.0 million higher combined interest expense on short-term borrowings and deposit balances primarily due to higher average balances, partially offset by lower rates.
•Non-interest expense increased $7.1 million reflecting higher costs in the third quarter of 2026, including $4.3 million of costs related to the restructuring of our SBL business line and other departmental reductions, and $1.9 million related to an accrual for the estimated cost of a legal settlement.
A detailed discussion of our financial results and the drivers of these fluctuations follows in “Results of Operations.”

Our strategic focus on growing our fintech business fee-based income and fintech loan portfolio had an impact on our KPIs as follows:
Average loans and leases grew to $7.91 billion in the third quarter of 2026 from $6.69 billion in the third quarter of 2025, an increase of $1.22 billion or 18.2%, primarily driven by a $906.7 million increase in our average fintech portfolio, reflecting our continued strategic shift towards sponsored lending.
Non-interest income—fintech fees increased $6.7 million, or 19.2%, to $41.8 million in the third quarter of 2026, which includes a $3.2 million increase in consumer credit fintech fees and a $3.5 million increase in prepaid, debit card, ACH and other fees. The growth in consumer credit fintech fees reflects continued organic volume growth with existing partners and products and the impact of new products launched within the past year. The growth in prepaid, debit card and related fees is driven by an increase in GDV to $54.3 billion, a 23.4% increase from $44.0 billion in the third quarter of 2025. GDV growth may not have a direct impact on the related fee income due to the different product fee structures within the total mix.
Net interest margin decreased to 3.75% in the third quarter of 2026 from 4.45% in the third quarter of 2025, driven by the shift in our loan portfolio to a greater percentage of fintech loans, for which we primarily earn fee income and not interest income, combined with the impact of Federal Reserve rate decreases from the fourth quarter of 2025. See further discussion of the growth in Fintech lending contributing to margin compression under “Results of Operations—Net Interest Income—Growth of Fintech Lending” in the following section.
At September 30, 2026, the ratio of equity to assets was 7.18%, compared to 7.38% at December 31, 2025, the decrease primarily driven by an accumulated other comprehensive loss in the year to date 2026 of $59.7 million from unrealized losses on our available for sale investment portfolio driven by market rate increases.

Results of Operations - Three Months Ended September 30, 2026 and 2025

Net Interest Income
Our net interest income for the third quarter of 2026 decreased $4.1 million, or 4.4%, to $90.1 million from $94.2 million in the third quarter of 2025.
Growth of Fintech Lending. Our strategy is to continue to drive growth in our Fintech lending business, as seen by the shift in mix to Fintech representing 19.6% of our total average loan portfolio in the third quarter of 2026, compared to 9.6% for the third quarter of 2025. A significant portion of these loans are zero percent interest and, as such, do not recognize interest income; however, we do generate fee revenue from these loans, through our partnership agreements. This mix shift to non-interest earning loans results in a reduction of the calculated average rate earned by total loans, average rate earned by our total interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer credit fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $7.7 million and $4.5 million for the third quarters of 2026 and 2025, respectively.
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
Interest Income
Interest income for the third quarter of 2026 was $135.6 million, a decrease of $0.8 million from $136.4 million in the third quarter of 2025, primarily driven by $3.0 million lower income on interest-earning deposits partially offset by $2.1 million higher income on investment securities. In the third quarter of 2025, average interest earning deposits on balance sheet of $355.0 million was significantly higher than $100.9 million in third quarter of 2026, driven by higher fintech on-balance sheet volumes.
Interest income from loans was $114.4 million in the third quarter of 2026, $0.6 million lower than $115.0 million in the third quarter of 2025, driven by $3.7 million lower interest earned on non-fintech loans partially offset by $3.1 million higher interest earned on fintech loans. For non-fintech loans, lower interest earned was primarily driven by lower rates, as the average rate decreased to 6.93% for the third quarter of 2026, compared to 7.53% for the third quarter of 2025, while average balance was 5.2% higher. The loan portfolio average rate reflects the impact of Federal Reserve rate decreases which continued in the third and fourth quarters of 2025. For fintech loans, higher interest income of $3.1 million was driven by higher volumes of interest-earning fintech loans. See “Growth of Fintech Lending” discussion above for further information.
Interest Expense
Interest expense for the third quarter of 2026 increased $3.3 million to $45.5 million from $42.2 million in the third quarter of 2025, driven by $4.6 million higher interest on short-term borrowings and $1.4 million higher interest expense on senior debt, partially offset by $2.7 million lower interest expense on deposits.
Interest expense on deposits was $2.7 million lower, primarily driven by lower rates in 2026. Interest expense on short-term borrowings was $4.6 million higher in 2026, as that funding source was utilized to fund higher average loans on balance sheet in the third quarter of 2026, compared to limited utilization in third quarter of 2025. Interest expense on senior debt was $1.4 million higher, due to higher outstanding principal and higher rate on senior debt. In August 2025, $200 million of 7.375% Senior Notes due 2030 were issued, the proceeds of which were used in part to repay at maturity the $100 million of outstanding 4.75% Senior notes due 2025.

Average Daily Balances
The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

(Dollars in thousands)	Three months ended September 30,
	2026			2025			Increase (Decrease) due to:
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Volume	Rate	Total
Assets:
Interest-earning assets:
Non-fintech loans	$6,360,234	$110,241	6.93%	$6,048,270	$113,907	7.53%	$5,875	$(9,541)	$(3,666)
Fintech loans	1,547,735	4,202	1.09%	$641,026	1,075	0.67%	1,521	1,606	3,127
Loans, total(1)	7,907,969	114,443	5.79%	6,689,296	114,982	6.88%	7,396	(7,935)	(539)
Investment securities	1,588,403	20,065	5.05%	1,426,443	17,458	4.90%	1,982	625	2,607
Interest-earning deposits	100,918	1,042	4.13%	354,991	3,954	4.46%	(2,830)	(82)	(2,912)
Total interest-earning assets	9,597,290	135,550	5.65%	8,470,730	136,394	6.44%	6,548	(7,392)	(844)

Allowance for credit losses	(52,589)			(59,166)
Other assets	371,601			308,654
Total assets	$9,916,302			$8,720,218

Liabilities and shareholders' equity:
Demand and interest checking	$8,336,415	$35,365	1.70%	$7,560,744	$38,233	2.02%	$3,922	$(6,790)	$(2,868)
Savings and money market	83,072	777	3.74%	64,529	563	3.49%	162	52	214
Total deposits	8,419,487	36,142	1.72%	7,625,273	38,796	2.04%	4,084	(6,738)	(2,654)
Short-term borrowings	511,321	5,135	4.02%	45,067	495	4.39%	5,121	(481)	4,640
Long-term borrowings	4,316	74	6.86%	13,866	197	5.68%	(136)	13	(123)
Subordinated debt	13,401	237	7.07%	13,401	259	7.73%	—	(22)	(22)
Senior debt	196,599	3,895	7.92%	140,992	2,450	6.95%	966	479	1,445
Total deposits and liabilities	9,145,124	45,483	1.99%	7,838,599	42,197	2.15%	10,035	(6,749)	3,286

Other liabilities	80,091			62,405
Total liabilities	9,225,215			7,901,004

Shareholders' equity	691,087			819,214
	$9,916,302			$8,720,218
Net interest income		$90,067			$94,197

Net interest margin			3.75%			4.45%
_________
(1)Loans, total includes Commercial loans, at fair value and Loans, net of deferred loan fees and costs. Non-accrual loans are included in the Average balance.
For the third quarter of 2026 compared to third quarter of 2025, average interest-earning assets increased $1.13 billion, reflecting a $1.22 billion increase in average loans and leases and a $162.0 million increase in average investment securities, partially offset by a decrease in average interest-earning deposits of $254.1 million. For those respective periods, average deposits and liabilities increased $1.31 billion, driven by a $794.2 million increase in deposits, a $466.3 million increase in short-term borrowings and a $55.6 million increase in senior debt.

Net Interest Margin
Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the third quarter of 2026 was 3.75% compared to 4.45% for the third quarter of 2025, a decrease of 70 basis points. The average yield on interest-earning assets decreased 79 basis points, due to the shift of our portfolio mix to more fintech loans where we primarily earn fee income as discussed further under “Growth of Fintech Lending” above, plus lower market short-term interest rates. In addition, the cost of deposits and interest-bearing liabilities decreased 16 basis points, or a net change of 63 basis points, driven primarily by a 32 basis point decrease in average rate on deposits primarily due to a lower rate environment in the third quarter of 2026.
Provision for Credit Losses
Our provision for credit losses was $40.6 million for the third quarter of 2026, a decrease of $4.5 million compared to a provision of $45.1 million for the third quarter of 2025. In addition, the provision for credit losses on non-fintech loans was $0.7 million in the third quarter of 2026 compared to provision expense of $5.8 million in the third quarter of 2025 driven by estimated losses for the direct leasing portfolio in the third quarter of 2025.
The fintech loan provision correlates to the amount of related non-interest income from a credit enhancement contractually provided by a third party. Accordingly, there was no related net impact from these amounts. See further discussion of this program in “Financial Condition—Allowance for Credit Losses—Fintech Programs” in MD&A.
For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 5. Loans, net” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Interest Income
Non-interest income was $85.8 million in the third quarter of 2026, an increase of $5.4 million compared to $80.4 million in the third quarter of 2025. The increase between those respective periods is primarily driven by $6.7 million of higher total fintech fees, partially offset by $0.8 million of lower other non-interest income.
Total fintech fees increased $6.7 million, which includes a $2.5 million increase in prepaid, debit card and related fees, or 9.7%, to $28.0 million for the third quarter of 2026, compared to $25.5 million in the third quarter of 2025, driven by higher transaction volume from new clients and organic growth from existing clients. In addition, ACH, card and other payment processing fees increased $1.0 million, or 20.2%, to $6.1 million for the third quarter of 2026, compared to $5.1 million in the third quarter of 2025, reflecting an increase in rapid funds transfer volume. Consumer credit fintech fees increased $3.2 million, or 72.0%, to $7.7 million for the third quarter of 2026, compared to $4.5 million in the third quarter of 2025, reflecting increased loan volume.
Other non-interest income decreased $0.8 million for the third quarter of 2026, compared to the third quarter of 2025, primarily driven by $2.3 million recognized in the third quarter of 2025 from the forfeiture of an earnest money deposit for a terminated OREO sale agreement, partially offset by $1.2 million higher income in the third quarter of 2026, including $0.6 million higher other fee income from loans and $0.6 million of fees earned on deposit sweeps.

Non-Interest Expense
The following table presents the principal categories of non-interest expense for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$36,124	$37,350	$(1,226)
Restructuring costs	4,276	—	4,276
Depreciation	1,296	1,152	144
Rent and related occupancy cost	1,676	1,592	84
Data processing expense	1,427	1,259	168
Audit expense	521	617	(96)
Legal expense	2,138	1,483	655
Legal settlement	1,900	—	1,900
FDIC insurance	1,709	905	804
Software	5,982	5,040	942
Insurance	1,128	1,194	(66)
Telecom and IT network communications	319	304	15
Consulting	152	430	(278)
Other	4,881	5,078	(197)
Total non-interest expense	$63,529	$56,404	$7,125
Total non-interest expense was $63.5 million for the third quarter of 2026, an increase of $7.1 million, or 12.6%, compared to $56.4 million for the third quarter of 2025. The increase is primarily driven by higher costs in the third quarter of 2026, including $4.3 million of costs related to the restructuring of our Small Business Lending business line and other departmental reductions, and $1.9 million related to an accrual for the estimated cost of a legal settlement.
Income Taxes
Income tax expense was $8.9 million for the third quarter of 2026 compared to $18.2 million in the third quarter of 2025. Our effective tax rate was 12.5% and 24.9% in the third quarters of 2026 and 2025, respectively, with each period based on a 21% federal tax rate, the impact of various state income taxes and the third quarter of 2026 was favorably impacted by purchased tax credits.
In third quarter of 2026, as part of our tax strategy, we purchased transferable tax credits to reduce our cash tax obligation for 2026 and certain eligible prior years. Income tax expense for the third quarter of 2026 includes $10.3 million of total benefits related to transferable investment tax credits, of which $3.0 million relates to 2026 taxes and $7.3 million relates to carryback of credits to prior periods. We expect to continue to invest in tax credits in future periods, resulting in an estimated annual future effective tax rate of approximately 23.9%, compared to the full year 2025 effective tax rate of 24.7%.

Results of Operations - Nine Months Ended September 30, 2026 and 2025

Net Interest Income
Our net interest income for the nine months ended September 30, 2026 decreased $14.1 million, or 5.0%, to $269.3 million from $283.4 million in the nine months ended September 30, 2025.
Growth of Fintech Lending. Our strategy is to continue to drive growth in our Fintech lending business, as seen in the shift in mix to Fintech representing 17.8% of our total average loan portfolio in the nine months ended September 30, 2026, compared to 8.4% for the nine months ended September 30, 2025. A significant portion of these loans are zero percent interest and, as such, do not recognize interest income; however, we do generate fee revenue from these loans, through our partnership agreements. The shift to non-interest earning loans results in a reduction of the calculated average rate earned by total loans, average rate earned by our total interest-earning assets, and net interest margin in the above analysis. Offsetting these impacts is the growth in Consumer credit fintech fee income recognized within non-interest income in our Consolidated Statements of Operations which was $19.9 million and $12.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Interest Income
Interest income for the nine months ended September 30, 2026 was $397.4 million, a decrease of $21.9 million from $419.3 million in the nine months ended September 30, 2025, primarily driven by $20.4 million lower income on interest-earning deposits and a one-time gain in 2025 of $3.0 million from a CRE-2 investment security which was repaid in full. In the nine months ended September 30, 2025, average interest earning deposits on balance sheet of $746.5 million was significantly higher than $168.3 million in nine months ended September 30, 2026, driven by one-time volumes in 2025 from wildfire insurance refunds and higher fintech on-balance sheet volumes.
Interest income from loans was $332.6 million in the nine months ended September 30, 2026, $3.6 million lower than $336.2 million in the nine months ended September 30, 2025, primarily driven by $10.7 million lower interest earned on non-fintech loans partially offset by $7.1 million higher interest earned on fintech loans. For non-fintech loans, lower interest earned was primarily driven by lower rates, as the average rate decreased to 6.91% for the nine months ended September 30, 2026, compared to 7.43% for the nine months ended September 30, 2025, while average balance was 4.1% higher. The loan portfolio average rate reflects the impact of Federal Reserve rate decreases which continued in the third and fourth quarters of 2025. For fintech loans, higher interest income of $7.1 million was driven by higher volumes of interest-earning fintech loans. See “Growth of Fintech Lending” discussion above for further information.
Interest Expense
Interest expense for the nine months ended September 30, 2026 decreased $7.9 million to $128.0 million from $135.9 million in the nine months ended September 30, 2025, driven by $23.3 million lower interest expense on deposits, partially offset by $9.0 million higher interest on short-term borrowings and $6.8 million higher interest expense on senior debt.
Interest expense on deposits was $23.3 million lower due to lower average rate of 1.68% in 2026 compared to 2.15% in 2025. Interest expense on short-term borrowings was $9.0 million higher in 2026, as that funding source was utilized to fund growth of loans on balance sheet in the nine months ended September 30, 2026, compared to limited utilization in 2025. Interest expense on senior debt was $6.8 million higher, due to higher outstanding principal and higher rate on senior debt. In August 2025, $200 million of 7.375% Senior Notes due 2030 were issued, the proceeds of which were used in part to repay at maturity the $100 million of outstanding 4.75% Senior Notes due 2025.

Average Daily Balances
The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2026			2025			Increase (Decrease) due to:
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Volume	Rate	Total
Assets:
Interest-earning assets:
Non-fintech loans	$6,246,850	$323,709	6.91%	$6,000,321	$334,419	7.43%	$13,740	$(24,450)	$(10,710)
Fintech loans	1,352,831	8,862	0.87%	548,909	1,801	0.44%	2,638	4,423	7,061
Loans, total(1)	7,599,681	332,571	5.83%	6,549,230	336,220	6.84%	16,378	(20,027)	(3,649)
Investment securities(2)	1,630,893	60,195	4.92%	1,464,085	58,164	5.30%	6,627	(1,579)	5,048
Interest-earning deposits	168,254	4,624	3.66%	746,470	24,960	4.46%	(19,334)	(1,002)	(20,336)
Total interest-earning assets	9,398,828	397,390	5.64%	8,759,785	419,344	6.38%	3,671	(22,608)	(18,937)

Allowance for credit losses	(54,639)			(52,227)
Other assets	375,759			341,661
Total assets	$9,719,948			$9,049,219

Liabilities and shareholders' equity:
Demand and interest checking	$8,246,396	$101,975	1.65%	$7,906,597	$126,680	2.14%	$5,444	$(30,149)	$(24,705)
Savings and money market	137,360	3,790	3.68%	88,687	2,454	3.69%	1,347	(11)	1,336
Total deposits	8,383,756	105,765	1.68%	7,995,284	129,134	2.15%	6,791	(30,160)	(23,369)
Short-term borrowings	321,152	9,465	3.93%	15,334	500	4.35%	9,972	(1,007)	8,965
Long-term borrowings	9,349	418	5.96%	13,957	590	5.64%	(195)	23	(172)
Subordinated debt	13,401	708	7.04%	13,401	771	7.67%	—	(63)	(63)
Senior debt	196,399	11,687	7.93%	111,354	4,917	5.89%	3,755	3,015	6,770
Total deposits and liabilities	8,924,057	128,043	1.91%	8,149,330	135,912	2.22%	20,323	(28,192)	(7,869)

Other liabilities	112,596			115,916
Total liabilities	9,036,653			8,265,246

Shareholders' equity	683,295			783,973
	$9,719,948			$9,049,219
Net interest income		$269,347			$283,432

Net interest margin			3.82%			4.32%
(1)Loans, total includes Commercial loans, at fair value and Loans, net of deferred loan fees and costs. Non-accrual loans are included in the Average balance.
(2)Interest income in 2025 includes $3.0 million from a security that was known as “CRE-2” and which was related to the Company’s discontinued commercial real estate securitization business. CRE-2 was repaid in full in the second quarter of 2025, resulting in a one-time gain of $3.0 million, which was excluded from change due to rate in the above analysis.
For the nine months ended September 30, 2026 compared to nine months ended September 30, 2025, average interest-earning assets increased $639.0 million, reflecting a $1.1 billion increase in average loans and leases and a $166.8 million increase in average investment securities, partially offset by a decrease in average interest-earning deposits of $578.2 million. For those respective periods, average deposits and liabilities increased $774.7 million, primarily driven by a $388.5 million increase in average deposits, a $305.8 million increase in short-term borrowings and an $85.0 million increase in senior debt.

Net Interest Margin
Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for the nine months ended September 30, 2026 was 3.82% compared to 4.32% for the nine months ended September 30, 2025, a decrease of 50 basis points. The average yield on interest-earning assets decreased 74 basis points, due to the shift of our portfolio mix to more fintech loans where we primarily earn fee income as discussed further under “Growth of Fintech Lending” above, plus lower market short-term interest rates. In addition, the cost of deposits and interest-bearing liabilities decreased 31 basis points, or a net change of 43 basis points, driven primarily by a 47 basis point decrease in average rate on deposits primarily due to a lower rate environment in the nine months ended September 30, 2026.
Provision for Credit Losses
Our provision for credit losses was $94.3 million for the nine months ended September 30, 2026, a decrease of $42.0 million compared to a provision of $136.3 million for the nine months ended September 30, 2025. The decrease is primarily attributable to $34.3 million lower provision for fintech loans driven by improved performance of that loan portfolio. The lower fintech loan provision correlates to a lower amount of related non-interest income from a credit enhancement contractually provided by a third party. Accordingly, there was no related net impact from these amounts. See further discussion of this program in “Financial Condition—Allowance for Credit Losses—Fintech Programs” in MD&A.
In addition, the provision for credit losses on non-fintech loans was a release of $0.3 million in the nine months ended September 30, 2026 compared to provision expense of $8.1 million in the nine months ended September 30, 2025. The provision release in the nine months ended September 30, 2026 is primarily driven by improvements in credit quality of the direct lease financing portfolio.
For more information about our provision, allowance and credit loss experience, see “Financial Condition—Portfolio Performance” below and “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Interest Income
Non-interest income was $231.4 million in the nine months ended September 30, 2026, a decrease of $16.4 million compared to $247.8 million in the nine months ended September 30, 2025. The decrease between those respective periods is primarily driven by a $34.3 million decrease in fintech loan credit enhancement income, which was partially offset by $15.6 million in higher total fintech fees and $4.0 million of higher other non-interest income.
Fintech loan credit enhancement income decreased $34.3 million driven by improved performance of fintech loans, which correlates to a like amount for provision for credit losses on fintech loans. See further discussion above under “Provision for Credit Losses.”
Total fintech fees increased $15.6 million, which includes a consumer credit fintech fees increase of $7.8 million to $19.9 million for the nine months ended September 30, 2026, compared to $12.1 million in the nine months ended September 30, 2025, reflecting increased loan volume. Prepaid, debit card and related fees increased $5.2 million, or 6.6%, to $82.5 million for the nine months ended September 30, 2026, compared to $77.3 million in the nine months ended September 30, 2025, driven by higher transaction volume from new clients and organic growth from existing clients. In addition, ACH, card and other payment processing fees increased $2.7 million, or 17.0%, to $18.5 million for the nine months ended September 30, 2026, compared to $15.8 million in the nine months ended September 30, 2025, reflecting an increase in rapid funds transfer volume.
Other non-interest income increased $4.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by $3.1 million higher other fee income from loans and $2.2 million of fees earned on deposit sweeps, partially offset by $2.3 million recognized in third quarter of 2025 from the forfeiture of an earnest money deposit for a terminated OREO sale agreement.

Non-Interest Expense
The following table presents the principal categories of non-interest expense for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$110,102	$108,153	$1,949
Restructuring costs	5,201	—	5,201
Depreciation	3,771	3,381	390
Rent and related occupancy cost	5,035	4,877	158
Data processing expense	4,123	3,691	432
Audit expense	1,660	1,816	(156)
Legal expense	4,949	5,303	(354)
Legal reimbursement	(100)	—	(100)
FDIC insurance	4,066	3,160	906
Software	16,983	15,197	1,786
Insurance	3,379	3,596	(217)
Telecom and IT network communications	895	945	(50)
Consulting	509	1,322	(813)
Other	14,458	15,480	(1,022)
Total non-interest expense	$175,031	$166,921	$8,110
Total non-interest expense was $175.0 million for the nine months ended September 30, 2026, an increase of $8.1 million, or 4.9%, compared to $166.9 million for the nine months ended September 30, 2025. The increase is primarily driven by higher costs in the nine months ended September 30, 2026 including $5.2 million of costs related to the restructuring of our SBL business line and other departmental reductions, $1.9 million higher salaries and benefits expense primarily driven by higher costs from incentive compensation accruals and $1.8 million higher software expense primarily driven by increased adoption of artificial intelligence tools.
Income Taxes
Income tax expense was $47.9 million for the nine months ended September 30, 2026 compared to $56.1 million in the nine months ended September 30, 2025. Our effective tax rate was 20.7% and 24.6% in the nine months ended September 30, 2026 and 2025, respectively, based on a 21% federal tax rate and the impact of various state income taxes. The nine months ended September 30, 2026 was favorably impacted by purchased tax credits.
In third quarter of 2026, as part of our tax strategy, we invested in transferable tax credits to reduce our cash tax obligation for 2026 and certain eligible prior years. Income tax expense for the nine months ended September 30, 2026 includes $10.3 million of total benefits related to transferable investment tax credits, of which $3.0 million relates to 2026 taxes and $7.3 million relates to carryback of credits to prior periods. We expect to continue to invest in tax credits in future periods, resulting in an estimated annual future effective tax rate of approximately 23.9%, compared to the full year 2025 effective tax rate of 24.7%.

Financial Condition

Total Assets
Total assets at September 30, 2026 were $9.43 billion, relatively consistent with $9.35 billion at December 31, 2025.
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
Investment Securities
The following table presents a summary of our available-for-sale investment securities, by major category (dollars in thousands):

	September 30, 2026	December 31, 2025
U.S. Government agency securities	$19,650	$25,109
Asset-backed securities	218,938	234,101
Tax-exempt obligations of states and political subdivisions	13,397	9,636
Taxable obligations of states and political subdivisions	12,077	18,927
Residential mortgage-backed securities	399,325	464,323
Collateralized mortgage obligation securities	47,466	57,580
Commercial mortgage-backed securities	812,648	862,074
Total Investment securities available for sale, at fair value	$1,523,501	$1,671,750
The following table shows the contractual maturity distribution and the weighted average yield of our investment securities as of September 30, 2026 (dollars in thousands). The weighted average yield was calculated by dividing the amount of individual securities to total securities in each category, multiplying by the yield of the individual security and adding the results of those individual computations.

(Dollars in thousands)	Zero to one year		After one to five years		After five to ten years		Over ten years
	Balance	Average yield	Balance	Average yield	Balance	Average yield	Balance	Average yield	Total balance
U.S. Government agency securities	$650	2.40%	$1,308	3.14%	$11,729	4.73%	$5,963	3.35%	$19,650
Asset-backed securities	62	4.92%	2,906	5.71%	45,619	5.67%	170,351	5.47%	218,938
Tax-exempt obligations of states and political subdivisions(1)	1,160	2.30%	—	—	1,882	3.87%	10,355	4.53%	13,397
Taxable obligations of states and political subdivisions	7,342	4.00%	2,725	3.48%	—	—	2,010	6.00%	12,077
Residential mortgage-backed securities	—	—	—	—	2,015	5.04%	397,310	4.93%	399,325
Collateralized mortgage obligation securities	10	1.85%	—	—	2	2.92%	47,454	4.16%	47,466
Commercial mortgage-backed securities	9,165	2.09%	284,003	4.37%	399,585	4.70%	119,895	3.99%	812,648
Total	$18,389		$290,942		$460,832		$753,338		$1,523,501
Weighted average yield		2.89%		4.37%		4.80%		4.84%
(1)If adjusted to their taxable equivalents, yields would approximate 2.91%, 4.90%, and 5.73% for zero to one year, five to ten years, and over ten years, respectively, at a federal tax rate of 21%.

Total Loan Portfolio
The following table summarizes our loan portfolio, by loan category (dollars in thousands):

	September 30 2026	December 31 2025
Loans recorded at amortized cost:
Small business loans (SBL) non-real estate	$263,657	$235,282
SBL commercial mortgage	771,566	749,234
SBL construction	27,920	22,382
SBLs	1,063,143	1,006,898
Direct lease financing	641,008	685,422
SBLOC / IBLOC(1)	1,830,690	1,669,985
Advisor financing	196,858	294,236
Real estate bridge lending (REBL)	2,427,108	2,188,952
Fintech	936,577	1,097,998
Other loans(2)	147,799	157,416
	7,243,183	7,100,907
Unamortized loan fees and costs	14,466	15,769
Total loans, net of deferred loan fees and costs	$7,257,649	$7,116,676

Commercial loans, at fair value:
SBLs, at fair value	$52,198	$68,374
REBL, at fair value	53,730	71,015
Total commercial loans, at fair value	$105,928	$139,389

Total loan portfolio	$7,363,577	$7,256,065
(1)Includes Securities-backed lines of credit (SBLOC) and Insurance policy cash value-backed lines of credit (IBLOC).
(2) As of September 30, 2026 and December 31, 2025, Other loans includes $109.9 million and $110.7 million, respectively, related to warehouse financing of REBL loan sales to third-party purchasers.
The majority of our loan portfolio is recorded at amortized cost and recognized net of an allowance for credit losses. Loans, net of deferred loan fees and costs increased to $7.26 billion at September 30, 2026 from $7.12 billion at December 31, 2025. This $141.0 million increase is primarily driven by an increase in REBL of $238.2 million, and an increase of SBLOC/IBLOC of $160.7 million, partially offset by a decrease in fintech loans of $161.4 million. The decline in fintech loans was primarily attributable to a change in payment processing, which impacted period-end balances and did not reflect a change in underlying customer activity.

Commercial loans, at fair value are comprised of non-SBA commercial real estate loans and SBA loans which had been originated for sale or securitization through the first quarter of 2020, and which are now being held for investment on the balance sheet. These loans continue to be recognized at fair value, and this portfolio declined $33.5 million from December 31, 2025, as this portfolio continues to runoff. All originations are now being recognized at amortized cost.
The underlying nature of the collateral for our loan portfolio includes:
•SBL non-real estate loans are collateralized by business assets, which may include certain real estate;
•SBL commercial mortgage and construction loans are collateralized by real estate for small businesses;
•SBLOCs are collateralized by marketable investment securities while IBLOC are collateralized by the cash value of life insurance;
•Advisor financing loans are collateralized by investment advisors’ business franchises;
•REBL loans are primarily collateralized by apartment buildings, or other commercial real estate; and
•Direct lease financing is collateralized primarily by vehicles or equipment.

Fintech loans include secured credit card accounts of $259.8 million and $729.1 million as of September 30, 2026 and December 31, 2025, respectively, which are backed dollar-for-dollar by cash collateral provided by each individual cardholder that are recognized as deposits on our Condensed Consolidated Balance Sheets, and these loans are required to be repaid in full monthly. The remaining fintech loans consist of cashflow underwritten short-term liquidity products to individual borrowers ranging in maturity from 30 to 365 days. All fintech loans are covered by credit enhancement agreements, as discussed further below under “Fintech Programs.”
The following table summarizes the concentration by state of our real estate bridge loans (dollars in thousands):

	As of September 30, 2026
	Balance	Origination date LTV
REBL concentration by state:
Texas	$619,508	71%
Georgia	366,388	72%
Florida	277,044	67%
Missouri	105,780	74%
Michigan	98,499	64%
Ohio	97,380	71%
Other States each <$90 million	862,509	70%
Total	$2,427,108

Portfolio Estimated Maturities
The following table presents loan categories by contractual maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties. See “Asset and Liability Management” in this MD&A for a discussion of interest rate risk.

	September 30, 2026
	Within one year	One to five years	After five but within 15 years	After 15 years	Total
	(Dollars in thousands)
Loans, net of deferred loan fees and costs:
SBL non-real estate	$300	$13,225	$250,132	$—	$263,657
SBL commercial mortgage	13,482	45,861	268,397	443,826	771,566
SBL construction	2,398	106	13,476	11,940	27,920
Direct lease financing	127,458	490,892	22,658	—	641,008
SBLOC / IBLOC	1,830,690	—	—	—	1,830,690
Advisor financing	3,293	99,093	94,472	—	196,858
Real estate bridge lending	958,969	1,468,139	—	—	2,427,108
Fintech	936,577	—	—	—	936,577
Other loans	90,882	37,213	11,586	8,118	147,799
Commercial loans, at fair value	12,367	53,249	12,544	27,768	105,928
Total	$3,976,416	$2,207,778	$673,265	$491,652	$7,349,111
Unamortized loan fees and costs					14,466
Total loan portfolio					$7,363,577

Loan maturities after one year with:
Fixed rates
SBL non-real estate		$665	$—	$—	$665
SBL commercial mortgage		7,397	2,353	—	9,750
Direct lease financing		490,892	19,847	—	510,739
Advisor financing		97,655	94,472	—	192,127
Real estate bridge lending		1,158,215	—	—	1,158,215
Other loans		3,128	5,732	5,502	14,362
Commercial loans, at fair value		42,326	—	—	42,326
Total loans with fixed rates		$1,800,278	$122,404	$5,502	$1,928,184

Variable rates
SBL non-real estate		$12,560	$250,132	$—	$262,692
SBL commercial mortgage		38,464	266,044	443,826	748,334
SBL construction		106	13,476	11,940	25,522
Direct lease financing		—	2,811	—	2,811
Advisor financing		1,438	—	—	1,438
Real estate bridge lending		309,924	—	—	309,924
Other loans		34,085	5,854	2,616	42,555
Commercial loans, at fair value		10,923	12,544	27,768	51,235
Total with variable rates		$407,500	$550,861	$486,150	$1,444,511

Total maturities after one year		$2,207,778	$673,265	$491,652	$3,372,695

Portfolio Performance
Loans are considered to be non-performing if they are on a non-accrual basis or are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection.
The following table summarizes our non-performing assets, with discussion of significant changes between periods to follow (dollars in thousands):

	September 30, 2026	December 31, 2025
Non-accrual loans:
SBL non-real estate	$12,296	$8,639
SBL commercial mortgage	24,809	21,977
SBL construction	710	2,660
Direct lease financing	7,149	12,066
SBLOC/IBLOC	—	446
Real estate bridge lending	12,700	9,755
Other loans	248	142
Total non-accrual loans	57,912	55,685

Loans past due 90 days or more and still accruing	6,856	18,199
Total non-performing loans	64,768	73,884
Other real estate owned (OREO)	70,734	60,695
Total non-performing assets	$135,502	$134,579
Non-accrual loans increased $2.2 million, from $55.7 million at December 31, 2025, primarily driven by a $2.9 million increase in REBL loans and a $4.5 million increase in SBL, partially offset by a $4.9 million decrease in direct lease financing.
Loans past due 90 days or more still accruing interest amounted to $6.9 million at September 30, 2026 and $18.2 million at December 31, 2025. The $11.3 million decrease is primarily driven by a $14.5 million REBL loan that left 90 days or more past due status after we entered into a loan agreement with a new borrower with greater financial capacity.
We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. At September 30, 2026, there were $166.5 million of loans classified as special mention and substandard in total, a decrease of $27.9 million, or 14.4%, from $194.5 million at December 31, 2025. The decrease is primarily driven by a $19.4 million decrease in criticized Real estate bridge loans, a $7.8 million decrease in Direct lease financing and a $9.0 million decrease in SBL commercial mortgage, that was partially offset by an increase in SBL non-real estate criticized loans of $5.4 million.
See “Note 5. Loans” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on classified loans.
Asset Quality Ratios
The following tables summarize select asset quality ratios for the periods indicated:

	As of
	September 30, 2026			December 31, 2025
	Total	Fintech	Non-fintech	Total	Fintech	Non-fintech
ACL to loans	0.87%	3.33%	0.51%	0.93%	2.84%	0.58%

Non-performing loan ratios:
ACL to non-performing loans	98.0%	n/m(1)	53.3%	89.6%	n/m(1)	48.8%
Non-performing loans to total loans(2)	0.89%	0.45%	0.96%	1.04%	0.18%	1.19%
Non-performing assets to total assets	1.44%	---	---	1.44%	---	---
___________________
(1)ACL to non-performing loan ratio for Fintech is not meaningful primarily due to the short duration of those loans.
(2)Includes loans 90 days past due still accruing interest.

	Nine Months Ended September 30,
	2026			2025
	Total	Fintech	Non-fintech	Total	Fintech	Non-fintech
Net charge-offs to average loans (annualized)	1.73%	9.32%	0.05%	2.47%	27.32%	0.12%
Allowance for Credit Losses (“ACL”) to total loans decreased to 0.87% at September 30, 2026 compared to 0.93% at December 31, 2025. The fintech ACL to Loans ratio increased to 3.33% as of September 30, 2026 from 2.84% at December 31, 2025.
Non-performing loan ratios are also calculated showing fintech and non-fintech separately, as fintech has a relatively small contribution to the non-performing loan population due to the short-term nature of those receivables, the majority of which are charged off before they reach 90 days past due. However, the fintech loan receivable portfolio growth does have an impact on the denominator of those ratios in total.
ACL to non-performing loans—Total increased to 98.0% at September 30, 2026 from 89.6% at December 31, 2025, and for non-fintech, the ratios are 53.3% and 48.8% for the respective periods. Non-performing loans are subject to specific review when preparing our allowance for credit losses estimate. We assess the collectability of the receivables, the nature of the non-performance status, the loan to collateral value, and other factors, when determining whether a specific reserve is required.
Non-performing loans to total loans decreased to 0.89% at September 30, 2026, from 1.04% at December 31, 2025.
Non-performing assets to total assets ratio was relatively consistent with 1.44% at September 30, 2026 and 1.44% at December 31, 2025.
See further discussion of the non-performing loan population directly above under “Portfolio Performance.”
Net charge-offs to average loans was 1.73% for the nine months ended September 30, 2026 compared to 2.47% for the nine months ended September 30, 2025.
Fintech net charge-offs to average loans of 9.32% for the nine months ended September 30, 2026 was an improvement from 27.32% for the nine months ended September 30, 2025, driven by improved performance of unsecured loans. Any net charge-offs on fintech loans are covered by credit enhancement agreements, through which a partner of the Fintech business covers incurred losses on such fintech loans. The measurement of the ACL for fintech loans and the related credit enhancement are based on the same estimate and are equal and correlate to like amounts in our income statement. See “Total Loan Portfolio—Fintech Programs” for further discussion of the credit enhancement.
Excluding fintech loans, net charge-offs to average loans was 0.05% for the nine months ended September 30, 2026 and 0.12% for the nine months ended September 30, 2025. The decline is primarily driven by improved performance of the direct lease financing portfolio.

Non-Accrual and 90+ Days Past Due Loans
The following tables summarize non-accrual loans and loans past due 90 days or more still accruing interest, by year of origination (dollars in thousands):

	As of September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	—	1,353	5,534	4,480	929	—	12,296
Total SBL non-real estate	—	—	1,353	5,534	4,480	929	—	12,296

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	692	8,500	9,372	6,245	—	24,809
Total SBL commercial mortgage	—	—	692	8,500	9,372	6,245	—	24,809

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	710	—	710
Total SBL construction	—	—	—	—	—	710	—	710

90+ Days past due	2,484	42	—	—	—	34	—	2,560
Non-accrual	452	35	676	3,789	1,796	401	—	7,149
Total direct lease financing	2,936	77	676	3,789	1,796	435	—	9,709

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total IBLOC	—	—	—	—	—	—	—	—

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	12,700	—	—	12,700
Total real estate bridge lending	—	—	—	—	12,700	—	—	12,700

90+ Days past due	4,098	113	—	—	—	—	—	4,211
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	4,098	113	—	—	—	—	—	4,211

90+ Days past due	—	—	—	—	—	85	—	85
Non-accrual	—	—	—	—	—	248	—	248
Total other loans	—	—	—	—	—	333	—	333

Total 90+ Days past due	$6,582	$155	$—	$—	$—	$119	$—	$6,856
Total Non-accrual	$452	$35	$2,721	$17,823	$28,348	$8,533	$—	$57,912

	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
90+ Days past due	$—	$—	$—	$—	$—	$—	$—	$—
Non-accrual	—	405	3,109	2,705	1,360	1,060	—	8,639
Total SBL non-real estate	—	405	3,109	2,705	1,360	1,060	—	8,639

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	706	5,318	7,596	6,049	2,308	—	21,977
Total SBL commercial mortgage	—	706	5,318	7,596	6,049	2,308	—	21,977

90+ Days past due	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	1,950	710	—	2,660
Total SBL construction	—	—	—	—	1,950	710	—	2,660

90+ Days past due	120	—	92	98	—	1,147	—	1,457
Non-accrual	—	1,696	6,302	3,254	787	27	—	12,066
Total direct lease financing	120	1,696	6,394	3,352	787	1,174	—	13,523

90+ Days past due	—	—	—	—	—	—	251	251
Non-accrual	—	—	—	—	—	—	446	446
Total IBLOC	—	—	—	—	—	—	697	697

90+ Days past due	—	—	—	—	14,459	—	—	14,459
Non-accrual	—	—	—	—	9,755	—	—	9,755
Total real estate bridge lending	—	—	—	—	24,214	—	—	24,214

90+ Days past due	2,030	—	—	—	—	—	—	2,030
Non-accrual	—	—	—	—	—	—	—	—
Total fintech loans	2,030	—	—	—	—	—	—	2,030

90+ Days past due	—	—	—	—	—	2	—	2
Non-accrual	—	—	—	—	—	142	—	142
Total other loans	—	—	—	—	—	144	—	144

Total 90+ Days past due	$2,150	$—	$92	$98	$14,459	$1,149	$251	$18,199
Total Non-accrual	$—	$2,807	$14,729	$13,555	$19,901	$4,247	$446	$55,685

Allowance for Credit Losses
We review the adequacy of our ACL on at least a quarterly basis to determine a provision for credit losses to maintain our ACL at a level we believe is appropriate to recognize current expected credit losses. A summary of loans recorded at amortized cost and the allowance follows (dollars in thousands):

	September 30, 2026			December 31, 2025
	Allowance for credit loss	Loans, net of deferred loan fees and costs	% of total loans	Allowance for credit loss	Loans, net of deferred loan fees and costs	% of total loans
SBL non-real estate	$7,599	$263,657	3.64%	$6,337	$235,282	3.31%
SBL commercial mortgage	3,434	771,566	10.65%	3,118	749,234	10.55%
SBL construction	358	27,920	0.39%	235	22,382	0.32%
Total SBLs	11,391	1,063,143	14.68%	9,690	1,006,898	14.18%
Direct lease financing	11,024	641,008	8.85%	15,675	685,422	9.65%
SBLOC / IBLOC	915	1,830,690	25.27%	1,041	1,669,985	23.52%
Advisor financing	1,476	196,858	2.72%	2,207	294,236	4.14%
Real estate bridge lending	7,018	2,427,108	33.51%	5,949	2,188,952	30.83%
Fintech	31,207	936,577	12.93%	31,137	1,097,998	15.46%
Other loans	452	147,799	2.04%	501	157,416	2.22%
Total loans	$63,483	$7,243,183	100.00%	$66,200	$7,100,907	100.00%

Deferred costs	—	14,466		—	15,769
Total loans, net of deferred costs	$63,483	$7,257,649		$66,200	$7,116,676
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
Fintech loans consist of short-term loans originated by our Bank, with the marketing and servicing assistance of third-party relationships. Loans receivable originated under these fintech agreements are governed by an agreement with the borrower and may include: secured credit cards and unsecured short-term extensions of credit. For the secured credit card program, we recognize a loan receivable and a deposit liability for the cash collateral that secures those accounts. Unsecured fintech loans include payroll advance and other short-term extensions of credit; those accounts are typically repaid within a year of origination.
As of September 30, 2026, and December 31, 2025, all fintech loans, both secured and unsecured, are covered by credit enhancement agreements. The third-party agreements governing the fintech loans include provisions for credit enhancements, through which the third party guarantees losses on such fintech loans (either in whole or in part). When a fintech loan meets a defined delinquency level, we recognize a charge-off of the receivable, and the incurred losses are covered by the third party. Any subsequent recoveries from the charged-off loan are credited to the third party.
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
The measurement of the estimated credit losses and the expected recovery from the credit enhancement are based on the same estimate and correlate to like amounts in our financial statements. We recognized credit enhancement assets of $31.2 million and $31.1 million on the Balance Sheets as of September 30, 2026, and December 31, 2025, respectively.
Net Charge-offs
The following tables present a ratio of net charge-offs to average loans outstanding, for each loan category. Average loans excludes commercial loans, at fair value. (dollars in thousands)

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Net charge-offs (recovery)	Average loan balance	Ratio	Net charge-offs	Average loan balance	Ratio
SBL non-real estate	$41	$247,817	0.02%	$473	$198,218	0.24%
SBL commercial mortgage	486	746,993	0.07%	—	695,437	—
SBL construction	—	22,243	—	—	35,566	—
Direct lease financing	1,987	673,112	0.30%	3,841	702,590	0.55%
SBLOC / IBLOC	446	1,758,894	0.03%	—	1,584,404	—
Advisor financing	—	255,231	—	—	273,945	—
Real estate bridge lending	—	2,253,331	—	—	2,152,902	—
Fintech	94,536	1,352,831	6.99%	112,482	548,909	20.49%
Other loans	(501)	153,773	(0.33%)	919	147,316	0.62%
Total	$96,995	$7,464,225	1.30%	$117,715	$6,339,287	1.86%
Net charge-offs were $97.0 million for the nine months ended September 30, 2026, a decrease of $20.7 million from net charge-offs of $117.7 million during the nine months ended September 30, 2025.
For fintech, in the nine months ended September 30, 2026, $94.5 million of net charge-offs were recognized, or a 9.32% ratio to average loans (annualized), compared to $112.5 million, and 27.32% for the prior year period. The improved fintech charge-off levels reflect better credit performance of the unsecured fintech loans.

Excluding fintech, net charge-offs on the remaining portfolio were $2.5 million for the nine months ended September 30, 2026 and $5.2 million for the nine months ended September 30, 2025.
Deposits
Our primary source of funding is deposit acquisition. At September 30, 2026, we had total deposits of $7.34 billion compared to $8.17 billion at December 31, 2025, which reflected a decrease of $828.0 million, or 10.1%. Due to the nature of our deposit products, daily deposit balances are subject to variability, and deposits averaged $8.42 billion in the third quarter of 2026. As of September 30, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits.
Demand and interest checking is $7.26 billion of total deposits as of September 30, 2026, and primarily consists of balances from prepaid, debit and other payment card accounts that the Bank issues to fund payments for salary, medical spending, commercial, general purpose reloadable, corporate and other incentive, gift, government payments and transaction accounts. These accounts have an established history of stability and lower cost than certain other types of funding. Deposits also include payment processing balances, funds received as collateral supporting the secured credit card program of our Fintech segment, and a small population of traditional deposits.

Savings and money market is $79.6 million of total deposits as of September 30, 2026.
We do not have a traditional branch banking system. Our deposit accounts are comprised primarily of millions of small transaction-based consumer balances which are obtained through and with the assistance of our partners. We have long-term contractual relationships with the partners of our Fintech business which sponsor such accounts as discussed further in Item 1. “Business—Our Strategies” in our 2025 Form 10-K.
Of our $8.42 billion average deposits for the third quarter of 2026, the top three affinity groups accounted for approximately $4.74 billion, the next three largest $1.39 billion, and the four subsequent largest $0.71 billion. The top ten partner relationships at September 30, 2026 consisted of $3.78 billion related to payroll, debit, and government-based accounts such as child support, and $3.07 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.
Of our $7.63 billion average deposits for the third quarter of 2025, the top three affinity groups accounted for approximately $4.04 billion, the next three largest $1.27 billion, and the four subsequent largest $0.71 billion. The top ten partner relationships at year end 2025 consisted of $3.19 billion related to payroll, debit, and government-based accounts such as child support, and $2.83 billion related to consumer and business payment companies, including companies sponsoring incentive and gift card payments.
In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategy, which totaled $877.8 million and $849.9 million as of September 30, 2026 and December 31, 2025, respectively. Such sweeps are utilized to manage our balance sheet composition and deposit portfolio diversity.
The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2026		2025
	Average balance	Average rate	Average balance	Average rate

Demand and interest checking	$8,246,396	1.65%	$7,906,597	2.14%
Savings and money market	137,360	3.68%	88,687	3.69%
Total deposits	$8,383,756	1.68%	$7,995,284	2.15%
Of the demand and interest checking balance shown above, $132.4 million and $134.8 million for 2026 and 2025, respectively, represented balances on which we paid interest. The remaining balance for each period reflects amounts subject to fees paid to third parties, which are based upon a contractual percentage applied to a rate index, generally the effective federal funds rate, and therefore classified as interest expense.
Short-term Borrowings
Short-term borrowings consist of amounts borrowed on our lines of credit with the Federal Reserve Bank or FHLB. There were $1.11 billion and $199.0 million of borrowings with FHLB at September 30, 2026 and December 31, 2025, respectively. Our use of short-term borrowings fluctuates based on our current funding needs for loans. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve.
The following table summarizes short-term borrowings (dollars in thousands):

	Nine months ended September 30,
	2026	2025
Short-term borrowings
Balance at period end	$1,110,000	$200,000
Average balance year-to-date	321,152	15,334
Maximum month-end balance	1,110,000	450,000
Weighted average rate year-to-date	3.93%	4.35%
Rate at period end	4.26%	4.30%

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
Deposits. Our primary source of funding has been consumer deposits generated through partner relationships. Average total deposits increased by $794.2 million, or 10.4%, to $8.42 billion for the third quarter of 2026 compared to $7.63 billion in the third quarter of 2025. While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system, but are tied to long-term partner contracts. Certain components of our deposits experience seasonality, creating greater excess liquidity at certain times. The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.
As of September 30, 2026, 94% of the deposits are insured, 3% are low balance accounts (such as anonymous gift cards and corporate incentive cards for which there is no identified depositor) and 3% are other uninsured deposits. We do not believe that such uninsured accounts present a significant liquidity risk.
In addition, we sweep deposits off our balance sheet to other institutions as part of our funding strategy, which totaled $877.8 million and $849.9 million as of September 30, 2026 and December 31, 2025, respectively. Such sweeps are utilized to optimize diversity within our funding structure by managing the percentage of individual client deposits to total deposits. Deposit sweeps represent an amount of deposits that are greater than our current needs to fund our assets. The swept deposits serve as a source of contingent liquidity, as we may move a portion of those deposits back on balance sheet, at our election.
Other Funding Sources. While consumer deposit accounts, including prepaid and debit card accounts, comprise the vast majority of our funding sources, we maintain secured borrowing lines with the FHLB and the Federal Reserve that are collateralized by pledged loans and investment securities. Average short-term borrowings increased by $466.3 million to $511.3 million for the third quarter of 2026 compared to $45.1 million in the third quarter of 2025, as we utilized more short-term borrowings to fund growth in our loan portfolio.
As of September 30, 2026, we had $1.11 billion borrowed under these facilities, and based on the current amount of loans and securities pledged there is $3.45 billion of additional available capacity which we can access anytime, which is an increase from $199.0 million borrowed and $3.19 billion available capacity based on assets pledged as of December 31, 2025. We expect to continue to maintain our facilities with the FHLB and Federal Reserve.
Loans. We utilize the deposits that are primarily generated by our Fintech business to fund our credit solutions business and the sponsored lending loans of fintech. Historically, growth in deposits has funded growth of loans. Average loans and leases grew to $7.91 billion in the third quarter of 2026 from $6.69 billion in the third quarter of 2025, an increase of $1.22 billion representing a use of funds.
Investment Securities. One source of contingent liquidity is available-for-sale securities, which amounted to $1.52 billion at September 30, 2026, compared to $1.67 billion at December 31, 2025. In the nine months ended September 30, 2026, $19.1 million of securities purchased were exceeded by $91.3 million of securities cash inflows.
Cash. At September 30, 2026, our interest-earning deposits within cash and cash equivalents were $70.9 million, and primarily consisted of deposits with the Federal Reserve. Interest-earning deposit average balances decreased to $100.9 million in the third quarter of 2026 from $355.0 million in the third quarter of 2025.

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
We had outstanding commitments to fund loans, including unused lines of credit, of $2.54 billion as of September 30, 2026. The majority of our commitments are variable rate and originate with SBLOC. The amount of such commitments represents amounts unfunded under existing loan agreements, where there is capacity for the customer to borrow additional amounts as long as there is no violation of any condition of the contract. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.
As of September 30, 2026, we had cash reserves of $10.9 million at the holding company. Stock repurchases along with interest payments on our debt instruments have historically been funded by dividends from the Bank, as have interest payments on the above debt instruments. Stock repurchases may be terminated at any time. The holding company’s sources of liquidity are primarily comprised of dividends paid by the Bank to the Company, and the issuance of debt.
Capital Resources and Requirements. We must comply with capital adequacy guidelines issued by our regulators. The following table sets forth our regulatory capital ratios and the required levels to be considered a “well capitalized” institution as of September 30, 2026:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio	Common equity Tier 1 to risk weighted assets
As of September 30, 2026
The Bancorp, Inc.	7.26%	11.37%	12.39%	11.37%
The Bancorp Bank, National Association	9.03%	14.11%	15.12%	14.11%
“Well capitalized” institution (under federal regulations-Basel III)	5.00%	8.00%	10.00%	6.50%
At September 30, 2026, the Bank was “well capitalized” under banking regulations.

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

Gap Analysis
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at September 30, 2026 and the portions of each financial instrument that are anticipated, based upon certain assumptions, to mature or reset in each future period:

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(Dollars in thousands)
Interest-earning assets:
Commercial loans, at fair value	$48,242	$6,985	$45,672	$3,318	$1,711
Loans, net of deferred loan fees and costs	4,019,931	644,154	1,704,842	746,166	142,556
Investment securities	284,016	24,203	198,387	270,280	746,615
Interest-earning deposits	70,857	—	—	—	—
Total interest-earning assets	4,423,046	675,342	1,948,901	1,019,764	890,882

Interest-bearing liabilities:
Deposits: Transaction accounts, as adjusted	3,628,962	—	—	—	—
Deposits: Savings and money market	79,583	—	—	—	—
Short-term borrowings	1,110,000	—	—	—	—
Senior debt and subordinated debentures	13,401	—	—	196,736	—
Total interest-bearing liabilities	4,831,946	—	—	196,736	—
Gap	$(408,900)	$675,342	$1,948,901	$823,028	$890,882
Cumulative gap	$(408,900)	$266,442	$2,215,343	$3,038,371	$3,929,253
Gap to assets ratio	(4)%	7%	21%	8%	10%
Cumulative gap to assets ratio	(4)%	3%	24%	32%	42%
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

Interest Rate Sensitivity Analysis
The following table shows impact of hypothetical instantaneous parallel shifts in the yield curve on our net portfolio value and annual net interest income:

(Dollars in thousands)	Net portfolio value at		Net interest income
	September 30, 2026		September 30, 2026
Rate scenario	Amount	Percent Change	Amount	Percent Change
+200 basis points	$1,934,956	1.07%	$368,222	(1.51)%
+100 basis points	1,922,886	0.44%	370,941	(0.78)%
Flat rate	1,914,398	—	373,860	—
-100 basis points	1,897,705	(0.87)%	378,782	1.32%
-200 basis points	1,869,113	(2.37)%	382,352	2.27%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk for the quarter ended September 30, 2026 is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management” of this Quarterly Report on Form 10-Q. Except for such information, there has been no material change to our assessment of our sensitivity to market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)(3)

July 1, 2026 - July 31, 2026	256,670	$66.43	256,670	$82,950
August 1, 2026 - August 31, 2026	204,176	$68.37	204,176	$68,991
September 1, 2026 - September 30, 2026	361,383	$52.55	361,383	$50,000
Total	822,229	$60.81	822,229	$50,000
(1)On July 7, 2025, our Board of Directors approved a common stock repurchase program for the 2026 fiscal year (the “2026 Repurchase Program”). Under the 2026 Repurchase Program, the Company was authorized to repurchase up to $200.0 million of repurchases depending on the share price, securities laws and stock exchange rules which regulate such repurchases, and repurchased shares may have been reissued for various corporate purposes.
(2)The Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The 2026 Repurchase Program may be suspended, amended or discontinued at any time. The 2026 Repurchase Program has an expiration date of December 31, 2026.
(3)Dollars in thousands.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

THE BANCORP, INC.
(Registrant)

November 5, 2026	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer (principal executive officer)

November 5, 2026	/S/ DOMINIC C. CANUSO
Date	Dominic C. Canuso Chief Financial Officer (principal financial and accounting officer)